Form 10-Q
period 1996-06-30
MK GOLD CO
filed 1996-08-14
CIK 913586

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

       (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to __________

                         Commission file number 0-23042

                                MK GOLD COMPANY
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                             82-0487047
    -------------------------------             -------------------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)              Identification No.)

         60 East South Temple, Suite 2100, Salt Lake City, Utah 84111
- --------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (801) 237-1700
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
     ---      ---



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 12, 1996, there were 19,397,800 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

     As more fully described in the accompanying notes, the unaudited interim consolidated financial statements contained in this report should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (the "1996 10-K"). In the 1996 10-K, the Company reported that the Company suffered significant losses in fiscal 1996 as a result of serious problems at each of the Company's operations and projects. In addition, the Company reported an impairment of assets totaling $33.9 million. Accordingly, the 1996 10-K contains information relevant to an analysis of the financial information contained in this report and for purposes of comparing the Company's results of operations for the three months ended June 30, 1996 with the same period in the prior year.

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1996 (UNAUDITED)
(THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                    JUNE 30
                                                               1996           1995
                                                           -----------    -----------
Revenue
 Product sales                                             $       628    $     7,541
 Mining services                                                 2,792          1,918
                                                           -----------    -----------
Total revenue                                                    3,420          9,459

Operating expenses
 Product sales                                                   2,544          7,273
 Mining services                                                 2,254          1,337
                                                           -----------    -----------
Total operating expenses                                         4,798          8,610

Gross profit                                                    (1,378)           849
Exploration and project investigation costs                       (391)          (298)
General and administrative expense                                (547)          (659)
                                                           -----------    -----------

Loss from operations                                            (2,316)          (108)
Investment income                                                  182            501
Equity in (loss) of unconsolidated affiliate                                     (253)
Interest expense                                                   (32)          (520)
                                                           -----------    -----------
Loss before income taxes                                        (2,166)          (380)

Income tax benefit                                                 436            118
                                                           -----------    -----------

Net loss                                                   $    (1,730)   $      (262)
                                                           ===========    ===========

Loss per common share                                            $(.09)         $(.01)

Common shares used to compute loss per share                19,397,800     19,397,800


The accompanying notes are an integral part of the financial statements.

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 1996 (UNAUDITED) AND MARCH 31, 1996 (AUDITED)
(THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

                                                 JUNE 30,      MARCH 31,
ASSETS                                             1996          1996
                                                 --------      ---------
Current assets

Cash and cash equivalents                        $ 8,855        $15,933

Securities available for sale                      1,976          1,950

Gold bullion held for sale                         7,575          2,915

Receivables                                        2,089          1,654

Refundable income taxes                              727              -

Inventories
  Ore and in process                               2,297          3,016
  Materials and supplies                           1,462          1,065

Other                                                 38            464
                                                 -------        -------

  Total current assets                            25,019         26,997
                                                 -------        -------

Investment in unconsolidated affiliates            1,127          1,197

Property, plant and mine development, net          5,843          6,514

Deferred income taxes                              3,762          3,762

Restricted cash                                      794            736
                                                 -------        -------
TOTAL ASSETS                                     $36,545        $39,206
                                                 =======        =======

                                                                 (continued)

                                                                 JUNE 30,    MARCH 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                               1996        1996
                                                                 --------    ---------

Current liabilities

Accounts payable                                                 $   3,160    $  3,013

Income taxes payable                                                    -          808

Deferred income taxes                                                  203         203

Other accrued liabilities                                              903         780
                                                                  --------    --------

   Total current liabilities                                         4,266       4,804
                                                                  --------    --------

Reclamation liabilities                                              2,086       1,994

Deferred revenue                                                     6,927       7,409
                                                                  --------    --------

Total liabilities                                                   13,279      14,207
                                                                  --------    --------

STOCKHOLDERS' EQUITY

Common stock, par value $.01, authorized 40,000,000 shares,
issued 19,397,800.                                                     194         194

Capital in excess of par value                                      67,105      67,105

Retained deficit                                                   (44,034)    (42,304)

Net unrealized gain on securities available for sale                    54          57

Deferred compensation -- restricted stock                              (53)        (53)
                                                                  --------    --------

Total stockholders' equity                                          23,266      24,999
                                                                  --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 36,545    $ 39,206
                                                                  ========    ========

The accompanying notes are an integral part of the financial statements.


                                                                     (concluded)

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
(THOUSANDS OF DOLLARS)

                                                                        THREE MONTHS ENDED
                                                                             JUNE 30
                                                                         1996       1995
                                                                        -------    -------
OPERATING ACTIVITIES
Net loss                                                                $(1,730)   $  (262)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
 Depreciation, depletion and amortization                                 1,380      2,526
 Deferred revenue                                                          (482)      (346)
 Equity in loss of unconsolidated affiliate                                   -        253
 Changes in operating assets and liabilities:
  Trading securities, net                                                     -        811
  Gold bullion held for sale                                             (4,660)     1,043
  Receivables                                                              (435)    (1,403)
  Refundable income taxes                                                  (727)      (467)
  Inventories                                                               322       (376)
  Other assets                                                              426        140
  Restricted cash                                                           (58)       (52)
  Reclamation liabilities                                                    92         60
  Income taxes payable                                                     (808)         -
  Payable to Leucadia                                                         -        319
  Accounts payable and accrued expenses                                     270        207
  Other adjustments                                                          (3)       263
                                                                        -------    -------
Total adjustments                                                        (4,683)     2,978
                                                                        -------    -------

Net cash provided (used) by operating activities                         (6,413)     2,716
                                                                        -------    -------

INVESTING ACTIVITIES:
 Additions to PP&E                                                         (639)    (1,852)
 Investment in Jerooy Gold Company                                                  (1,106)
 Proceeds from disposition of PP&E                                            -         13
 Investment in unconsolidated affiliate                                       -       (440)
 Investment in securities available for sale                                (26)    (2,318)
                                                                        -------    -------
 Net cash (used) in investing activities                                   (665)    (5,703)
                                                                        -------    -------

FINANCING ACTIVITIES:
 Payments on long term debt                                                   -     (5,012)
                                                                                   -------
 Net cash (used) in financing activities                                      -     (5,012)
                                                                        -------    -------
 Increase (decrease) in cash and cash equivalents                        (7,078)    (7,999)
                                                                                   -------
 Cash and cash equivalents at beginning of period                        15,933     17,056

 Cash and cash equivalents at the end of the period                       8,855    $ 9,057
                                                                        =======    =======
Supplemental disclosures of cash flow information
 Interest paid                                                          $    26    $   348
 Income taxes paid net                                                  $ 1,100    $   297


The accompanying notes are an integral part of the financial statements.

MK GOLD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS IN THOUSANDS)

1.  UNAUDITED INTERIM FINANCIAL STATEMENTS

    The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to the fair presentation of the financial position, results of operations, and cash flows for the interim periods. The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the fiscal year ended March 31, 1996, which are included in the Company's Annual Report filed on Form 10-K for such year (the "1996 10-K"). The results of operations for the three months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at March 31, 1996, was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

    In the 1996 10-K, the Company reported that the Company suffered significant losses in fiscal 1996 as a result of serious problems at each of the Company's operations and projects. In addition, the Company reported an impairment of assets totaling $33.9 million. Accordingly, the 1996 10-K contains information relevant to an analysis of the financial information contained in this report and for purposes of comparing the Company's results of operations for the three months ended June 30, 1996 with the same period in the prior year.

2.  RECLASSIFICATION

    Certain prior year amounts have been reclassified to conform with the current year's presentation.

3.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

    The Company has granted an option to MinAmerica Corporation to purchase the Company's investment in Arlo Resources, Ltd. for $1.2 million. The option expires on August 19, 1996. It is uncertain whether the option will be exercised.

4.  MINING JOINT VENTURES

    The Company owns a 53% undivided interest in the American Girl Mining Joint Venture (the "AGMJV"), which operates a gold mine in Imperial County, California, and owns a 25% undivided interest in the Castle Mountain Venture (the "CMV"), which operates a gold mine in San Bernardino County, California. Results of operations from both joint ventures have been proportionately reflected in the accompanying consolidated financial statements. Any differences between the Company's share of each venture's product sales and net income (loss) before taxes and the amounts shown on these schedules is due to differences in the timing of revenue recognition. Income statement information for each of these joint ventures is summarized below. The amounts below reflect the balances on the joint venture books and do not reflect the impairment reported in the Company's 1996 10-K.

AMERICAN GIRL MINING JOINT VENTURE

                                                  TOTAL VENTURE       MK GOLD'S SHARE
                                               ----------------------------------------
       Results of Operations
       Three Months Ended June 30                 1996       1995       1996      1995
       --------------------------------------------------------------------------------

       Product sales                           $ 5,230    $ 4,131    $ 2,772    $2,189

       (Loss) before taxes                      (5,317)    (1,087)    (2,818)     (576)


CASTLE MOUNTAIN VENTURE

                                               TOTAL VENTURE         MK GOLD'S SHARE
                                               ----------------------------------------
       Results of Operations
       Three Months Ended June 30                 1996       1995       1996      1995
       --------------------------------------------------------------------------------

       Product sales                            12,280    $16,941      3,070    $4,235

       Income (loss) before taxes                 (780)     2,273       (195)      568


5.  INCOME TAXES

    The benefit for income taxes represents the cash refund that would result from the carry-back of the loss for the three months ended June 30, 1996, provided that the Company does not incur additional income tax expense for the remainder of fiscal year 1997.

6.  SUBSEQUENT EVENT

    On August 9, 1996, the Company received notice that Kyrghyzaltyn State Concern ("Kyrghyzaltyn") had filed a Request for Arbitration with the Arbitration Institute of the Stockholm Chamber of Commerce relating to the Jerooy Gold Project located in the Kyrghyz Republic in the former Soviet Union. The Company owns a 30% interest in the Jerooy Gold Company ("Jerooy"), a joint stock company established to study, develop and mine the Jerooy Gold Project. Kyrghyzaltyn owns the remaining 70%. In view of unresolved political and logistic problems and economic uncertainties associated with Jerooy, the Company recorded an impairment of its remaining investment in Jerooy in fiscal 1996.

    In its Request for Arbitration, Kyrghyzaltyn alleges that the Company committed an anticipatory breach of the Jerooy project agreements and seeks a declaration that, among other things, (i) the Company is liable to Kyrghyzaltyn for all out-of-pocket losses caused by such repudiation, and
    (ii) the Company is liable to Kyrghyzaltyn to the extent that Kyrghyzaltyn is unable to enter into agreements with substitute joint venture partners on economic terms substantially similar to those of the project agreements. The outcome of the foregoing proceeding is uncertain. The Company is evaluating the Request for Arbitration and the Company's rights and obligations under the Jerooy project agreements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

    The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

GENERAL

In the 1996 10-K, the Company reported serious problems with respect to each of its operations and projects. As a result of these difficulties, the Company suffered significant losses in fiscal 1996. Additionally, the Company determined an impairment of assets totaling $33.9 million. The impairment of assets and a reduction of the Company's deferred tax assets, added to operating losses of $7.1 million, resulted in a combined loss of $43.4 million for fiscal 1996.

American Girl--Oro Cruz. The Company holds a 53% interest in the American Girl Mining Joint Venture (the "AGMJV"). Operations at the AGMJV currently consist of surface and underground mining at the Oro Cruz Mine. Once surface mining began at Oro Cruz, it became evident that the high grade drill hole intercepts had not been adequately cut and that the mineralized envelope had been too broadly defined during the computer modeling process. In addition, the surface operations at Oro Cruz are hampered by relatively long haul distances to the milling and heap leaching facilities.

The Oro Cruz underground orebody is characterized by poorly defined walls, poor ground conditions and pervasive pegmatite intrusions--all of which have caused excessive dilution. Moreover, it appears that the data used to calculate underground ore reserves at Oro Cruz were gathered from drill holes that were too broadly spaced.

Given the problems with the ore reserve estimates and the experience of mining at Oro Cruz, the Company significantly downgraded both the surface and underground reserves in fiscal 1996, as reported in the 1996 10-K.

During the three months ended June 30, 1996, the problems at Oro Cruz continued to affect operations at the AGMJV. Ore grades at Oro Cruz continue to be lower than expected due to the discovery of previously unknown underground workings. In addition, operations were hampered by higher equipment maintenance costs and higher heap leaching construction costs. Accordingly, the Company experienced higher than projected operating costs at the AGMJV during the three months ended June 30, 1996. Higher operating costs coupled with the reduced ore grade of the Oro Cruz project generated a significant operating loss for the three months ended June 30, 1996.

The Company is continuing its review of shut-down or alternative operating strategies for operations at the AGMJV, and the Company is discussing various options with the Company's joint venture partner. The Company expects to complete its evaluation and to take the appropriate actions with respect to the operations at the AGMJV during the second quarter of fiscal 1997. If the Company determines that an accelerated shut-down is appropriate at the AGMJV, the Company expects to take a significant charge for the Company's share of costs associated with such action.

Castle Mountain. The Company holds a 25% interest in the Castle Mountain Venture (the "CMV"). As described in the 1996 10-K, ore grades at the Castle Mountain Mine were expected to drop significantly compared to fiscal year 1996, and the Company anticipates that operating costs will increase in future years as ore grades continue to decrease. In light of the increasing production costs, decreasing ore grades and projected gold prices, the Company determined that the CMV would not generate sufficient cash flow to repay the book value of the Company's investment in the CMV. Accordingly, the Company took a significant charge related to its investment in the CMV in fiscal 1996.

As expected, lower ore grades were experienced at the Castle Mountain Mine during the three months ended June 30, 1996, resulting in a reduction in gold production. The Company's share of CMV operations did produce a positive cash flow that was higher than expected, however, due to deferral of capital expenditures on expansion of the ore crusher and development of a small underground ore body.

Contract Mining. The Company provides mining services for the CMV at the Castle Mountain Mine. During 1996, the Company and its joint venture partner were engaged in a dispute over the original contract mining agreement. The dispute was effectively settled on December 19, 1995. In settling the contract dispute, the Company agreed to a reduction in the contract price from $1.21 per ton to $.74 per ton and received a lump sum cash payment from the CMV.

As described in the 1996 10-K, a stringent cost-reduction program has been applied to the contract mining operations. The cost savings include personnel reductions, changes in work practices and reduced use of materials and equipment. The Company believes the cost-reduction program has been successful thus far, and contract mining operations were marginally profitable during the three months ended June 30, 1996. The benefits of the cost reduction program were partially offset, however, by higher fuel costs, equipment maintenance costs and increased truck operating time. Future profitability of the contract mining operations will depend upon the continued success of the Company's cost-reduction program.


RESULTS OF OPERATIONS

Gold Production: The Company's attributable share of gold production for the three month period ended June 30, 1996 was 13,764 ounces compared to 16,402 ounces for the three month period ended June 30, 1995. This represents a 16% decrease in production totaling 2,638 ounces.

Production at the Castle Mountain Mine decreased 30% to 7,597 ounces for the three months ended June 30, 1996 compared to 10,784 ounces for the three months ended June 30, 1995. The reduction in production is due to the lower ore grade experienced in the new Oro Belle, Hart Tunnel and Jumbo ("OBHT") pits. Operations in the higher grade Lesley Ann and Jumbo South pits ceased in December, 1995.

The Company's share of gold production from the AGMJV increased 10% to 6,167 ounces for the three months ended June 30, 1996 compared to 5,618 ounces for the three months ended June 30, 1995. Production volumes at the AGMJV increased during the first quarter of fiscal year 1997 compared to the first quarter of fiscal year 1996. Production volumes at the AGMJV were lower for the three months ended June 30, 1995 as a result of permitting delays associated with the Oro Cruz Mine. As described above, the Company is continuing its review of shut-down or alternative operating strategies for operations at the AGMJV.

Revenue: Product sales revenue was $0.6 million for the three month period ended June 30, 1996, compared to $7.5 million for the same period in 1995, a decrease of 92%. Product sales revenue includes the recognition of $0.1 million of deferred revenue associated with hedging activity. During the first quarter only one delivery was made under a forward sale agreement. Gold production for the first quarter was temporarily held in inventory and forward sales contracts maturing during the first quarter were rolled forward to the second quarter. During July, 1996 delivery was made on several forward contracts reducing gold inventory to a more comparable level. The average price realized per ounce of gold was $397 for the three month period ended June 30, 1996 compared to $395 during the same period for the prior year.

Revenue from mining services is primarily dependent upon the quantities of materials mined during the period. For the three month period ended June 30, 1996, revenue increased 47% to $2.8 million compared to $1.9 million for the same period in 1995. The recognition of deferred revenue relating to the settlement of the dispute with the Company's joint venture partner in fiscal 1996 represents $0.4 million of the increase. Mining services revenue increased despite a reduction in the contract price from $1.21 to $.74 per ton under the Company's contract mining agreement with the CMV. Volumes at the Castle Mountain Mine increased during the first quarter of fiscal 1997 as a result of the increased volumes experienced in the OBHT pits compared to volumes in the Lesley Ann pit during the comparable period in fiscal 1996.

Hedging Activity: For the three month period ended June 30, 1996, the average gold price realized was $397 per ounce compared to an average spot price of $391. For the nine months remaining in fiscal 1997, the Company has sold forward 31,700 ounces at an average price of $405 per ounce, sold call options on 14,400 ounces at an average price of $416 per ounce, and bought put options on 4,800 ounces at an average price of $375 per ounce. For fiscal 1998, the Company has sold forward 4,000 ounces at an average price of $406 per ounce. The Company has the ability to extend forward and option positions into the future.

Gross Profit: Gross profit from product sales before recognition of deferred revenue decreased to a loss of $2.0 million for the three months ended June 30, 1996, compared to a profit of $0.3 million for the three months ended June 30, 1995. Product margins have declined as a result of increased operating costs. Reduced ore grades at both the AGMJV and the CMV mines have negatively impacted mining costs. Cash operating costs at the AGMJV exceed the sales value of production.

Gross profit from mining services before recognition of deferred revenue decreased 77% to $0.1 million for the three month period ended June 30, 1996 from $0.6 million for the same period in 1995. Mining service margins have decreased as a result of a decrease in the contract price from $1.21 to $.74 per ton. Volumes have increased, but have not fully offset the impact of the reduced price. The Company has applied a stringent cost reduction program to its contract mining operations; however, the benefits of the cost reduction program were partially offset by higher fuel costs, equipment maintenance costs and increased truck operating time during the three months ended June 30, 1996.

Exploration Costs. Exploration and project investigation costs were $0.4 million for the three months ended June 30, 1996, compared to $0.3 million for the same period during 1995, an increase of 31%. The Company's current objective is to grow through the discovery and acquisition of profitable mining properties and operations. Exploration activities have focused on precious metal properties in the Western U.S. and South America. No properties were acquired during the first quarter.

General and Administrative Expenses:   General and administrative costs
decreased 19% to $0.5 million for the three month period ended June 30, 1996, compared to $0.7 million for the same period during 1995. Cost reduction efforts and lower legal fees have reduced general and administrative costs.

Equity in Unconsolidated Affiliates: Equity in unconsolidated affiliates represents the Company's investment in the stock of Arlo Resources, Ltd. The Company has granted an option to MinAmerica Corporation to purchase the Company's investment in Arlo for $1.2 million. The option expires on August 19, 1996. It is uncertain whether the option will be exercised.

Interest Expense: Interest expense decreased to $32,000 for the three month period ended June 30, 1996, compared to $0.5 million for the same period in 1995. During fiscal year 1996, the company repaid its outstanding bank debt. The Company maintains a credit facility but did not utilize it during the first quarter.

Income Taxes: The benefit for income taxes for the three month period ended June 30, 1996 was $0.4 million. The benefit for income taxes represents the cash refund that would result from the carry-back of the loss for the three months ended June 30, 1996, provided that the Company does not incur additional income tax expense for the remainder of fiscal year 1997. The effective tax rate (benefit) for the quarter ended June 30, 1996 was (20%).

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are its available resources of cash and cash equivalents, a $20 million credit facility and cash generated from mining operations and contract mining services. In addition, the Company has granted an option to MinAmerica Corporation to purchase the Company's investment in Arlo Resources, Ltd. for $1.2 million. The option expires August 19, 1996. It is uncertain whether the option will be exercised.

At June 30, 1996, the Company had cash and cash equivalents of $8,855,000 representing a decrease in cash of $7,078,000 from March 31, 1996. The Company did not sell its first quarter gold production. As a result, gold inventories increased $4.7 million. Existing cash reserves were utilized to fund current business activities.

Net cash used by operating activities was $6,413,000 for the three months ended June 30, 1996 compared to net cash provided by operating activities of $2,716,000 for the same period in 1995. The negative cash flow was primarily the result of a cash operating loss at the AGMJV and an increase in gold inventories.

Additions to property, plant and equipment totaled $639,000 for the three months ended June 30, 1996. Additions to property, plant and equipment consisted of (i) mine development expenditures; (ii) construction expenditures for buildings, machinery, plant and equipment; and (iii) expenditures for mobile mining service equipment.

Upon completion of production at a mine, the Company must make expenditures for reclamation and closure of the mine. The Company provides for future reclamation and mine closure liabilities on a units-of-production basis. At June 30, 1996, $2.1 million were accrued for such costs. In addition to these accruals, the Company and its joint venture partners are depositing cash in a separate fund to cover future reclamation costs at the AGMJV properties and at the CMV properties.

The Company reviews the adequacy of its reclamation and mine closure liabilities in light of current laws and regulations and adjusts its liabilities as necessary. The Company is continuing its review of shut-down or alternative operating strategies for operations at the AGMJV. These strategies, particularly an accelerated shut-down at the AGMJV properties, may impact the accruals and deposits for reclamation at the AGMJV properties. Accordingly, it is possible that the Company will not have made adequate accruals and deposits for reclamation of the AGMJV properties. If the Company has not made adequate accruals and deposits for reclamation at the AGMJV properties, due to an accelerated shutdown or otherwise, such reclamation expenses will reduce the cash and cash equivalents to the Company.

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
- ------   -----------------


On August 9, 1996, the Company received notice that Kyrghyzaltyn State Concern ("Kyrghyzaltyn") had filed a Request for Arbitration with the Arbitration Institute of the Stockholm Chamber of Commerce relating to the Jerooy Gold Project located in the Kyrghyz Republic in the former Soviet Union. The Company owns a 30% interest in the Jerooy Gold Company ("Jerooy"), a joint stock company established to study, develop and mine the Jerooy Gold Project. Kyrghyzaltyn owns the remaining 70%. In view of unresolved political and logistic problems and economic uncertainties associated with Jerooy, the Company recorded an impairment of its remaining investment in Jerooy in fiscal 1996.

In its Request for Arbitration, Kyrghyzaltyn alleges that the Company committed an anticipatory breach of the Jerooy project agreements and seeks a declaration that, among other things, (i) the Company is liable to Kyrghyzaltyn for all out-of-pocket losses caused by such repudiation, and (ii) the Company is liable to Kyrghyzaltyn to the extent that Kyrghyzaltyn is unable to enter into agreements with substitute joint venture partners on economic terms substantially similar to those of the project agreements. The outcome of the foregoing proceeding is uncertain. The Company is evaluating the Request for Arbitration and the Company's rights and obligations under the Jerooy project agreements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- ------   --------------------------------


    (a)  The following exhibits are filed with this report.

    10.1 Option Agreement, dated July 4, 1996, relating to the Company's investment in Arlo Resources Ltd.

    27     Financial Data Schedule


    (b) No report on Form 8-K was filed during the quarter for which this report is filed.