Form 10-Q/A
period 1996-06-30
MK GOLD CO
filed 1996-08-16
CIK 913586

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

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

                               EXPLANATORY NOTE

     This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 is being filed for the purpose of filing page 14 (the Signature Page) and page 15 (the Index to Exhibits) which were omitted from the original filing of such report due to filing agent error.

                                   SIGNATURES
                                   ----------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MK GOLD COMPANY


                                            /s/ John C. Farmer
                                            ------------------------------------
                                            JOHN C. FARMER
                                            Controller, Treasurer and Secretary
                                            (Authorized Signatory and
                                            Principal Accounting Officer)



Date:  August 13, 1996

                               INDEX TO EXHIBITS

Exhibits

10.1 Option Agreement, dated July 4, 1996, relating to the Company's investment in Arlo Resources Ltd.

27        Financial Data Schedule.

                                   SIGNATURES
                                   ----------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MK GOLD COMPANY


                                            /s/ John C. Farmer
                                            ------------------------------------
                                            JOHN C. FARMER
                                            Controller, Treasurer and Secretary
                                            (Authorized Signatory and
                                            Principal Accounting Officer)



Date:  August 15, 1996