Form 10-Q
period 1996-09-30
MK GOLD CO
filed 1996-11-14
CIK 913586

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ___________ to __________

                         Commission file number 0-23042

                                MK GOLD COMPANY
                          ---------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                    82-0487047
    ----------------------------                      -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

         60 East South Temple, Suite 2100, Salt Lake City, Utah 84111
         ---------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                  (801) 237-1700
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
         ---------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
     ---      ---



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 8, 1996, there were 19,397,800 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

          As more fully described in the accompanying notes, the unaudited interim consolidated financial statements contained in this report should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (the "1996 10-K"). In the 1996 10-K, the Company reported that the Company suffered significant losses in fiscal 1996 as a result of serious problems at each of the Company's operations and projects. In addition, the Company reported an impairment of assets totaling $33.9 million. Accordingly, the 1996 10-K contains information relevant to an analysis of the financial information contained in this report and for purposes of comparing the Company's results of operations for the six months ended September 30, 1996 with the same period in the prior year.

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED SEPTEMBER 30, 1996 (UNAUDITED)
(THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 SEPTEMBER 30                        SEPTEMBER 30
                                                              1996          1995                  1996           1995
                                                         -------------------------------     -------------------------
Revenue
     Product sales                                             7,488         $     5,102          8,116    $    12,643
     Mining services                                           2,858               2,514          5,650          4,432
                                                         -----------         -----------    -----------    -----------
Total revenue                                                 10,346               7,616         13,766         17,075

Operating expenses
     Product sales                                             7,833               5,746         10,377         13,019
     Mining services                                           2,035               1,849          4,289          3,186
                                                         -----------         -----------    -----------    -----------
Total operating expenses                                       9,868               7,595         14,666         16,205

Gross profit (loss)                                              478                  21           (900)           870

Exploration and project investigation costs                     (580)               (512)          (971)          (810)
General and administrative expense                              (690)             (1,001)        (1,237)        (1,660)
Provision for Closure and Reclamation of
     American Girl Joint Venture
     Operations and Properties                                (2,100)                            (2,100)
Equity in (loss) of unconsolidated affiliate                       0                (509)             0           (762)
                                                         -----------         -----------    -----------    -----------
Loss from operations                                          (2,892)             (2,001)        (5,208)        (2,362)

Investment income                                                189                 362            371            863
Interest expense                                                 (23)               (190)           (55)          (710)
                                                         -----------         -----------    -----------    -----------
Loss before income taxes                                      (2,726)             (1,829)        (4,892)        (2,209)

Income tax benefit (expense)                                    (290)                909            146          1,027
                                                         -----------         -----------    -----------    -----------

Net loss                                                  $   (3,016)         $     (920)    $   (4,746)    $   (1,182)
                                                          ==========          ==========     ==========     ===========

Loss per common share                                     $     (.16)         $     (.05)    $     (.25)    $    (.06)

Common shares used to compute loss per share              19,397,800          19,397,800     19,397,800     19,397,800


The accompanying notes are an integral part of the financial statements.

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 (UNAUDITED) AND MARCH 31, 1996 (AUDITED)
(THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)


                                             SEPTEMBER 30, MARCH 31,
ASSETS                                           1996       1996
--------------------------------------------   ---------   -------

Current assets

  Cash and cash equivalents                       11,963   $15,933

  Securities available for sale                    1,997     1,950

  Gold bullion held for sale                       5,895     2,915

  Receivables                                      1,068     1,654

  Refundable income taxes                            917         -

  Inventories

         Ore and in process                        1,422     3,016

         Materials and supplies                    1,946     1,065

Other                                                463       464
                                                 -------   -------

         Total current assets                     25,671    26,997
                                                 -------   -------

Investment in unconsolidated affiliates                -     1,197

Property, plant and mine development, net          4,981     6,514

Deferred income taxes                              3,283     3,762

Restricted cash                                      860       736

                                                 -------   -------
TOTAL ASSETS                                     $34,795   $39,206
                                                 =======   =======



                                                                     (CONTINUED)


                                                                 SEPTEMBER 30,    MARCH 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                 1996           1996
--------------------------------------------------------------   --------------   ----------

Current liabilities

  Accounts payable                                                       2,954     $  3,013

  Income taxes payable                                                       -          808

  Deferred income taxes                                                    203          203

  Other accrued liabilities                                                996          780
                                                                      --------     --------

     Total current liabilities                                           4,153        4,804
                                                                      --------     --------

Reclamation and mine closure reserves                                    4,323        1,994

Deferred revenue                                                         6,357        7,409
                                                                      --------     --------

Total liabilities                                                       14,833       14,207
                                                                      --------     --------

STOCKHOLDERS' EQUITY

Common stock, par value $.01, authorized 40,000,000 shares,
issued 19,397,800.                                                         194          194

Capital in excess of par value                                          67,105       67,105

Retained deficit                                                       (47,338)     (42,304)

Net unrealized gain on securities available for sale                        54           57

Deferred compensation -- restricted stock                                  (53)         (53)
                                                                      --------     --------

Total stockholders' equity                                              19,962       24,999
                                                                      --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 34,795     $ 39,206
                                                                      ========     ========

The accompanying notes are an integral part of the financial statements.

                                                                     (CONCLUDED)

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
(THOUSANDS OF DOLLARS)

                                                                                       SIX MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                                    1996            1995
                                                                                --------------------------
OPERATING ACTIVITIES
Net loss                                                                               $(4,746)   $ (1,182)
                                                                                       -------    --------
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
 Depreciation, depletion and amortization                                                2,344       4,596
 Deferred revenue                                                                       (1,130)     (1,004)
 Deferred taxes                                                                            479          (2)
 Equity in loss of unconsolidated affiliate                                                  -         761
 Changes in operating assets and liabilities:
  Trading securities, net                                                                    -         811
  Gold bullion held for sale                                                            (2,980)        309
  Receivables                                                                              586         622
  Refundable income taxes                                                                 (917)     (1,375)
  Inventories                                                                              713         (75)
  Other assets                                                                              (1)         86
  Restricted cash                                                                         (125)        (98)
  Reclamation liabilities                                                                2,329         123
  Income taxes payable                                                                    (808)
  Accounts payable and accrued expenses                                                    157         615
  Other adjustments                                                                        126         194
                                                                                       -------    --------

Total adjustments                                                                          773       5,563
                                                                                       -------    --------

Net cash provided (used) by operating activities                                        (3,973)      4,381
                                                                                       -------    --------
INVESTING ACTIVITIES:
 Additions to PP&E                                                                      (1,153)     (4,689)
 Investment in Jerooy Gold Company                                                                  (1,472)
 Proceeds from disposition of PP&E                                                           7          29
 Investment in unconsolidated affiliate                                                      -      (1,110)
 Investment in securities available for sale                                               (47)      8,634
 Proceeds from close of hedge program                                                        -       1,060
 Proceeds from sale of unconsolidated subsidiary                                         1,196           -
                                                                                       -------    --------

 Net cash (used) in investing activities                                                     3       2,452
                                                                                       -------    --------
FINANCING ACTIVITIES:
 Net cash (used) for payment of long-term debt                                               -     (20,008)
 Equipment financing                                                                         -          (9)
 Purchase of Treasury Stock                                                                  -          (1)
                                                                                       -------    --------

Net cash (used) in financing activities                                                      -     (20,018)
                                                                                       -------    --------

 Increase (decrease) in cash and cash equivalents                                       (3,970)    (13,185)
 Cash and cash equivalents at beginning of period                                       15,933      17,056
                                                                                       -------    --------

 Cash and cash equivalents at the end of the period                                    $11,963    $  3,871
                                                                                       =======    ========
Supplemental disclosures of cash flow information
 Interest paid                                                                         $    55    $    112
 Income taxes paid net                                                                 $ 1,100    $      0

The accompanying notes are an integral part of the financial statements.

MK GOLD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS IN THOUSANDS)

1.  UNAUDITED INTERIM FINANCIAL STATEMENTS

    The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to the fair presentation of the financial position, results of operations, and cash flows for the interim periods. The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the fiscal year ended March 31, 1996, which are included in the Company's Annual Report filed on Form 10-K for such year (the "1996 10-K"). The results of operations for the six months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at March 31, 1996, was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

    In the 1996 10-K, the Company reported significant losses as a result of serious problems at each of the Company's operations and projects. In addition, the Company reported an impairment of assets totaling $33.9 million. Accordingly, the 1996 10-K contains information relevant to an analysis of the financial information contained in this report and for purposes of comparing the Company's results of operations for the six months ended September 30, 1996 with the same period in the prior year. On September 5, 1996, the Company announced the suspension of operations at the American Girl Mining Joint Venture. In addition to the operating losses of $1.4 million incurred at the American Girl operations during the second quarter, the Company recorded a charge of $2.1 million during the quarter ended September 30, 1996 to provide for future mine closure and reclamation costs.

2.  RECLASSIFICATION

    Certain prior year amounts have been reclassified to conform with the current year's presentation.

3.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

    On September 10, 1996 MinAmerica Corporation exercised an option to purchase the Company's investment in Arlo Resources, Ltd. for approximately $1.2 million. The purchase price has been received and the sale has been completed.

4.  MINING JOINT VENTURES

    The Company owns a 53% undivided interest in the American Girl Mining Joint Venture (the "AGMJV"), which operates a gold mine in Imperial County, California, and owns a 25% undivided interest in the Castle Mountain Venture (the "CMV"), which operates a gold mine in San Bernardino County, California. Results of operations from both joint ventures have been proportionately reflected in the accompanying consolidated financial statements. Any differences between the Company's share of each venture's product sales and net income (loss) before taxes and the amounts shown on these schedules is due to differences in the timing of revenue recognition. Income statement information for each of these joint ventures is summarized below. The amounts below reflect the balances on the joint venture books and do not reflect the impairment reported in the Company's 1996 10-K. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the results of operations after adjusting for previously recognized write-offs relating to the ventures.

           AMERICAN GIRL MINING JOINT VENTURE

                                                      TOTAL VENTURE
                                                   --------------------
                  Results of Operations
                  Six Months Ended Sept 30             1996       1995
           -------------------------------------   --------    -------
                  Product sales                    $  9,904    $ 8,601

                  (Loss) before taxes               (14,860)    (2,988)

           CASTLE MOUNTAIN VENTURE

                                                      TOTAL VENTURE
                                                   -------------------
                  Results of Operations
                  Six Months Ended Sept 30           1996       1995
           -------------------------------------   --------    -------
                  Product sales                    $ 24,228    $27,772


                  Income (loss) before taxes         (1,792)     2,450


5.  INCOME TAXES

    The benefit for income taxes includes the cash refund that would result from the carry-back of the loss for the six months ended September 30, 1996, provided that the Company does not incur additional income tax expense for the remainder of fiscal year 1997. In the prior year, the Company recorded a tax benefit relating to deferred revenue. The amount of deferred revenue recognized during the second quarter did not result in the recognition of a tax benefit. Accordingly, the Company reduced its deferred tax asset.

6.  JEROOY GOLD COMPANY DISPUTE

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

    The Company responded to Kyrghyzaltyn's request for arbitration by filing a counter claim with the Arbitration Institute of the Stockholm Chamber of Commerce. The Company subsequently entered into negotiation with Kyrghyzaltyn to determine if Kyrghyzaltyn was willing to modify the existing agreements to allow the project to be more attractive to lenders and parties required to provide loan guarantees. Upon determination that Kyrghyzaltyn was unwilling or unable to modify project agreements, the Company and Kyrghyzaltyn entered into negotiations to dissolve Jerooy Gold Company, release the Company from liability (including liability from additional legal proceedings and arbitration), and compensate the Company for certain expenditures related to the study of the feasibility of the project.

    The Company and Kyrghyzaltyn reached an agreement on October 22, 1996 to dissolve Jerooy Gold Company under the following conditions:

    . MK Gold is released from further liability for events surrounding the investigation and feasibility study of the project.
    . Kyrghyzaltyn will pay MK Gold $1,000,000 if Kyrghyzaltyn executes a development agreement with another party.
    . Kyrghyzaltyn will pay MK Gold an additional $1,500,000 from future revenue, if any, generated from gold production at the project.

    Kyrghyzaltyn withdrew its request for arbitration and the Company has no further obligations with respect to the Jerooy project. Due to the uncertainty as to whether the Company will receive any further payments under the provisions of the agreement, no value for the future payments has been recorded on the September 30, 1996 balance sheet.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

American Girl--Oro Cruz. The Company holds a 53% interest in the American Girl Mining Joint Venture (the "AGMJV"). After completing a thorough evaluation of shut-down and alternative operating strategies for operations at the AGMJV, the Company determined that no practical mining and processing methods could be developed which would justify continued operations. On September 5, 1996 the Company therefore announced that it was suspending operations at the AGMJV.

As part of the suspension plan, the Company and its joint venture partner, Hecla Mining Company, agreed to a modified program and budget for the remainder of the year which called for a suspension of full scale open pit and underground mining effective mid-September. Crushing and milling operations ceased in mid-October. Reclamation activities of the surface and underground operations began in mid-September. It is expected that full mine reclamation will be completed in approximately two years. All appropriate government agencies were informed as to the Company's actions.

Cost estimates and budgets for the suspension of operations, closure and reclamation have been developed. The Company's share of expected costs, from October 1, 1996, associated with the closure resulted in a second quarter charge of $2.1 million. This charge is in addition to the losses of $(1.4) million and $(3.0) million for the Company's share of the operating losses incurred by the AGMJV for the quarter and six months ended September 30, 1996.

Castle Mountain. The Company holds a 25% interest in the Castle Mountain Venture (the "CMV"). As described in the 1996 10-K and first quarter 10-Q, the Castle Mountain Mine ore grades dropped as new and lower grade pits were phased in. These lower grades led to the Company taking a charge related to its investment in fiscal 1996. With the move to the new pit areas, gold production has declined and operating costs have increased significantly compared to the old pit areas. The Company's share of the CMV income, after giving effect to its reduced investment, was $.4 million and $.5 million for the three and six month periods ended September 30, 1996, respectively.

Contract Mining. Mining services are provided to CMV at the Castle Mountain Mine by the Company. The Company is operating under the new Mining Contract which resulted from the settlement of a contract dispute. The 1996 10-K described the dispute which led to the adoption of a new mining contract and unit price of $.74 per ton.

The new contract price is significantly below the original contract price. To improve contract mining profitability, cost reduction programs have been implemented. These programs have been successful in reducing the cost-per-ton mined. Contract mining profitability was compromised during the second quarter by longer truck hauls, poor loading unit availability, and reduced truck load factors. A new loading unit was delivered and put into service at the end of the second quarter which will significantly improve loader availability. The lower density ores currently being mined have reduced the truck load factors. Sideboards have been added to the haul trucks to increase haul truck capacity. The Company recorded a profit related to its contract mining operations of $.1 million and $.3 million for the three and six months ended September 30, 1996, respectively.

Exploration. The Company has under way a vigorous search for profitable investment opportunities. During the second quarter mineral properties in Chile and Russia were examined. Since none of these met the Company's economic criteria, no acquisitions were made. The search for prospective properties in South America continues.

In the month of August, a gold exploration program in the Basin and Range Province of Nevada and California was initiated. This effort is based on intensive use of topographic, geological, geochemical, and geophysical data bases, portions of which have not been previously used in gold exploration. This program will continue through the winter, weather permitting.


Results of Operations

Gold Production: The Company's attributable share of gold production for the three and six month periods ended September 30, 1996 was 14,161 ounces and 29,129 ounces, respectively, compared to 13,258 ounces and 29,660 ounces for the three and six month periods ended September 30, 1995. This represents a 7% increase in production for the second quarter and a 2% decrease in production for the six months ended September 30, 1996.

The Company's share of production at the Castle Mountain Venture decreased 13% to 15,568 ounces for the six months ended September 30, 1996, compared to 17,918 ounces for the six months ended September 30, 1995. The reduction in production is due to the lower ore grade experienced in the new Oro Belle, Hart Tunnel and Jumbo (collectively, "OBHT") pits. Operations in the higher grade Lesley Ann and Jumbo South pits ceased in December, 1995.

The Company's share of gold production from the AGMJV increased 15% to 13,561 ounces for the six months ended September 30, 1996, compared to 11,742 ounces for the six months ended September 30, 1995. Production volumes at the AGMJV during the second quarter of fiscal year 1997 increased compared to the second quarter of fiscal year 1996. Production volumes at the AGMJV were lower for the six months ended September 30, 1995 as a result of permitting delays associated with the Oro Cruz Mine. As mentioned above, mining operations have been suspended at the AGMJV. A limited amount of gold production will be obtained from continued leaching and rinsing of the heap leach pads and revenue therefrom will be used to defray a portion of closure and reclamation costs.

Revenue: Product sales revenue was $7.5 million and $8.1 million for the three and six month periods ended September 30, 1996, respectively, compared to $5.1 million and $12.6 million for the same periods in 1995. Product sales revenue includes the recognition of $.3 and .4 million of deferred revenue associated with hedging activity for three and six months ended September 30, 1996, respectively. During the first quarter only one delivery was made under a forward sale agreement. Gold production for the first quarter was temporarily held in inventory and forward sales contracts maturing during the first quarter were rolled forward to the second quarter. During July, 1996 delivery was made on several forward contracts. The average price realized per ounce of gold was $401 for each of the three and six month periods ended September 30, 1996, compared to $401 and $397 during the same periods for the prior year.

Revenue from mining services is primarily dependent upon the quantities of materials mined during the period. For the three and six month periods ended September 30, 1996, revenue increased to $2.9 million and $5.7 million, respectively, compared to $2.5 million and $4.4 million for the same periods in 1995. The recognition of deferred revenue relating to the settlement of the dispute with the Company's joint venture partner in fiscal 1996 represents $.4 million and $4.8 million of the increase, respectively. Mining services revenue increased despite a reduction in the contract price from $1.21 to $.74 per ton under the Company's contract mining agreement with the CMV. Volumes at the Castle Mountain Mine increased during the first quarter of fiscal 1997 as a result of the increased volumes experienced in the OBHT pits compared to volumes in the Lesley Ann pit during the comparable periods in fiscal 1996.

Hedging Activity: For the six month period ended September 30, 1996, the average gold price realized was $401 per ounce compared to an average spot price of $388. For the six months remaining in fiscal 1997, the Company has sold forward 13,400 ounces at an average price of $412 per ounce, sold call options on 9,600 ounces at an average price of $416 per ounce, and bought put options on 4,800 ounces at an average price of $375 per ounce. For fiscal 1998, the Company has sold forward 4,000 ounces at an average price of $406 per ounce.
The Company has the ability to extend forward and option positions into the future.

Gross Profit: Gross profit from product sales before recognition of deferred revenue decreased to ($.6) million and ($2.6) million for the three and six months ended September 30, 1996, respectively, compared to a loss of ($0.6) million and ($0.4) million for the three months and six months ended September 30, 1995. Product margins have declined as a result of increased operating costs. Reduced ore grades at both the AGMJV and the CMV have negatively impacted mining costs. As described above, mining operations have been suspended at the AGMJV.

Gross profit from mining services before recognition of deferred revenue decreased to $.4 and $.6 million for the three and six month periods ended September 30, 1996, respectively, from $0.7 million and $1.5 million for the same periods in 1995. Mining service margins have decreased as a result of a decrease in the contract price from $1.21 to $.74 per ton. Volumes have increased, but have not fully offset the impact of the reduced price. The Company has applied a stringent cost reduction program to its contract mining operations; however, the benefits of the cost reduction program were partially offset by higher fuel costs, equipment maintenance costs and increased truck operating time.

Exploration Costs. Exploration and project investigation costs were $.6 million and $1.0 million for the three and six months ended September 30, 1996, respectively, compared to $0.5 and $.8 million for the same periods during 1995, an increase of 13% and 20%, respectively. The Company's current objective is to grow through the discovery and acquisition of profitable mining properties and operations. Exploration activities have focused on precious metal properties in the Western U.S. and South America. No properties have been acquired during the current fiscal year.

General and Administrative Expenses: General and administrative costs decreased to $.7 million and $1.2 million for the three and six month periods ended September 30, 1996, respectively, compared to $1.0 million and $1.7 million for the same periods during 1995. Cost reduction efforts and lower legal fees have reduced general and administrative costs.

Equity in Unconsolidated Affiliates: Equity in unconsolidated affiliates represents the Company's investment in the stock of Arlo Resources, Ltd. The Company sold its investment in Arlo on September 10, 1996 pursuant to which the Company received approximately $1.2 million.

Interest Expense: Interest expense decreased to $23,000 and $55,000 for the three and six month period ended September 30, 1996, respectively, compared to $.2 million and $.7 million for the same periods in 1995. During fiscal year 1996, the Company repaid its outstanding bank debt. The Company maintains a credit facility but has not utilized it during fiscal year 1997.

Income Taxes: The benefit for income taxes for the six month period ended September 30, 1996 was $146,000. The benefit for income taxes includes the cash refund that would result from the carry-back of the loss for the six months ended September 30, 1996, provided that the Company does not incur additional income tax expense for the remainder of fiscal year 1997. In the prior year, the Company recorded a tax benefit relating to deferred revenue. The amount of deferred revenue recognized during the second quarter did not result in the recognition of tax benefit. Accordingly, the Company reduced its deferred tax asset. The effective tax rate (benefit) for the six months ended September 30, 1996 was (3%).


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are its available resources of cash and cash equivalents, gold bullion, a $20 million credit facility, and cash generated from mining operations and contract mining services.

At September 30, 1996, the Company had cash and cash equivalents and securities of $13,960,000 and gold bullion of $5,895,000 representing a decrease in cash and cash equivalents, securities and gold bullion of $943,000 from March 31, 1996.

Net cash used by operating activities was $3,973,000 for the six months ended September 30, 1996 compared to net cash provided by operating activities of $4,381,000 for the same period in 1995. The negative cash flow was primarily the result of a cash operating loss at the AGMJV and an increase in gold inventories.

On September 10, 1996, the Company sold its investment in Arlo Resources for approximately $1.2 million. The purchase price has been received and the sale has been completed.

Additions to property, plant and equipment totaled $1,153,000 for the six months ended September 30, 1996. Additions to property, plant and equipment consisted of (i) mine development expenditures; (ii) construction expenditures for buildings, machinery, plant and equipment; and (iii) expenditures for mobile mining service equipment.

Upon completion of production at a mine, the Company must make expenditures for reclamation and closure of the mine. The Company provides for future reclamation and mine closure liabilities on a units-of-production basis. At September 30, 1996, $4.4 million were accrued for such costs. In addition to these accruals, the Company and its joint venture partner is depositing cash in separate funds to cover future reclamation costs at the CMV properties.

The Company reviews the adequacy of its reclamation and mine closure liabilities in light of current laws and regulations and adjusts its liabilities as necessary. As a result of the decision to suspend operations at AGMJV the Company accrued an additional $2.1 million in the second quarter to provide for future closure and reclamation costs of the AGMJV properties.


                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
------   -----------------


MORRISON KNUDSEN LITIGATION

Morrison Knudsen Corporation (MK), the Company's former parent, entered into an Agreement Not to Compete (the "Agreement"), dated December 20, 1993, in connection with the Company's initial public offering. The Agreement generally prohibits MK from engaging in the businesses of (a) mining gold, silver or platinum (collectively, "Precious Metals"), (b) performing contract mining services for Precious Metals mining projects, and (c) owning interests in Precious Metals mining projects.

In a letter dated September 18, 1996, MK asserted that the Agreement was not enforceable, and MK informed the Company that it would "no longer consider (itself) bound by the terms of the Agreement Not to Compete."

On October 18, 1996, the Company filed a complaint in the Third Judicial District of Salt Lake County, State of Utah against Morrison Knudsen Corporation ("MK"). In the action, entitled MK Gold Company, a Delaware Corporation vs.
                                 -------------------------------------------
Morrison Knudsen Corporation, a Delaware Corporation, Civil No. 960907272CV, the
----------------------------------------------------
Company is seeking a declaration that MK's agreement not to compete with the Company is valid, binding and enforceable.

KYRGHYZALTYN ARBITRATION

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

The Company responded to Kyrghyzaltyn's request for arbitration by filing a counter claim with the Arbitration Institute of the Stockholm Chamber of Commerce. The Company subsequently entered into negotiation with Kyrghyzaltyn to determine if Kyrghyzaltyn was willing to modify the existing agreements to allow the project to be more attractive to lenders and parties required to provide loan guarantees. Upon determination that Kyrghyzaltyn was unwilling or unable to modify project agreements, the Company and Kyrghyzaltyn entered into negotiations to dissolve Jerooy Gold Company, release the Company from liability (including liability from additional legal proceedings and arbitration), and compensate the Company for certain expenditures related to the study of the feasibility of the project.

The Company and Kyrghyzaltyn reached an agreement on October 22, 1996 to dissolve Jerooy Gold Company under the following conditions:

  . MK Gold is released from further liability for events surrounding the investigation and feasibility study of the project.
  . Kyrghyzaltyn will pay MK Gold $1,000,000 if Kyrghyzaltyn executes a development agreement with another party.
  . Kyrghyzaltyn will pay MK Gold an additional $1,500,000 from future revenue, if any, generated from gold production at the project.

Kyrghyzaltyn withdrew its request for arbitration and the Company has no further obligations with respect to the Jerooy project. Due to the uncertainty as to whether the Company will receive any further payments under the provisions of the agreement, no value for the future payments has been recorded on the September 30, 1996 balance sheet.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 5, 1996, the Company held its annual meeting of stockholders in Salt Lake City Utah. The first item of consideration was the election of two directors with the votes tabulated as follows: Gordon J. Humphrey received 17,052,935 shares voting in favor and 608,763 shares were withheld; James P. Miscoll received 17,049,835 shares voting in favor and 611,863 shares were withheld. Five directors who were not up for re-election continue to serve as directors of the company: Ian M. Cumming, Robert V. Hansberger, G. Frank Joklik, Robert S. Shriver, and Joseph S. Steinberg.

The second item for consideration was the proposal to change the name of the Company to "AdAdastra Resource Corporation." This proposal received 17,501,814 shares voting in favor of the proposal, 121,124 shares voting against, and 38,630 shares abstaining.

The third item for consideration was proposal to amend the Company's Stock Incentive Plan, by (i) increasing by 1,500,000 the number of shares available under the plan, (ii) limiting to 1,500,000 the number of shares with respect to which awards may be made to a participant under the plan in a two year period, and (iii) establishing a requirement that the committee administering the plan be comprised of outside directors. This proposal received 11,965,172 shares voting for, 899,685 shares voting against, and 1,031,580 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------


    (a)  The following exhibits are filed with this report.


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

                               MK GOLD COMPANY



                                    /s/ John C. Farmer
                               --------------------------------------
                               JOHN C. FARMER
                               Controller, Treasurer and Secretary
                               (Authorized Signatory and
                               Principal Accounting Officer)



Date:  November 13, 1996

                               INDEX TO EXHIBITS

Exhibits


27        Financial Data Schedule.