Form 10-KT
period 1996-12-31
MK GOLD CO
filed 1997-03-27
CIK 913586

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

    FOR THE FISCAL YEAR ENDED

                                      OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  FOR THE TRANSITION PERIOD FROM APRIL 1, 1996 TO DECEMBER 31, 1996.

                          COMMISSION FILE NO. 0-23042

                                MK GOLD COMPANY
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

               DELAWARE                              82-0487047
    (STATE OR OTHER JURISDICTION OF              (I. R. S. EMPLOYER
    INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

                       60 EAST SOUTH TEMPLE, SUITE 2100
                          SALT LAKE CITY, UTAH 84111
                                (801) 297-6900
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND TELEPHONE NUMBER)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                               (TITLE OF CLASS)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 13, 1997, the aggregate market value of the Registrant's voting common stock held by nonaffiliates of the Registrant based upon the last sale price reported for such date on the NASDAQ National Market System was approximately $19,621,249.

  The number of shares of the Registrant's Common Stock outstanding as of March 13, 1997 was 19,464,466.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the June 26, 1997 Annual Meeting of Stockholders of the Registrant is incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                MK GOLD COMPANY
                         TRANSITION REPORT ON FORM 10-K
                               DECEMBER 31, 1996

                               TABLE OF CONTENTS


                                                                          PAGE
                                                                          -----

                                     PART I

Items 1. and 2.Business and Properties..................................    I-1
Item  3.Legal Proceedings...............................................    I-7
Item  4.Submission of Matters to a Vote of Security Holders.............    I-7
Item 10.Executive Officers of the Registrant............................    I-7

                                    PART II

Item  5.Market for the Registrant's Common Stock and Related Stockholder
            Matters.....................................................   II-1
Item  6.Selected Financial Data.........................................   II-1
Item  7.Management's Discussion and Analysis of Financial Condition and
            Results of Operations.......................................   II-3
Item  8.Financial Statements and Supplementary Data.....................   II-8
Item  9.Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure........................................  II-28

                                    PART III

Item 10.Directors and Executive Officers of the Registrant..............  III-1
Item 11.Executive Compensation..........................................  III-1
Item 12.Security Ownership of Certain Beneficial Owners and Management..  III-1
Item 13.Certain Relationships and Related Transactions..................  III-1

                                    PART IV

Item 14.Exhibits, Financial Statement Schedules and Reports on
        Form 8-K........................................................   IV-2
Signatures..............................................................   IV-2

                                    PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

                                 INTRODUCTION

  MK Gold Company ("MK Gold" or the "Company") was originally incorporated in Delaware in 1990. The Company's principal executive offices are located at Eagle Gate Tower, 60 East South Temple, Suite 2100, Salt Lake City, Utah, 84111. The Company was a wholly owned subsidiary of Morrison Knudsen Corporation ("MK") until December 14, 1993 when 9 million shares of the Company's stock were sold in a public offering and 9 million shares were retained by MK. During January 1994, an underwriters' option was exercised and an additional 1,350,000 shares of stock were sold to the public. On June 6, 1995, MK sold its 9 million shares of the Company's stock to Leucadia National Corporation, a New York corporation ("Leucadia").

  The Company is engaged in the business of mining gold and exploring for and acquiring gold and other metal properties. The Company currently holds a joint venture interest in one producing gold mining project, provides contract mining services to that project, and holds a joint venture interest in a gold project that is currently in the process of closure and reclamation. See Items 1 and 2--"Business and Properties--Properties and Operations."

  Metals mining and development involve high levels of risk, including (i) volatility of metals prices, (ii) imprecision of reserve estimates, (iii) current dependence on a small number of projects with limited life spans, (iv) uncertainties associated with converting exploration and development stage projects to operating mines, (v) risks of development in geographically remote areas and in foreign countries and (vi) changes in environmental and other laws and regulations, including potential adverse effects of mining legislation reform.

  On January 30, 1997, the Board of Directors elected to change the fiscal year end of the Company to December 31. Accordingly, this Transition Report on form 10-K covers the nine months ended December 31, 1996 ("transition 1996").

                           SIGNIFICANT DEVELOPMENTS

  As noted above, during the fiscal year ended March 31, 1996, Leucadia bought 9 million shares of the Company's stock formerly held by MK. Leucadia's Chairman and President both joined the Board of Directors of the Company, and the Board of Directors subsequently appointed a number of new officers. G. Frank Joklik, who recently retired from Kennecott Corporation as its President and Chief Executive Officer, is the Company's new President and Chief Executive Officer. Donald L. Babinchak, formerly employed by Kennecott Corporation, is now serving as the Company's Director of Human Resources. John
C. Farmer, the new Controller, Treasurer and Secretary, was formerly the Chief Financial Officer of Dyno Nobel Inc.

  In its Annual Report on Form 10K for the fiscal year ended March 31, 1996, the Company reported significant losses as a result of serious problems at each of the Company's operations and projects. As a result of an extensive review of its operations, the Company reported an impairment of assets totaling $33.9 million. The impairment caused the Company to write off the Company's investment in the Jerooy gold project and its investment in the American Girl Mining Joint Venture (the "AGMJV"). In addition, the Company's investment in Arlo Resources was written down to $1.2 million and its investment in the Castle Mountain Venture (the "CMV") was written down by $10.0 million.

  During transition 1996, the Company continued to review alternative operating and shutdown strategies for its AGMJV operations. After a thorough evaluation, the Company determined that no practical mining and processing methods could be developed which would justify the continued operations at the AGMJV. On September 5, 1996 the Company announced that it was suspending operations at the AGMJV.

  As part of the suspension plan, the Company and its joint venture partner, Hecla Mining Company, agreed to a modified program and budget for the remainder of 1996 which called for a suspension of full scale open pit and underground mining effective mid-September. Crushing and milling operations ceased in mid-October. Reclamation activities of the surface and underground operations began in mid-September. It is expected that full mine reclamation will be completed by the end of 1999. During the second quarter of transition 1996, the Company took a charge for its share of closure costs of $2.1 million. The charge was in addition to the Company's share of operating losses from the AGMJV of $3.0 million for transition 1996.

  Excluding the AGMJV operations, the Company's remaining operations operated at profitable levels during transition 1996. Investment income and income from operations offset exploration and general corporate expenses yielding a net profitability of $0.5 million from these operations for the nine months ended December 31, 1996. Due to the charge for closure costs and operating losses at the AGMJV, however, the Company's operations as a whole incurred a net loss of $4.6 million for transition 1996.

  The Company's objective is to grow through the discovery and acquisition of profitable mining properties and operations. Although gold still is the principal target in the spectrum of commodities, the Company's search will not be restricted to gold. The common denominator in the evaluation of all investment opportunities will be emphasis on the potential for low cost production.

                           PROPERTIES AND OPERATIONS

  CASTLE MOUNTAIN. The Company holds a 25% interest in the Castle Mountain Venture, a California general partnership (the "CMV"). Viceroy holds the remaining 75% interest in the CMV. The CMV is governed by a management committee composed of two members appointed by the Company and three members appointed by Viceroy. Viceroy serves as the manager of the Castle Mountain Mine which is operated by the CMV.

  The Castle Mountain Mine is located in San Bernardino County, California, approximately 70 miles south of Las Vegas, Nevada. Mining operations at the Castle Mountain Mine commenced in June 1991, followed by commercial production in April 1992. Operations are expected to continue through 2001, with gold production extending into 2002. The mining operations have an average waste to ore ratio of 3.3:1 and are expected to produce approximately 17 million tons of ore and waste in 1997. Ore is subjected to a combination of milling and heap leaching.

  All surface and mineral rights on all Castle Mountain Mine claims are owned by Viceroy for the benefit of the CMV. The CMV controls a central 4.5 square mile block containing three patented lode claims, four patented placer claims, 191 unpatented lode claims, 35 unpatented placer claims and numerous millsite claims. The CMV also controls a surrounding 60 square mile property block covering the majority of the Castle Mountains.

  In 1991, the Company entered into a Contract Mining Agreement with the CMV (the "Original CM Agreement"), and effective December 19, 1995 the Company entered into a new Contract Mining Agreement with the CMV (the "New CM Agreement"). Both the Original CM Agreement and the New CM Agreement essentially provide that the Company will perform mining services at the Castle Mountain Mine (i.e., all work necessary to bring the ore to the crusher, including removal of overburden and waste materials, drilling and blasting, and hauling). The New CM Agreement is subject to periodic price adjustments.

  Contract Mining. In the transition from the high-grade Lesley Ann pit to the low-grade Oro Belle, Hart Tunnel ("OBHT") and Jumbo Pits, the average monthly rate of production at the CMV increased to 1,340,000 tons in transition 1996. Total production during transition 1996 increased to 12,140,277 from 4,082,964 in the comparable 1995 period. This increased production was attained using equipment that had been idled. Under the New CM Agreement, the price received by the Company was $0.74 per ton, compared to $1.21 under the Original CM Agreement. Costs incurred amounted to $0.70 per ton. This margin resulted in a positive cash flow from contract mining operations during transition 1996; however, cost reduction efforts have not fully offset the impact of the contract price reduction.

  Costs incurred by the Company's contract mining operations at the CMV during transition 1996 were higher than expected due to unscheduled major maintenance, such as engine and transmission rebuilds, and failure of the O&K shovel boom which necessitated additional operating time for front end loaders. Stringent cost reduction measures were implemented, however, including termination of nonessential employees, reduction of staff salaries, a freeze on day-pay wages and a rigorous training program for operators and mechanics.

  The CM Agreement calls for the Company to mine 17 million tons in 1997. The Company intends to continue to emphasize its cost reduction measures.

  CMV Operations. In transition 1996, MK Gold's 25% cash flow from CMV operations, after capital expenditures, was $1.9 million. CMV gold production amounted to 87,612 ounces. Cash costs averaged $296 per ounce. The Company's 25% share of production in transition 1996 was 21,903 ounces, compared with 28,133 ounces produced in the comparable 1995 period.

  Several mining claims controlled by the CMV are subject to production-based net smelter return royalty payments and other royalty payments. Under the terms of the royalty agreements, the CMV is required to make annual rental or advance royalty payments. Royalty payments for the CMV for transition 1996 totaled $.9 million, including the Company's attributable share of $.2 million.

  The estimated ore reserves and stockpiles as of December 31, 1996 at the Castle Mountain Mine contain 176,000 ounces for the Company's account, which after recovery losses (but including residual heap leach production), are expected to yield approximately 138,000 ounces. Cash operating costs are projected to be $327 per ounce in 1997, a 10% increase from transition 1996. Ore grade mined is expected to drop from 0.036 ounces per ton in transition 1996 to 0.032 ounces per ton in 1997, a reduction of 11%. The Company anticipates that operating costs will increase in future years as ore grades continue to decrease. Accordingly, for the remainder of its life, the Castle Mountain Mine will incur substantially higher costs for gold production.

  The tables below present the reserve and operating data for the Castle Mountain Mine at December 31, 1996.

                         PROVEN AND PROBABLE RESERVES*

   Total ore tons.................................................... 18,530,000
   Waste to ore ratio................................................      3.3:1
   Average ore grade (oz./ton).......................................      0.034
   Cutoff grade (oz./ton)............................................      0.015
   Total contained ounces including stockpiles.......................    704,000
   MK Gold share (25%) contained.....................................    176,000
   MK Gold share (25%) recoverable...................................    138,000

--------
* Reserves were calculated by Viceroy Resource Corporation. Reserves represent mineable and diluted tons and do not reflect losses in the recovery process. The estimates of reserves at December 31, 1996 are based on an assumed gold price of $425 per ounce and include previously mined ore in stockpiles near the primary crusher. Viceroy's use of an assumed gold price of $425 per ounce, as compared with the projected gold price of $390 per ounce, does not materially change the reserve calculations. The reserves were calculated with cut high grade assay values. Reserve estimates were determined by use of mapping, drilling, metallurgical testing and other standard evaluation methods generally applied by the mining industry, including computer block modeling.

                                OPERATING DATA

                        (000'S EXCEPT GRADE AND OUNCES)

                                     NINE MONTHS ENDED
                                        DECEMBER 31       YEAR ENDED YEAR ENDED
                                     -------------------  MARCH 31,  MARCH 31,
                                       1996      1995        1996       1995
                                     --------  ---------  ---------- ----------
   Tons mined.......................   12,140      4,083      6,761      7,011
   Tons ore mined...................    2,976      2,585      3,263      4,045
   Tons to heap leach*..............    3,078      3,207      4,252      4,037
   Tons to mill.....................      297        338        447        406
   Avg. grade to heap leach (opt)...    0.038      0.049      0.046      0.057
   Leach pad recovery...............     69.8%      69.0%      69.0%      69.5%
   Avg. mill head grade (opt).......    0.113      0.165      0.160      0.166
   Mill recovery**..................     42.3%      35.4%      37.8%      36.0%
   OUNCES OF GOLD PRODUCED
   Mill**...........................   14,139     19,783     27,026     27,016
   Leach............................   73,473     92,749    120,086    141,174
   Total gold production............   87,612    112,532    147,112    168,190
   Ounces of silver produced........   56,975     34,095     46,085     40,466
   COST PER OUNCE
   Cash cost per ounce.............. $    296  $     197   $    210   $    180
   Non-cash cost per ounce..........       81        158        143        164
   Total cost per ounce............. $    377  $     355   $    353   $    344

--------
 * Includes previously mined ore from stockpiles.
** Based on gold extracted during milling. Does not reflect gold leached from milled material after stacked on pad.

                            AMERICAN GIRL--ORO CRUZ

  The Company holds a 53% interest in the American Girl Mining Joint Venture, a California general partnership (the "AGMJV"). Hecla Mining Company ("Hecla") owns the remaining 47% interest. The AGMJV is governed by a management committee composed of two members appointed by the Company and two members appointed by Hecla. The Company serves as the manager of the AGMJV for a monthly fee of 2% of the cash operating costs and capital expenditures, excluding royalty payments. Management fees paid to the Company totaled approximately $0.3 million for transition 1996.

  Prior to September 1996, the AGMJV operated the American Girl Mine and the Oro Cruz Mine. These adjacent projects are located in Imperial County, California, approximately 15 miles northwest of Yuma, Arizona where the AGMJV controls 10 patented lode claims, 561 unpatented lode claims and 122 unpatented placer claims, covering approximately 10,600 acres (which form a contiguous block of land).

  The AGMJV operations suffered serious reverses in fiscal 1996. The ore reserves at the American Girl Mine were depleted and operations there were terminated in fiscal 1996. Operations at the Oro Cruz Mine were also unsuccessful. Once surface mining began at Oro Cruz, it became evident that the high grade drill hole intercepts had not been adequately cut and that the mineralized envelope had been too broadly defined during the computer modeling process. In addition, the Oro Cruz underground orebody turned out to be characterized by poorly defined walls, poor ground conditions (which necessitated more roof support than was anticipated) and pervasive pegmatite intrusions--all of which caused excessive dilution.

  Given the problems with estimating the ore reserves and the experience of mining at Oro Cruz, the Company significantly downgraded both the surface and underground ore reserves at Oro Cruz and wrote off its entire investment in the AGMJV in fiscal 1996, as reported in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

  During transition 1996, the Company continued to experience lower than expected ore grades at Oro Cruz due to the discovery of previously unknown underground workings. The Company reviewed various shut-down and alternative operating strategies for the operations at the AGMJV and determined that no practical mining and processing methods could be developed which would justify continued operations. On September 5, 1996, the Company therefore announced that it was suspending operations at the AGMJV.

  As part of the suspension plan, the Company and its joint venture partner, Hecla Mining Company, agreed to a modified program and budget for the remainder of the year, which called for a suspension of full scale open pit and underground mining effective mid-September. Crushing and milling operations ceased in mid-October. Reclamation activities of the surface and underground operations began in mid-September. It is expected that full mine reclamation will be completed by the end of 1999. All appropriate government agencies were informed as to the Company's actions.

  Cost estimates and budgets for the suspension of operations, closure and reclamation have been developed. The Company's share of expected costs associated with the closure resulted in a second quarter charge of $2.1 million. This charge is in addition to the losses of $3.0 million for the Company's share of the operating losses incurred by the AGMJV for the nine months ended December 31, 1996.

                                JEROOY PROJECT

  In 1993, the Company obtained an interest in the Jerooy gold project (the "Jerooy Project"), a 1.6 million ounce minable reserve located near the Talas Valley of the Kyrghyz Republic in the former Soviet Union. The Company acquired a 30% interest in the Jerooy Gold Company ("Jerooy"), a joint stock company established to study, develop and mine the Jerooy Project. Kyrghyzaltyn ("Kyrghyzaltyn"), a mining company owned by the government of Kyrgyztan, owned the remaining 70% of Jerooy. From 1993 through 1996, the Company undertook several studies in an attempt to identify a strategy to develop and mine the Jerooy Gold Project. These studies were performed by Kilborn International and other engineering companies. Internal studies were also performed. After these studies failed to identify an economically viable project, MK Gold wrote off its investment in the Jerooy Project ($14.4 million) in the fiscal year ended March 31, 1996. During transition 1996, the Company continued its attempts to resolve the political, logistical and economic problems associated with the project.

  On August 9, 1996, the Company received notice that Kyrghyzaltyn had filed a request for arbitration and subsequent dissolution of Jerooy. The Company responded to Kyrghyzaltyn's request for arbitration by filing a counter claim with the Arbitration Institute of the Stockholm Chamber of Commerce. The Company subsequently entered into negotiation with Kyrghyzaltyn to determine if Kyrghyzaltyn was willing to modify the existing agreements to allow the project to be more attractive to lenders and parties required to provide loan guarantees. Upon determination that Kyrghyzaltyn was unwilling or unable to modify project agreements, the Company and Kyrghyzaltyn entered into negotiations to dissolve Jerooy, release the Company from liability (including liability from additional legal proceedings and arbitration), and compensate the Company for certain expenditures related to the study of the feasibility of the project.

  The Company and Kyrghyzaltyn reached an agreement on October 22, 1996 to dissolve Jerooy Gold Company under the following conditions:

    .MK Gold is released from further liability for events surrounding the investigation and feasibility study of the project.

    .Kyrghyzaltyn will pay MK Gold $1,000,000 if Kyrghyzaltyn executes a development agreement with another party.

    .Kyrghyzaltyn will pay MK Gold an additional $1,500,000 from future revenue, if any, generated from gold production at the project.

  Kyrghyzaltyn withdrew its request for arbitration and the Company has no further obligations with respect to the Jerooy project. Due to the uncertainty as to whether the Company will receive any further payments under the provisions of the agreement, no value for the future payments has been recorded on the Company's December 31, 1996 balance sheet.

                                  EXPLORATION

  The Company has underway a vigorous search for profitable investment opportunities. During transition 1996, the Company examined mineral properties in Chile, Argentina, Peru, Mexico and Bolivia. Field examinations also were carried out in Tanzania, Spain and Eastern Russia. Since none of these properties met the Companies economic criteria, no acquisitions were made. The Company has begun exploration programs in the Basin and Range Province of Nevada and California, as well as in Brazil.

  On September 10, 1996, the Company sold its 30% interest in Arlo Resources, Ltd. for $1.2 million. Arlo is a Canadian company whose business is to acquire, explore and develop mineral properties in the Republic of Panama. In fiscal year 1996, Arlo dropped four of its exploration concessions. The Company determined that the economic potential of Arlo's concessions was insufficient to warrant further investment by the Company. The Company wrote down its investment in Arlo to $1.2 million in fiscal 1996.

                                  COMPETITION

  The Company competes with other companies and individuals to acquire metal mining projects and to recruit and retain qualified employees. Many of these companies are substantially larger and have greater financial resources than the Company. As a result of strong competition for a limited number of project opportunities, it may be difficult for the Company to acquire metals projects on favorable terms.

                             INDUSTRY SEGMENT DATA

  Industry segment data for the Company is provided in Note 8 to the Company's Consolidated Financial Statements, included in Part II of this report.

                             ENVIRONMENTAL MATTERS

  The Company's operations are subject to various federal, state, and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. The Company's policy is to conduct its business in a manner that safeguards public health and mitigates the environmental effects of its mining operations. To comply with these federal, state and local laws, the Company has made, and in the future may be required to make, capital and operating expenditures. However, the Company does not anticipate that it will be required to make any extraordinary capital or operating expenditures for environmental compliance during the remainder of its current fiscal year or the succeeding fiscal year.

                                   EMPLOYEES

  At December 31, 1996 the Company employed 122 people, including 32 in the gold mining segment, 79 in mining services, and 11 at the home office. The Company has made, and anticipates that it will continue to make, reductions in the number of employees of the Company.

ITEM 3. LEGAL PROCEEDINGS

  Morrison Knudsen Corporation ("MK"), the Company's former parent corporation, entered into an Agreement Not to Compete (the "Agreement"), dated December 20, 1993, in connection with the Company's initial public offering. The Agreement generally prohibits MK from engaging in the businesses of (a) mining gold, silver or platinum (collectively, "Precious Metals"), (b) performing contract mining services for Precious Metals mining projects, and
(c) owning interests in Precious Metals mining projects.

  In a letter dated September 18, 1996, MK asserted that the Agreement was not enforceable, and MK informed the Company that it would "no longer consider (itself) bound by the terms of the Agreement Not to Compete."

  On October 18, 1996, the Company filed a complaint in the Third Judicial District of Salt Lake County, State of Utah against Morrison Knudsen Corporation ("MK"). The action was subsequently removed to the United States District Court for the District of Utah on November 4, 1996. In the action, entitled MK Gold Company, a Delaware Corporation vs. Morrison Knudsen Corporation, a Delaware Corporation, Civil No. 2:96 935B, the Company is seeking a declaration that MK's agreement not to compete with the Company is valid, binding and enforceable. An initial pre-trial conference in this matter was held on February 10, 1997 and a trial date has been set for February 9, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company did not submit any matters to a vote of security holders during the third quarter of transition 1996.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

  Following is a schedule of names and certain information regarding all of the executive officers of the Company, as of March 24, 1997:

      NAME                            AGE               POSITION
      ----                            ---               --------
Robert V. Hansberger.................  75 Chairman of the Board
G. Frank Joklik......................  68 President and Chief Executive Officer
Donald L. Babinchak..................  61 Director of Human Resources
James G. Baughman....................  40 Exploration Manager
John C. Farmer.......................  47 Controller, Treasurer and Secretary
Larry L. Lackey......................  61 Chief Geologist
Thomas G. White......................  52 Manager of Operations

  Robert V. Hansberger became Chairman of the Board of the Company on February 20, 1995, and has been a director since December 17, 1993 when the Company became a publicly traded entity. Mr. Hansberger has also served as the Chairman and Chief Executive Officer of Futura Corporation located in Boise, Idaho, since 1972.

  G. Frank Joklik has been the President and Chief Executive Officer of the Company since November 1, 1995. Mr. Joklik has been a director since June 6, 1995. Mr. Joklik was formerly the President and Chief Executive Officer of Kennecott Corporation.

  Donald L. Babinchak has been Director of Human Resources of the Company since March 25, 1996. Mr. Babinchak was formerly Vice President of Human Resources of Kennecott Corporation. Mr. Babinchak is employed on a part time basis by the Company.

  James G. Baughman has been the Company's Exploration Manager since September 15, 1996 and an officer of the Company since March 21, 1997. Prior to joining MK Gold, Mr. Baughman was a field and staff geologist for a number of companies at locations in the lower United States, Alaska, Mongolia and South America.

  John C. Farmer was appointed Controller, Treasurer and Secretary April 25, 1996. He was formerly the Chief Financial Officer of Dyno Nobel Inc.

  Larry L. Lackey has been Chief Geologist for MK Gold since August 23, 1995. He was formerly Regional Vice President-Central America and the Caribbean for Independence Mining Company, Inc.

  Thomas G. White has been the Manager of Operations for MK Gold since October 8, 1993. Prior to joining MK Gold, Mr. White served as a Mining Executive for the gold operations of Homestake Mining Co., located in San Francisco, California (1975 to 1992).

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "MKAU".

  The following table sets forth the high and low closing bid quotations for the Company's Common Stock as reported by the NASDAQ National Market System by quarter for transition 1996 and the two preceding fiscal years. These quotations represent bid prices between dealers, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

                                                         FISCAL YEAR ENDED
                                                   -----------------------------
                                    NINE MONTHS
                                       ENDED
                                    DECEMBER 31,      MARCH 31,      MARCH 31,
                                        1996            1996           1995
                                  ---------------- --------------- -------------
   QUARTER ENDED                    HIGH     LOW    HIGH    LOW     HIGH   LOW
   -------------                  -------- ------- ------ -------- ------ ------
     6/30........................ $2 1/2   $1 3/8  $4 1/8 $3 1/8   $6 1/2 $4 3/8
     9/30........................  1 15/16  1 3/16  4      3        5 7/8  4 1/4
    12/31........................  2        1 1/4   3 3/4  2 1/8    5 1/8  2 5/8
     3/31........................                   3 1/2  1 15/16  4 5/8  2 7/8

  As of January 31, 1997, the number of registered holders of the Company's Common Stock was approximately 165 (not including beneficial owners of the Company's Common Stock held in the name of a broker, dealer, bank, voting trustee or other nominee).

  The Company does not intend to pay any cash dividends with respect to its Common Stock in the foreseeable future. The Company did not pay any dividends during transition 1996 or the two preceding fiscal years.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

                                MKGOLD COMPANY

                       SELECTED FIVE-YEAR FINANCIAL DATA
 (IN THOUSANDS, EXCEPT SHARE AND OUNCE AMOUNTS, PER SHARE AND PER OUNCE DATA)

                           9 MONTHS ENDED
                            DECEMBER 31,     YEAR ENDED YEAR ENDED QTR. ENDED  YEAR ENDED   YEAR ENDED
                          -----------------  MARCH 31,  MARCH 31,  MARCH 31,  DECEMBER 31, DECEMBER 31,
                           1996      1995       1996       1995       1994        1993         1992
                          -------  --------  ---------- ---------- ---------- ------------ ------------
OPERATING DATA
Revenue:
 Product sales..........  $14,284  $ 19,399   $ 26,044   $29,636    $  8,367    $ 25,902     $18,936
 Mining services........    7,065     6,477      8,339     9,436       3,561      15,061      12,788
                          -------  --------   --------   -------    --------    --------     -------
Total revenue...........   21,349    25,876     34,383    39,072      11,928      40,963      31,724
Gross profit (loss):
 Product sales..........     (271)     (277)    (2,039)    2,643         494       1,130         294
 Mining services........      757     1,292      1,630     2,953       1,241       4,895       3,412
                          -------  --------   --------   -------    --------    --------     -------
Total gross profit
 (loss).................      486     1,015       (409)    5,596       1,735       6,025       3,706
Exploration costs.......   (1,455)   (1,028)    (1,734)   (1,214)       (691)       (485)       (650)
General and
 administrative
 expenses...............   (1,683)   (2,655)    (3,801)   (2,656)       (710)     (1,308)     (1,456)
Provision for mine
 closure and
 reclamation............   (2,100)
Equity in loss of
 unconsolidated
 affiliates.............      --     (1,480)    (1,538)     (629)
Provision for impairment
 of long-lived assets...      --     (5,946)   (33,881)
                          -------  --------   --------   -------    --------    --------     -------
INCOME (LOSS) FROM
 OPERATIONS ............  $(4,752) $(10,094)  $(41,363)  $ 1,097    $    320    $  4,133     $ 1,600
                          =======  ========   ========   =======    ========    ========     =======
NET INCOME (LOSS) PER
 COMMON SHARE ..........  $ (0.24) $  (0.41)  $ (2.24)   $  0.04    $   0.02
BALANCE SHEET DATA (At
 end of period)
Total assets............  $32,978  $ 67,568   $ 39,206   $96,566    $104,273    $103,199     $50,288
Long-term debt..........     None      None       None        16      24,320      26,615       7,916
Stockholders' equity....   20,444    60,364     24,999    68,288      67,521      59,565      34,355
OTHER FINANCIAL DATA:
Depreciation, depletion,
 and amortization:
 Product Sales..........    3,070     6,130      7,551     8,433       2,017       7,774       6,692
 Mining services........       83       801        884     1,107         370       1,265       1,147
Capital expenditures....    1,194     7,280      8,759     3,010       1,151       6,025       5,752
Payments of long-term
 debt...................      --     20,000     20,000     7,330       1,354       1,681       1,119
Dividends paid to
 Morrison Knudsen
 Corporation (a)........                                                          20,000
OTHER DATA
Gold ounces sold........   29,300    48,805     61,525    73,810      21,460      68,523      48,084
Gold ounces produced....   38,249    46,185     61,881    74,473      19,907      68,582      55,347
Gold ounces in
 inventory, at end of
 year...................   16,282     6,240      7,418    10,326      11,238      12,715      12,656
Average gold price
 realized (per ounce)...  $   404  $    397   $    400   $   401    $    390    $    378     $   394
Average spot gold price
 (per ounce)............      385       386        389       383         384         360         344
Average costs per ounce
 (b)(c):
 Mine production costs..      282       289        295       230         240         239         237
 Royalties..............       10        17         18        18          20          21          23
                          -------  --------   --------   -------    --------    --------     -------
 Production costs.......      292       306        313       248         260         260         260
 Depreciation, depletion
  and amortization......       81       132        122       128         120         111         117
 Reclamation............        4         2          4         2           2           4           5
                          -------  --------   --------   -------    --------    --------     -------
Full costs..............  $   377  $    440   $    439   $   378    $    382    $    375     $   382

--------
(a) Other than the $20 million special dividend paid to Morrison Knudsen Corporation on September 3, 1993, the company has not paid any dividends in the past three years.
(b) Production costs include costs and operating expenses for mining, milling, processing, project-site administration and royalties, but exclude exploration costs and interest expense. Full costs include all production costs, plus depreciation, depletion and amortization relating to each operating mine, divided by total ounces of gold produced. Per ounce costs are normalized for fluctuations in waste stripping costs between the actual waste to ore ratio and the mine life average waste to ore ratio. Data on average costs per ounce may not correspond to expense reported in the financial statements in any given year because of the timing and methods of recognizing costs of production. Production costs represent costs incurred in the year in which gold ounces are produced. In contrast, costs of sales are recognized when gold ounces are delivered. Gold ounces delivered in one year may have been produced in that year or may have been drawn from inventory at the beginning of the year. Hence, costs associated with gold ounces sold in one year may be reflective of average production costs in a previous year.
(c) Average cost per ounce for the nine months ended December 31, 1996 includes only the cost for the Castle Mountain Venture.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the Selected Five-Year Financial Data and the Consolidated Financial Statements and related notes thereto which appear elsewhere in this report. Undivided interests in joint ventures are reported using pro rata consolidation, whereby the Company consolidates its proportionate share of assets, liabilities, revenues and expenses.

  On January 30, 1997 MK Gold's Board of Directors approved a change in the Company's fiscal year end to December 31, effective beginning with the transition period ending December 31, 1996. As used herein, "transition 1996" refers to the nine months ended December 31, 1996 and "comparable 1995" refers to the nine months ended December 31, 1995. The term "fiscal 1996" refers to the fiscal year ended March 31, 1996 and "fiscal 1995" refers to the fiscal year ended March 31, 1995.

  In its Annual Report on Form 10-K for fiscal 1996, the Company reported that it suffered significant problems in fiscal 1996 as a result of serious losses at each of the Company's operations and projects. In addition, the Company reported an impairment of assets totaling $33.9 million. The impairment included a $10 million charge against its investment in Castle Mountain Venture and a $9.1 million charge against its investment in the AGMJV. The Company wrote off its investment in Jerooy ($14.4 million) and wrote down its investment in Arlo by $.4 million. The impairment of assets and a reduction in the Company's deferred tax assets, added to operating losses of $7.1 million, resulted in a combined loss of $43.4 for fiscal 1996.

  During transition 1996 the Company continued to review alternative operating and shut-down strategies for the AGMJV operations. The Company determined that no practical mining and processing method could be developed which would justify continued operations at the AGMJV. On September 5, 1996, the Company therefore announced that it was suspending operations at the AGMJV.

  As part of the suspension plan, the Company and its joint venture partner, Hecla Mining Company, agreed to a modified program and budget for the remainder of the year which called for a suspension of full scale open pit and underground mining effective mid-September. Crushing and milling operations ceased in mid-October. Reclamation activities of the surface and underground operations began in mid-September. It is expected that full mine reclamation will be completed by the end of 1999. All appropriate government agencies were informed as to the Company's actions.

  Cost estimates and budgets for the suspension of operations, closure and reclamation have been developed. The Company's share of expected costs associated with the closure resulted in a second quarter charge of $2.1 million. This charge is in addition to the losses of $3.0 million for the Company's share of the operating losses incurred by the AGMJV for the nine months ended December 31, 1996.

                             RESULTS OF OPERATIONS

TRANSITION 1996 COMPARED TO COMPARABLE 1995

                                GOLD PRODUCTION

  The Company's attributable share of gold production decreased 17% to 38,249 ounces in transition 1996 from 46,185 ounces in comparable 1995. Production at the Castle Mountain Mine decreased to 21,964 ounces during transition 1996, as compared to 28,133 ounces during comparable 1995. The Castle Mountain Mine's decreasing ore grade resulted in a 22% decrease in production. The Company's share of gold production from the AGMJV was 16,484 ounces during transition 1996, as compared to 18,052 ounces during comparable 1995. During transition 1996, the Company suspended mining operations at the AGMJV because continued operations could not be justified. As a result, gold production at the AGMJV decreased 9% from comparable 1995.

                                    REVENUE

  Product sales revenue decreased $5.1 million or 26.3% to $14.3 million for transition 1996, down from $19.4 million for Comparable 1995 as a result of decreased gold production at the mines. The average price realized per ounce of gold increased to $404 during transition 1996, compared to $397 in comparable 1995.

  Revenue derived from mining services is primarily dependent upon the quantities of materials mined during the period. Revenue from mining services increased 9.6% to $7.1 million in transition 1996, from $6.5 million in comparable 1995. Quantities mined under the Company's contract mining agreement were up 280% from comparable 1995. The increased volumes partially offset the impact of a reduction in price of 38% compared to comparable 1995. See Items 1 and 2--"Business and Properties--Properties and Operations."

                               HEDGING ACTIVITY

  For the transition period 1996, the average gold price realized per ounce for the 29,300 ounces of gold sold was $404 per ounce compared to an average spot price of $385 per ounce. During transition 1996, all gold sold by the Company was delivered under the Company's hedging program. For comparable 1995, the average gold price realized per ounce for the 48,805 ounces of gold sold was $397 compared to an average spot price of $386 per ounce. During comparable 1995, 15,000 ounces of gold were delivered under the hedging program at an average price of $400 per ounce.

                                 GROSS PROFIT

  Gross profit from product sales for transition 1996 was consistent with the level of gross profit for comparable 1995. The negative impact of reduced production volumes at both mining ventures were offset by reduced production costs. Gross profit for transition 1996 was $(.3) million compared to $(.3) million for comparable 1995. The full cost per ounce of gold produced for transition 1996 was $434 compared to $440 for comparable 1995. The full cost per ounce of gold produced for transition 1996 at the Company's continuing operations (Castle Mountain) was $377. The reduction in the full cost of production for transition 1996 is the result of a decrease in cash production costs resulting from the asset impairments recorded in the fiscal year ended March 31, 1996.

  Gross profit from mining services decreased 41% to $.8 million in transition 1996 from $1.3 million in comparable 1995. Under the terms of the New CM Agreement the contract price was reduced to $.74 compared to $1.21 under the Original CM Agreement that was in place in comparable 1995. While the Company has been able to reduce its costs per ton and has increased contract volumes under the New CM Agreement, these adjustments have not fully offset the negative impact of the unit price reduction. Mining services gross profit as a percentage of revenues was 11% for transition 1996 compared to 20% for comparable 1995. The reduction in gross margin percent is attributable to the reduction in unit price under the New CM Agreement.

                               EXPLORATION COSTS

  Exploration costs increased 42% to $1.5 million for transition 1996, up from $1.0 million in comparable 1995. During transition 1996, the Company examined mineral properties in Chile, Argentina, Peru, Mexico and Bolivia. Field examinations also were carried out in Tanzania, Spain and Eastern Russia. Since none of these properties met the Company's economic criteria, no acquisitions were made. The Company has begun exploration programs in the Basin and Range Province of Nevada and California, as well as in Brazil. See Items 1 and 2--"Business and Properties--Exploration."

                      GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses decreased to $1.7 million for transition 1996 compared to $2.7 million in comparable 1995. The principal costs included salaries ($.7 million), insurance ($0.2 million), and outside services ($.6 million). The reduction in general and administrative costs resulted from a reduction in legal expenses and payroll related costs. Since the Company's relocation to Salt Lake City, the Company has reduced administrative staff.

                      EQUITY IN UNCONSOLIDATED AFFILIATES

  Equity in unconsolidated affiliates represents the Company's investment in the stock of Arlo Resources, Ltd. The Company sold its investment in Arlo on September 10, 1996 pursuant to which the Company received approximately $1.2 million.

                               INTEREST EXPENSE

  Interest expense decreased 90.5% to $0.1 million in the nine months ended December 31, 1996 from $.7 million in fiscal 1996. Interest was reduced as a result of the repayment of a $20 million bank loan in fiscal 1996.

                                 INCOME TAXES

  During comparable 1995, the Company recorded an income tax benefit based on the expectation that the Company would be able to utilize certain tax benefits in the future. During transition 1996, the Company determined that the ability of the Company to utilize its deferred tax asset was uncertain. As a result, the Company reduced its tax asset to an amount that will more likely than not be realized through future taxable income. Accordingly, the Company's deferred tax asset was reduced by $2.3 million in transition 1996. See Note 9 to the Company's Consolidated Financial Statements.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

  As described above, the Company suffered significant problems in fiscal 1996 as a result of serious losses at each of the Company's operations and projects. In addition, the Company reported an impairment of assets totaling $33.9 million in fiscal 1996. No charges for the impairment of assets were recorded in fiscal 1995.

                                GOLD PRODUCTION

  The Company's attributable share of gold production decreased 17% to 61,881 ounces in fiscal 1996 from 74,473 ounces in fiscal 1995. Production at the Castle Mountain Mine decreased to 36,778 ounces during fiscal 1996, as compared to 42,048 ounces during fiscal 1995. The Castle Mountain Mine's decreasing ore grade, and operational delays resulting from the dispute over the Original CM Agreement, resulted in a 13% decrease in production in fiscal 1996. The Company's share of gold production from the AGMJV was 25,103 ounces during fiscal 1996, as compared to 32,581 ounces during fiscal 1995, a 23% decrease. Start up delay and production problems at the Oro Cruz Mine and lower grade ore at the Oro Cruz Mine (as compared to the American Girl Mine) were responsible for the lower production.

                                    REVENUE

  Product sales revenue decreased $3.6 million or 12.1% to $26.1 million for fiscal 1996, down from $29.7 million for fiscal 1995 as a result of decreased gold production at the Company's mining ventures. The average price realized per ounce of gold decreased to $400 during fiscal 1996, compared to $401 in fiscal 1995.

  Revenue derived from mining services is primarily dependent upon the quantities of materials mined during the period. Revenue from mining services decreased 11.7% to $8.3 million in fiscal 1996 from $9.4 million in fiscal 1995. The decrease was caused by lower quantities of material moved under the New CM Agreement. The decrease in the quantity of materials moved was due in part to reduced mining activity during a contract dispute between the Company and Viceroy. See Items 1 and 2--"Business and Properties--Properties and Operations."

                               HEDGING ACTIVITY

  For fiscal 1996, the average gold price realized per ounce for the 61,525 ounces of gold sold was $400 compared to an average spot price of $389 per ounce. During fiscal 1996, 22,500 ounces of the total gold sold were delivered under the Company's hedging program at an average price of $410 per ounce. For fiscal 1995, the average gold price realized per ounce for the 73,810 ounces of gold sold was $401 compared to an average spot price of $383 per ounce. During fiscal 1995, 44,311 ounces of gold were delivered under the hedging program at an average price of $411 per ounce.

                                 GROSS PROFIT

  Gross profit from product sales for fiscal 1996 was negatively impacted by the reduced production at both the CMV and the AGMJV and by higher production costs at the AGMJV. Accordingly, gross profit from product sales decreased to a negative $2.0 million in fiscal 1996 from $2.6 million in fiscal 1995. As a percentage of total product sales, gross profit was a negative 7% for fiscal 1996 compared to 9% for fiscal 1995. The full cost per ounce of gold produced increased to $439 for fiscal 1996 from $378 in fiscal 1995 as a result of increasing costs and lower ore grades.

  Gross profit from mining services decreased 46.7% to $1.6 million in fiscal 1996 from $3.0 million in fiscal 1995. The decrease was attributable to decreased activity under the Original CM Agreement and to the fact that production during fiscal 1996 was mostly confined to good grade, but high cost ore from the lower levels of the Lesley Ann pit (access to lower grade, low cost ore from the Jumbo and OBHT pits was delayed to the latter part of the year). As a percentage of mining services revenue, gross profit was 18% for fiscal 1996 as compared to 31% for fiscal 1995. Mining services gross profit as a percentage of revenue fluctuates as a result of changes in the mine waste to ore ratio at the Castle Mountain Mine.

                               EXPLORATION COSTS

  Exploration costs increased 42% to $1.7 million for fiscal 1996, up from $1.2 million in fiscal 1995. In fiscal 1996, the Company focused its exploration efforts with Arlo and Orvana. Exploration activities were conducted in Panama by Arlo and in Bolivia, Mexico, Kyrghyzstan, Sweden and Jamaica by Orvana. In addition, prospects in several other countries were examined during the final five months of fiscal 1996.

                      GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses increased to $3.8 million for fiscal 1996 compared to $2.7 million in fiscal 1995. The principal costs included salaries ($1.4 million), insurance ($0.3 million), relocation related costs ($0.2 million) and outside services ($1.6 million), of which legal fees for litigation regarding the Original CM Agreement headed the list. The Company's offices were moved from Boise to Salt Lake City in April 1996.

                      EQUITY IN UNCONSOLIDATED AFFILIATES

  Equity in unconsolidated affiliates represents the Company's investment in Arlo stock. The Company sold its investment in Arlo on September 10, 1996 pursuant to which the Company received approximately $1.2 million. Prior to the sale of Arlo, in fiscal 1996, the Company's investment in Arlo was written down by $0.4 million to $1.2 million.

  In fiscal 1996, the Company spent $1.1 million on exploration in Panama through Arlo. The Company's investment in Arlo, from the inception of Arlo's Panamanian exploration program in November, 1994 through March 31, 1996, totaled $4.1 million.

                               INTEREST EXPENSE

  Interest expense decreased 53.8% to $0.7 million in fiscal 1996 from $1.6 million in fiscal 1995. Interest was reduced as a result of the repayment of a $20 million bank loan and the Company's share of a gold loan related to the CMV.

                                 INCOME TAXES

  The provision for income taxes increased in fiscal 1996 to $2.4 million compared with $0.3 million in fiscal 1995. The increase was due to a charge against earnings of $2.4 million to reduce the Company's previously recorded deferred tax asset to an amount that will more likely than not be realized through future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal sources of funds are its available resources of cash and cash equivalents, a $20 million credit facility and cash generated from mining operations and contract mining services.

  At December 31, 1996, the Company had cash and cash equivalents of $13,925,000 and gold bullion of $5,933,000, representing a decrease in cash and cash equivalents, securities available for sale and gold bullion of $940,000 from March 31, 1996.

  In September 1993, the Company entered into a $20.0 million credit facility (the "Credit Facility") with Canadian Imperial Bank of Commerce ("CIBC"). The Credit Facility was originally guaranteed by MK. In February 1995, CIBC notified the Company that the loan was in default due to MK's default on certain financial covenants contained in MK's guarantee of the Credit Facility. In April 1995, the Company repaid $5 million to CIBC. In connection with the acquisition by Leucadia of MK's 46.4% interest in the Company in June 1995, Leucadia purchased, at par, all of CIBC's interest as lender under the Credit Facility and released MK from its guarantee obligations. During the 1996 fiscal year, the Company repaid all amounts due under the revolving credit facility with Leucadia. The Credit Facility may be terminated by Leucadia on September 2 of any year, upon at least 60 days notice. Unless terminated earlier, the Credit Facility will expire on September 2, 1998.

  Net cash provided (used) by operating activities was $(3,918,000) for transition 1996 compared to $7,510,000 for comparable 1995. Although the Company expects that its cash and cash equivalents will be sufficient to cover operating expenses for several years, the cash generated by the Company's operations is not sufficient to cover the Company's projected operating expenses, general and administrative expenses and exploration costs. Accordingly, the Company's cash and cash equivalents are being depleted under current operating conditions.

  The Company's current sources of funds are insufficient to fund new mining projects. Accordingly, the ability of the Company to commence new mining projects will be dependent upon the Company's ability to obtain additional sources of funds to finance any such mining projects. While the Company believes that it may be able to obtain financing for new mining projects through project financing or otherwise, no assurances can be given that such financing will be available or that the Company would be able to obtain such financing on favorable terms.

  Additions to property, plant and equipment totaled $1.2 million for transition 1996, $8.8 million for fiscal 1996 and $3.0 million for fiscal 1995. For all periods presented, additions to property, plant and equipment consisted of (i) mine development expenditures; (ii) construction expenditures for buildings, machinery, plant and equipment; and (iii) expenditures for mobile mining service equipment.

  Upon completion of production at a mine, the Company must make expenditures for reclamation and closure of the mine. The Company provides for future reclamation and mine closure liabilities on a units-of-production basis. At December 31, 1996, $3.9 million were accrued for such costs. In addition to the accruals, the Company and its joint venture partner are depositing cash in separate funds to cover future reclamation costs at the CMV properties.

  The Company reviews the adequacy of its reclamation and mine closure liabilities in light of current laws and regulations and adjusts its liabilities as necessary. As a result of the decision to suspend operations at AGMJV the Company accrued an additional $2.1 million in the second quarter to provide for future closure and reclamation costs of the AGMJV properties.

  The Company's obligations under trade payables and accruals for mine closure and reclamation totaled $7 million at December 31, 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                    (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

  Selected quarterly financial data for the nine month transition period ended December 31, 1996 and the fiscal years ended March 31, 1996 and March 31, 1995 is presented below.

                                              1ST      2ND      3RD      4TH
                                            -------  -------  -------  --------
TRANSITION PERIOD QUARTERS
Revenue.................................... $ 3,420  $10,346  $ 7,583
Gross profit...............................  (1,378)     478    1,386
Net income (loss)..........................  (1,730)  (3,016)     165
Income (loss) per share....................   (0.09)   (0.16)     .01

FISCAL 1996 QUARTERS
Revenue.................................... $ 9,459  $ 7,616  $ 8,801  $  8,507
Gross profit...............................     849       21      145    (1,424)
Net income (loss)..........................    (262)    (920)  (6,812)  (33,399)
Income (loss) per share....................   (0.01)   (0.05)   (0.35)    (1.72)

FISCAL 1995 QUARTERS
Revenue.................................... $ 9,170  $10,450  $ 9,682  $  9,770
Gross profit...............................   1,627    1,176    2,008       785
Net income (loss)..........................     540      547      197      (588)
Income (loss) per share....................     .03      .03      .01     (0.03)

                         INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of MK Gold Company

  We have audited the accompanying consolidated balance sheets of MK Gold Company as of December 31, 1996 and March 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the nine months ended December 31, 1996 and each of the two years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of the Castle Mountain Venture for the year ended March 31, 1995 (in which the Company owns an undivided interest accounted for using pro rata consolidation), which statements reflect total revenues constituting 42% of consolidated total revenues for the year ended March 31, 1995. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Castle Mountain Venture for the year ended March 31, 1995 is based solely on the report of such other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of MK Gold Company at December 31, 1996 and March 31, 1996, and the results of its operations and its cash flows for the nine months ended December 31, 1996 and each of the two years in the period ended March 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah
February 19, 1997

                               AUDITORS' REPORT

To the Board of Directors and Stockholders of MK Gold Company

  We have audited the statements of income and cash flows for the year ended March 31, 1995 of the Castle Mountain Venture. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, these financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended March 31, 1995 in accordance with generally accepted accounting principles.

/s/ COOPERS & LYBRAND

Vancouver, Canada
May 5, 1995

                                MK GOLD COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                        NINE MONTHS
                                           ENDED
                                         DECEMBER    YEAR ENDED   YEAR ENDED
                                            31,       MARCH 31,    MARCH 31,
                                           1996         1996         1995
                                        -----------  -----------  -----------
REVENUE:
  Product sales........................ $    14,284  $    26,044  $    29,636
  Mining services......................       7,065        8,339        9,436
                                        -----------  -----------  -----------
    Total revenue......................      21,349       34,383       39,072
                                        -----------  -----------  -----------
COSTS AND OPERATING EXPENSES:
  Product sales........................      14,555       28,083       26,993
  Mining services......................       6,308        6,709        6,483
                                        -----------  -----------  -----------
    Total costs and operating
     expenses..........................      20,863       34,792       33,476
                                        -----------  -----------  -----------
GROSS PROFIT (LOSS)....................         486         (409)       5,596
EXPLORATION COSTS......................      (1,455)      (1,734)      (1,214)
GENERAL AND ADMINISTRATIVE EXPENSES....      (1,683)      (3,801)      (2,656)
 EQUITY IN LOSS OF UNCONSOLIDATED
  AFFILIATE ...........................                   (1,538)        (629)
PROVISION FOR MINE CLOSURE AND
 RECLAMATION...........................      (2,100)
PROVISION FOR IMPAIRMENT OF LONG-LIVED
 ASSETS................................                  (33,881)
                                        -----------  -----------  -----------
INCOME (LOSS) FROM OPERATIONS..........      (4,752)     (41,363)       1,097
Investment income and dividends, net...         572        1,096        1,497
Interest expense.......................         (69)        (732)      (1,586)
                                        -----------  -----------  -----------
Income (loss) before income taxes......      (4,249)     (40,999)       1,008
Income tax provision...................        (332)      (2,394)        (312)
                                        -----------  -----------  -----------
NET INCOME (LOSS)...................... $    (4,581) $   (43,393) $       696
                                        ===========  ===========  ===========
Net income (loss) per common share..... $     (0.24) $     (2.24) $      0.04
Common shares used to compute net
 income per common share...............  19,397,800   19,397,800   19,397,800


                See notes to consolidated financial statements.

                                MK GOLD COMPANY

                          CONSOLIDATED BALANCE SHEETS
                    (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                                         DECEMBER 31, MARCH 31,
                                                             1996       1996
                                                         ------------ ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................   $ 13,925   $ 15,933
  Securities available for sale.........................                 1,950
  Receivables...........................................      1,014      1,654
  Refundable income taxes...............................      2,346
  Inventories...........................................      8,585      6,996
  Other.................................................        248        464
                                                           --------   --------
    Total current assets................................     26,118     26,997
  Investments in unconsolidated affiliate...............                 1,197
  Property, plant and mine development, net.............      4,526      6,514
  Deferred income taxes.................................      1,124      3,762
  Restricted cash.......................................      1,210        736
                                                           --------   --------
    Total assets........................................   $ 32,978   $ 39,206
                                                           ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable......................................   $  2,486   $  3,013
  Current portion of mine closure liabilities...........        700
  Income taxes payable..................................                   808
  Deferred income taxes.................................                   203
  Other accrued liabilities.............................        606        780
                                                           --------   --------
    Total current liabilities...........................      3,792      4,804
  Mine closure and reclamation liabilities..............      3,208      1,994
  Deferred revenue......................................      5,534      7,409
                                                           --------   --------
    Total liabilities...................................     12,534     14,207
                                                           --------   --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, par value $.01, authorized 40,000,000
   shares, issued 19,397,800 shares.....................        194        194
  Capital excess of par value...........................     67,214     67,105
  Accumulated deficit...................................    (46,885)   (42,304)
  Net unrealized gain on securities available for sale..                    57
  Deferred compensation.................................        (79)       (53)
                                                           --------   --------
    Total stockholders' equity..........................     20,444     24,999
                                                           --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............   $ 32,978   $ 39,206
                                                           ========   ========

                See notes to consolidated financial statements.

                                MK GOLD COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                                                    NET
                                                                 UNREALIZED
                         SHARES OF                                GAIN ON     DEFERRED
                           COMMON          CAPITAL IN RETAINED   SECURITIES COMPENSATION
                           STOCK    COMMON EXCESS OF  EARNINGS   AVAILABLE   RESTRICTED
                           ISSUES   STOCK  PAR VALUE  (DEFICIT)   FOR SALE     STOCK
                         ---------- ------ ---------- ---------  ---------- ------------
April 1, 1994........... 19,397,800  $194   $67,093   $    393                 $(159)
Net income..............                                   696
Deferred compensation...                                                          71
                         ----------  ----   -------   --------      ----       -----
March 31, 1995.......... 19,397,800   194    67,093      1,089                   (88)
Net loss................                               (43,393)
Deferred compensation...                         12                               35
Net unrealized gain of
 securities available
 for sale...............                                            $ 57
                         ----------  ----   -------   --------      ----       -----
March 31, 1996.......... 19,397,800   194    67,105    (42,304)       57         (53)
Net loss................                                (4,581)
Deferred compensation...                        109                              (26)
Realized gain on
 securities available
 for sale...............                                             (57)
                         ----------  ----   -------   --------      ----       -----
December 31, 1996....... 19,397,800  $194   $67,214   $(46,885)     none       $ (79)
                         ==========  ====   =======   ========      ====       =====




                See notes to consolidated financial statements.

                                MK GOLD COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                              NINE MONTHS
                                                 ENDED     YEAR ENDED YEAR ENDED
                                              DECEMBER 31, MARCH 31,  MARCH 31,
                                                  1996        1996       1995
                                              ------------ ---------- ----------
OPERATING ACTIVITIES:
 Net income (loss)..........................    $(4,581)    $(43,393)  $    696
                                                -------     --------   --------
 Adjustment to reconcile net income (loss)
  to net cash provided
  (used) by operating activities:
  Deferred compensation.....................         83
  Deferred taxes............................      2,344          450       (513)
  Equity in loss of unconsolidated
   affiliate................................                   1,538        629
  Provision for impairment of long-lived
   assets...................................                  33,881
  Depreciation, depletion, and
   amortization.............................      3,168        8,702      9,570
  Changes in operating assets and
   liabilities:
   Trading securities, net..................                     811      9,434
   Receivables..............................        640          406      1,055
   Income taxes payable/refundable..........     (3,154)       1,583     (1,806)
   Inventories..............................     (1,589)        (597)      (306)
   Other assets.............................        307          447       (504)
   Restricted cash..........................       (474)        (228)      (508)
   Deferred revenue.........................     (1,875)      (3,175)    (2,601)
   Mine closure and reclamation
    liabilities.............................      1,914          258        619
   Accounts payable and other accrued
    liabilities.............................       (701)         465       (233)
                                                -------     --------   --------
    Net cash provided (used) by operating
     activities.............................     (3,918)       1,148     15,532
                                                -------     --------   --------
INVESTING ACTIVITIES:
 Additions to property, plant, and mine
  development...............................     (1,194)      (6,717)    (3,010)
 Proceeds from disposition of property and
  plant.....................................         14        1,094        294
 Proceeds from sale of unconsolidated
  affiliate.................................      1,197
 Investments in unconsolidated affiliates...                    (765)    (2,965)
 Purchases of securities available for
  sale......................................                            (10,000)
 Proceeds from sale of securities available
  for sale..................................      1,893       17,636      1,000
 Investment in Jerooy Gold Project..........                  (2,420)    (3,610)
 Castle Mountain lawsuit settlement.........                   8,925
                                                -------     --------   --------
    Net cash provided (used) by investing
     activities.............................      1,910       17,753    (18,291)
                                                -------     --------   --------
FINANCING ACTIVITIES:
 Payments of long-term debt.................                 (20,024)    (7,330)
                                                -------     --------   --------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS................................     (2,008)      (1,123)   (10,089)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD........................     15,933       17,056     27,145
                                                -------     --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..    $13,925     $ 15,933   $ 17,056
                                                =======     ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Interest paid..............................    $    69     $    695   $  1,201
 Income taxes paid, net.....................                           $  1,919

                See notes to consolidated financial statements.

                                MK GOLD COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

1. ORGANIZATION, OPERATIONS, AND BASIS OF ACCOUNTING

  MK Gold (the "Company") maintains interests in certain gold mining operations. The Company owns a 53% undivided interest in the American Girl Mining Joint Venture ("AGMJV"). The Company also owns a 25% undivided interest in the Castle Mountain Venture ("CMV"), and performs mining services under a contract mining agreement with the CMV. In the fiscal year ended March 31, 1996, the Company recorded impairment for these investments (see Note 2).

  On June 6, 1995, Morrison Knudson (MK) sold its remaining nine million unregistered shares of the Company's common stock (approximately 46% of the total stock outstanding) to Leucadia National Corporation ("Leucadia") for $22,500 cash.

  PRINCIPLES OF CONSOLIDATION--The Company owns an undivided interest in each asset and pursuant to its agreements, is severally liable for its share of each liability of the AGMJV and CMV. The consolidated financial statements include the accounts of the Company and reflect the Company's pro rata share of each of the joint venture's assets, liabilities, revenues and expenses, after elimination of intercompany accounts. The Company does not recognize losses from joint ventures in excess of its pro-rata share unless the other venturer's ability to absorb such losses is uncertain and the Company determines that underwriting the other venturer's share of losses is in the best long-term interest of the Company.

  USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. One estimate particularly susceptible to change in the near term is the provision for mine closure and reclamation.

  CASH EQUIVALENTS--Cash equivalents consist of investments in highly liquid securities having an original maturity of three months or less.

  RESTRICTED CASH--CMV is funding its future reclamation liabilities by establishing a separate bank account for the funds and charging each partner for its proportionate share. The funding amount is based on the estimated ultimate liability and is funded over the remaining life of the mine. AGMJV has funded a restricted cash account which will be utilized for reclamation of the AGMJV mine property.

  INVESTMENT SECURITIES--The Company classifies investment securities as either trading, available for sale, or held to maturity. Trading securities are reported at fair value with unrealized gains and losses included in the results of operations. Available for sale securities are reported at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. Held to maturity securities are recorded at amortized cost.

  INVENTORIES--Gold bullion, ore and in-process inventories and materials and supplies are stated at the lower of average cost or net realizable value.

  PROPERTY, PLANT AND MINE DEVELOPMENT--Depreciation, depletion and amortization of mining properties, mine development costs and major plant facilities is computed principally by the units-of-production method based on estimated proven and probable ore reserves. Proven and probable ore reserves reflect estimated quantities of economically recoverable reserves which can be recovered in the future from known mineral deposits. Such estimates are based on current and projected costs and prices. Mining equipment and other plant facilities are depreciated using straight-line or accelerated methods principally over estimated useful lives of 3 to 10 years.

                                MK GOLD COMPANY

                   (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


  Generally, mineral exploration costs are expensed as incurred. When it has been determined that a mineral property has proven and probable reserves, the cost of subsequent reserve definition and expansion and the costs incurred to develop such property are capitalized as mine development costs and charged to operations on a units-of-production method based on proven and probable ore reserves. Carry forward mine development costs include costs incurred for shaft sinking, permanent excavations, roads, tunnels and advance removal of overburden and waste rock. Costs relating to stockpiled ore are initially deferred as mine development costs and expensed in future periods when the ore is processed. Major mine development expenditures at operating properties and at new mining properties not yet producing are capitalized.

  PROPERTY EVALUATION--Recoverability of investments in operating mines is evaluated periodically. Estimated future net cash flows from each mine are calculated using estimates of proven and probable ore reserves, estimated future gold prices (considering historical and current prices, price trends and related factors) and operating capital and reclamation costs on an undiscounted basis. Impairment is measured based on discounted future net cash flows.

  DEFERRED STRIPPING COSTS--The costs of waste stripping in excess of the expected mine life average stripping ratio are deferred and charged to production on a units-of-production method when the actual ratio of waste mined to ore processed is less than the mine life average.

  MINE CLOSURE, RECLAMATION, AND ENVIRONMENTAL REMEDIATION OF MINED AREAS--The Company is subject to federal, state and local environmental laws and regulations. The Company has put in place ongoing pollution control and monitoring programs at the mine sites, and posted surety bonds as required for compliance with state and local environmental obligations including reclamation. Estimated future reclamation and mine closure costs are based principally on legal and regulatory requirements and are accrued and charged over the expected operating lives of the Company's mines on a units-of-production method. Ongoing reclamation activities are expensed in the period incurred. Provision for mine closure and reclamation liabilities charged to operations totaled $2,450 for the nine months ended December 31, 1996 and $258 and $619 for the years ended March 31, 1996 and 1995, respectively (see Note
2).

  INCOME TAXES--The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the basis of assets and liabilities as reported for financial statement purposes and income tax purposes.

  REVENUE RECOGNITION--Revenue from product sales is recognized when the gold is delivered to customers. Mining services revenue is recognized using the units of delivery method based on quantities of materials moved. The revenue recognized for each unit of material moved is determined on an individual pit basis. The effect of changes in estimated total contract revenues, costs or units of material to be moved for each pit is reflected in the accounting period in which the change becomes known and over the remaining units to be mined in each pit. Differences between customer billings and earned revenue using this method are recorded as deferred revenue.

  DEFERRED REVENUE--Amounts received in advance of recognition of revenue are recorded as deferred revenue. At December 31, 1996, deferred revenue of $5,534 consists of cash received in December 1995 in the settlement of a lawsuit with the CMV partner. Such amount will be recognized as revenue over the life of the operating contract.

  HEDGING ACTIVITIES--The Company enters into option contracts and forward sales contracts to establish a minimum price on certain ounces of gold it produces. Gains and losses realized on such instruments, as well as any cost or revenue associated therewith, are recognized as sales when the related production is delivered to customers.

                                MK GOLD COMPANY

                   (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


  ACCOUNTING STANDARDS--In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement addresses the accounting for the impairment of long-lived assets, such as mining properties, premises, equipment, certain identifiable intangibles and goodwill related to those assets. Long-lived assets and certain identifiable intangibles are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of the future cash flows is less than the carrying amount of the asset. The statement also requires that long-lived assets and identifiable intangibles be accounted for at the lower of cost or fair value less cost to sell. The Company adopted SFAS No. 121 effective January 1, 1996.

  RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform with the current year's presentation.

  CHANGE IN FISCAL YEAR--The Company changed its fiscal year end from March 31 to December 31 effective December 31, 1996.

2. PROVISION FOR MINE CLOSURE AND RECLAMATION

  After completing a thorough evaluation of shut-down and alternative operating strategies for operations at the AGMJV, the Company determined that no practical mining and processing methods could be developed which would justify continued operations. On September 5, 1996, the Company, therefore, announced that it was suspending operations at the AGMJV.

  As part of the suspension plan, the Company and its joint venture partner, Hecla Mining Company, agreed to a modified program and budget for the remainder of the year which called for a suspension of full scale open pit and underground mining effective September 1996. Crushing and milling operations ceased in October 1996. Reclamation activities of the surface and underground operations began in September 1996. It is expected that full mine reclamation will be completed by the end of 1999. All appropriate government agencies were informed as to the Company's actions.

  Cost estimates and budgets for the suspension of operations, closure and reclamation have been developed. The Company's share of expected costs associated with the suspension resulted in a provision for mine closure and reclamation of $2,100.

3. PROVISION FOR IMPAIRMENT OF LONG-LIVED ASSETS

  During the fiscal year ended March 31, 1996, the Company recorded provisions for impairment of certain long-lived assets as follows:

     American Girl Mining Joint Venture................................ $ 9,063
     Castle Mountain Venture...........................................  10,016
     Arlo Resources, Ltd. (Note 7).....................................     366
     Jerooy Gold Project (Note 7)......................................  14,436
                                                                        -------
     Total............................................................. $33,881
                                                                        =======

  During the fiscal year ended March 31, 1996, AGMJV exhausted the ore reserves in the American Girl Mine and started production in the Oro Cruz ore body. The experience of mining at Oro Cruz resulted in the downgrading of the surface and underground reserves. Actual ore yields as well as the recoverable ounces were

                                MK GOLD COMPANY

                    (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

less than originally projected. The Company concluded that, despite drastic cost reduction measures at the Oro Cruz Mine, revenues from the AGMJV would barely cover the cash costs of gold production and likely would not repay the investment made in the development of the Oro Cruz Mine. Accordingly, an impairment of $9,063 for the Company's investment in the AGMJV was recorded during the year ended March 31, 1996.

  Also during the year ended March 31, 1996, the Company determined that the CMV would not generate sufficient cash flow to recover the $16,200 recorded value of the Company's investment in the CMV. Accordingly, the Company recorded an impairment of $10,016 related to its investment in the CMV in the fourth quarter of the fiscal year ended March 31, 1996.

4. MINING JOINT VENTURES

  The Company's 53% undivided interest in the AGMJV, which operates a gold mine in Imperial County, California and its 25% undivided interest in the Castle Mountain Venture, which operates a gold mine in San Bernardino County, California have been proportionately reflected in the accompanying consolidated financial statements. Summarized financial information for each of these joint ventures on a 100% basis follows:

  CASTLE MOUNTAIN VENTURE--The financial statements of CMV on a 100% basis do not reflect the provision for impairment of long-lived assets in the same periods or amounts as those recorded on the records of the Company.

                                                          DECEMBER 31, MARCH 31,
FINANCIAL POSITION                                            1996       1996
------------------                                        ------------ ---------
Current assets...........................................   $15,054     $11,190
Property, plant and mine development, net................    73,548      83,870
Current liabilities......................................    (3,022)     (3,092)
Long-term debt...........................................    (2,431)     (2,799)
Reclamation liabilities..................................    (1,865)     (1,557)
                                                            -------     -------
Net assets...............................................   $81,284     $87,612
                                                            =======     =======

                                              NINE MONTHS
                                                 ENDED     YEAR ENDED YEAR ENDED
                                              DECEMBER 31, MARCH 31,  MARCH 31,
RESULTS OF OPERATIONS                             1996        1996       1995
---------------------                         ------------ ---------- ----------
Product sales................................   $33,780     $57,114    $68,492
Gross profit (loss)..........................    (3,899)      7,472     13,826
Income (loss) before income taxes............    (5,453)      5,191     12,236

                                             NINE MONTHS
                                                ENDED     YEAR ENDED YEAR ENDED
                                             DECEMBER 31, MARCH 31,  MARCH 31,
CASH FLOWS                                       1996        1996       1995
----------                                   ------------ ---------- ----------
Net cash provided by operating activities...   $ 7,509     $ 33,006   $ 36,913
Net cash used by investing activities.......    (1,736)     (19,602)    (3,702)
Net cash used by financing activities.......    (1,365)     (17,132)   (28,565)
                                               -------     --------   --------
Net increase (decrease) in cash.............   $ 4,408     $ (3,728)  $  4,646
                                               =======     ========   ========

                                MK GOLD COMPANY

                   (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


  AMERICAN GIRL MINING JOINT VENTURE--The financial statements of AGMJV on a 100% basis do not reflect the provision for impairment of long-lived assets or the provision for mine closure and reclamation in the same periods or amounts as recorded on the records of the Company.

                                                          DECEMBER 31, MARCH 31,
FINANCIAL POSITION                                            1996       1996
------------------                                        ------------ ---------
Current assets...........................................   $ 4,632     $ 6,376
Property, plant and mine development, net................     4,253      16,302
Current liabilities......................................      (423)     (2,523)
Reclamation liabilities..................................    (3,361)     (3,029)
                                                            -------     -------
Net assets...............................................   $ 5,101     $17,126
                                                            =======     =======

                                              NINE MONTHS
                                                 ENDED     YEAR ENDED YEAR ENDED
                                              DECEMBER 31, MARCH 31,  MARCH 31,
RESULTS OF OPERATIONS                             1996        1996       1995
---------------------                         ------------ ---------- ----------
Product sales................................   $ 12,108    $18,709    $23,640
Net loss.....................................    (18,608)    (7,697)    (3,008)

                                             NINE MONTHS
                                                ENDED     YEAR ENDED YEAR ENDED
                                             DECEMBER 31, MARCH 31,  MARCH 31,
CASH FLOWS                                       1996        1996       1995
----------                                   ------------ ---------- ----------
Net cash provided (used) by operating
 activities................................    $    683    $ (5,252)   $1,175
Net cash used by investing activities......     (12,482)    (10,689)     (812)
Net cash provided by financing activities..      12,878      15,033        31
                                               --------    --------    ------
Net increase (decrease) in cash............    $  1,079    $   (908)   $  394
                                               ========    ========    ======

5. INVENTORIES

  The components of inventory are shown below:

                                                         DECEMBER 31, MARCH 31,
                                                             1996       1996
                                                         ------------ ---------
   Gold bullion.........................................    $5,933     $2,915
   Ore and in-process...................................     1,456      3,016
   Materials and supplies...............................     1,196      1,065
                                                            ------     ------
                                                            $8,585     $6,996
                                                            ======     ======

                                MK GOLD COMPANY

                   (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


6. PROPERTY, PLANT AND MINE DEVELOPMENT

  The components of property, plant and mine development are shown below:

                                                       DECEMBER 31, MARCH 31,
                                                           1996       1996
                                                       ------------ ---------
   Mining properties, net of impairment allowance of
    $5,881 at December 31, 1996.......................   $  6,726   $  6,726
   Mine development, net of impairment allowance of
    $2,926 at December 31, 1996.......................     13,315     19,145
   Plant and equipment, net impairment allowance of
    $2,655 at December 31, 1996.......................     24,402     27,422
                                                         --------   --------
                                                           44,443     53,293
   Less accumulated depreciation, depletion and
    amortization......................................    (39,917)   (46,779)
                                                         --------   --------
   Property, plant and mine development, net..........   $  4,526   $  6,514
                                                         ========   ========

  Maintenance and repair expenses charged to operations were $8,474, $8,086, and $5,393 for the nine months ended December 31, 1996 and for the fiscal years ended March 31, 1996 and 1995, respectively.

7. INVESTMENT IN UNCONSOLIDATED AFFILIATE

  ARLO RESOURCES, LTD.--On September 10, 1996, the Company sold its 30% interest in Arlo Resources, Ltd. for $1,197. Arlo is a Canadian company whose business is to acquire, explore, and develop mineral properties in the Republic of Panama. During the year ended March 31, 1996, Arlo dropped four of its exploration concessions. The Company determined that the economic potential of Arlo's concessions was insufficient to warrant further investment by the Company. The Company wrote down its investment in Arlo to $1,197 in the year ended March 31, 1996.

  JEROOY GOLD PROJECT--The Company owned a 30% interest in the Jerooy Gold Company ("Jerooy"), a joint stock company established to study, develop, and mine the Jerooy Gold Project. Kyrghyzaltyn, a mining Company owned by the government of Kyrgyztan, owned the remaining 70%. In view of unresolved political and logistic problems and economic uncertainties associated with Jerooy, the Company recorded an impairment of its investment in Jerooy for the year ended March 31, 1996.

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

                                MK GOLD COMPANY

                   (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


  The Company and Kyrghyzaltyn reached an agreement on October 22, 1996 to dissolve Jerooy Gold Company under the following conditions:

    . MK Gold is released from further liability for events surrounding the investigation and feasibility study of the project.

    . Kyrghyzaltyn will pay MK Gold $1,000 if Kyrghyzaltyn executes a development agreement with another party.

    . Kyrghyzaltyn will pay MK Gold an additional $1,500 from future revenue, if any, generated from gold production at the project.

  Kyrghyzaltyn withdrew its request for arbitration and the Company has no further obligations with respect to the Jerooy project. Due to the uncertainty as to whether the Company will receive any further payments under the provisions of the agreement, no value for the future payments has been recorded on the December 31, 1996 balance sheet.

                                MK GOLD COMPANY

                   (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


8. INDUSTRY SEGMENT INFORMATION

  The Company is not economically dependent on a limited number of customers for the sale of its gold because gold commodity markets are well-developed worldwide. The Company operated primarily in two industry segments, product sales and mining services in the United States. The majority of the mining service revenues are derived from one customer (CMV).

                                            NINE MONTHS
                                               ENDED     YEAR ENDED YEAR ENDED
                                            DECEMBER 31, MARCH 31,  MARCH 31,
                                                1996        1996       1995
                                            ------------ ---------- ----------
   Revenue:
     Product sales.........................   $14,604     $26,907    $29,636
     Mining services.......................     9,421      11,439     12,291
     Corporate and eliminations............    (2,676)     (3,963)    (2,856)
                                              -------     -------    -------
       Total revenue.......................   $21,349     $34,383    $39,071
                                              =======     =======    =======
   Gross profit:
     Product sales.........................   $  (271)    $(1,996)   $ 2,643
     Mining services.......................       757       2,085      2,953
     Corporate and eliminations............                  (498)
                                              -------     -------    -------
       Total gross profit..................   $   486     $  (409)   $ 5,596
                                              =======     =======    =======
   Identifiable:
     Product sales.........................   $ 9,841     $12,586    $35,948
     Mining services.......................     1,641       1,883      5,714
     Corporate and eliminations............    21,496      24,737     54,904
                                              -------     -------    -------
       Total assets........................   $32,978     $39,206    $96,566
                                              =======     =======    =======
   Depreciation, depletion and
    amortization:
     Product sales.........................   $ 3,070     $ 7,549    $ 8,433
     Mining services.......................        83       1,133      1,107
     Corporate and eliminations............        15          20         30
                                              -------     -------    -------
       Total depreciation, depletion and
        amortization.......................   $ 3,168     $ 8,702    $ 9,570
                                              =======     =======    =======
   Capital expeditures:
     Product sales.........................   $ 1,156     $ 7,878    $ 2,784
     Mining services.......................         0         875        159
     Corporate and eliminations............        38           6         67
                                              -------     -------    -------
       Total capital expenditures..........   $ 1,194     $ 8,759    $ 3,010
                                              =======     =======    =======

                                MK GOLD COMPANY

                    (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


9. INCOME TAXES

  The provision (benefit) for income taxes consist of:

                                            NINE MONTHS
                                               ENDED     YEAR ENDED YEAR ENDED
                                            DECEMBER 31, MARCH 31,  MARCH 31,
                                                1996        1996       1995
                                            ------------ ---------- ----------
   Currently payable (refundable):
     U.S. federal..........................   $(1,625)     $1,570     $ 739
     State.................................      (387)        374        86
                                              -------      ------     -----
       Total currently payable
        (refundable).......................    (2,012)      1,944       825
                                              -------      ------     -----
   Deferred:
     U.S. federal..........................     1,894         363      (477)
     State.................................       450          87       (36)
                                              -------      ------     -----
       Total deferred......................     2,344         450      (513)
                                              -------      ------     -----
       Total...............................   $   332      $2,394     $ 312
                                              =======      ======     =====

  The deferred income tax provision (benefit) consists of:

                                           NINE MONTHS
                                              ENDED     YEAR ENDED YEAR ENDED
                                           DECEMBER 31, MARCH 31,  MARCH 31,
                                               1996        1996       1995
                                           ------------ ---------- ----------
   Depreciation, depletion and
    amortization..........................   $(1,735)    $    971   $(1,000)
   Reclamation and other liabilities......      (778)          53      (314)
   Deferred revenue.......................       381       (2,770)    1,014
   Inventory valuation....................       498       (1,125)      415
   Other..................................       354         (887)        9
   AMT credit.............................       698         (794)     (370)
   Basis difference in affiliate..........      (145)        (721)     (267)
   Asset impairment.......................     4,322      (13,091)
   Net operating loss.....................    (3,189)
   Valuation allowance....................     1,938       18,814
                                             -------     --------   -------
   Deferred income taxes..................   $ 2,344     $    450   $  (513)
                                             =======     ========   =======

                                MK GOLD COMPANY

                   (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


  Deferred tax assets and liabilities consist of the following:

                                DECEMBER 31, 1996                MARCH 31, 1996
                          ------------------------------  ------------------------------
                           ASSETS   LIABILITIES  TOTAL     ASSETS   LIABILITIES  TOTAL
                          --------  ----------- --------  --------  ----------- --------
Depreciation, depletion
 and amortization.......  $  8,264    $(5,043)  $  3,221  $  6,528    $(5,042)  $  1,486
Reclamation and other
 liabilities............     1,384                 1,384       606                   606
Deferred revenue........     3,036                 3,036     3,417                 3,417
Inventory valuation.....       328       (146)       182       680                   680
Other...................     1,094       (334)       760     1,594       (480)     1,114
AMT credit..............       716                   716     1,414                 1,414
Basis difference in
 affiliate..............     1,133                 1,133       988                   988
Impairment of long-lived
 assets.................     8,769                 8,769    13,091                13,091
Net operating losses....     3,189                 3,189
Valuation allowance.....   (21,175)              (21,175)  (19,237)              (19,237)
                          --------    -------   --------  --------    -------   --------
                          $  6,738    $(5,523)  $  1,215  $  9,081    $(5,522)  $  3,559
                          ========    =======   ========  ========    =======   ========

  A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred tax assets reflect management's estimate of the amount which will be realized from future taxable income of the character necessary to recognize such asset.

  The provision for income taxes differs from the amounts computed by applying the U.S. corporate income tax statutory rate of 35% for the following reasons:

                                             NINE MONTHS
                                                ENDED     YEAR ENDED YEAR ENDED
                                             DECEMBER 31, MARCH 31,  MARCH 31,
                                                 1996        1996       1995
                                             ------------ ---------- ----------
U.S. corporate income tax expense (benefit)
 at statutory rate.........................    $(1,553)    $(14,060)   $ 343
Percentage depletion in excess of basis....       (106)        (598)    (626)
Dividends received deduction...............                             (282)
Valuation reserve..........................      1,938       18,814      369
State income taxes, net of federal tax
 benefit...................................       (228)      (1,949)      15
Other, net.................................        281          187      493
                                               -------     --------    -----
Income tax expense (benefit)...............    $   332     $  2,394    $ 312
                                               =======     ========    =====

10. LONG-TERM DEBT

  At December 31 and March 31, 1996, the Company had a $20,000 credit facility (the "Credit Facility") with Leucadia. As of December 31 and March 31, 1996, the Company had no amounts borrowed under this credit facility.

11. BENEFIT PLANS

  The Company maintains a 401(k) Savings Plan (the "Plan") for all full-time active employees. The Company contributes an amount equal to 3% of the eligible employee's salary, and matches employee contributions to the Plan up to 2% of salary. Cost of the Plan was $307, $398, and $361 for the nine months ended December 31, 1996 and the years ended March 31, 1996 and 1995, respectively.

                                MK GOLD COMPANY

                   (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


12. COMMITMENTS AND CONTINGENCIES

  ENVIRONMENTAL--The Company's mining operations and exploration activities are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. The Company's policy is to conduct its business in a manner that safeguards public health and mitigates the environmental effects of its mining operations. To comply with these federal, state and local laws, the Company has made and in the future may be required to make capital and operating expenditures. However, the Company currently has no significant environmental activities under development and does not anticipate incurring any unforeseen capital or operating expenditures for environmental compliance during the remainder of its current fiscal year or the succeeding fiscal year.

  Surety bonds totaling $3,038 (the Company's share is $1,046) have been provided as required by various governmental agencies for environmental protection, including reclamation bonds at the American Girl Mine and Castle Mountain Mine.

  PRODUCT SALES COMMITMENTS--The Company sells gold at spot and under gold hedge contracts. Precious metal hedge contracts include forward sales contracts and put and call options. Realization under these contracts is dependent upon the counterparties performing in accordance with the terms of the contracts. The Company does not anticipate nonperformance by the counterparties. The Company hedges gold production to insure a minimum price for a significant level of production. In general, the Company will provide a greater hedge for near term and/or higher cost production. Hedging takes the form of selling forward and creating collars. A collar includes buying put options and selling call options. A call option gives the buyer the right, but not the obligation, to buy gold from the call seller at a predetermined price on or before a predetermined date. The risks associated with hedging are generally twofold. First, that production may not be available to deliver gold against the hedged position; and second, that the call options limit the amount of upside potential if the price of gold increased above the option strike price. Under the Company's hedging policies and production levels it is unlikely that the Company would not have gold to deliver against hedged positions.

  At December 31, 1996, for the year ended December 31, 1997, the Company had sold forward 7,600 ounces at an average price of $408 per ounce.

  These hedging arrangements allow the Company to selectively extend maturity dates, thereby postponing delivery against sales commitments. This flexibility allows the Company to sell gold into the spot market when conditions are favorable, while at the same time retaining the benefits of the contango, or premium that is paid for gold when delivered in settlement of forward sales contracts at maturity.

  OTHER--CMV and AGMJV are committed to pay royalties to landowners generally based on a percent of refined gold bullion. Effective net smelter return royalties paid as a percent of the realized gold price were 4.1% for the nine months ended December 31, 1996, 4.6% for the year ended March 31, 1996, and 3.5% for the year ended March 31, 1995.

13. RELATED PARTY TRANSACTIONS

  The Company's joint venture partner, Viceroy Gold Corporation ("VGC"), is the manager of CMV and, as such, is entitled to receive a management fee of 1% of capital expenditures and 2% of allowable costs as defined in the Castle Mountain Venture Agreement. Management fees charged by VGC attributable to the Company amounted to $142 for the nine months ended December 31, 1996 and $145 and $138 for each of the two years ended March 31, 1996.

                                MK GOLD COMPANY

                   (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


  The Company is the manager of the AGMJV and under the terms of the American Girl Mining Joint Venture Agreement is entitled to receive a management fee of 2% of allowable costs as defined in the Agreement. Management fee revenue recognized by the Company amounted to $139 for the nine months ended December 31, 1996 and $403 and $217 for each of the two years in the period ended March 31, 1996.

  The Company performs contract mining services for CMV. Mining services revenue recognized by the Company was $9,421 for the nine months ended December 31, 1996 and $10,582 and $9,218 for each of the two years in the period ended March 31, 1996.

14. STOCK PLANS

  STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS--The Company has 180,000 authorized options in a non-employee director stock option plan. These options are awarded at 50% of the fair market value of the stock on the date of the award. Compensation expense is then recognized equally over the three year vesting period. As of December 31, 1996, 150,000 non-employee director stock options have been granted and 30,000 non-employee director stock options are available for grant.

  STOCK INCENTIVE PLAN--The Company has a stock incentive plan which allows for a maximum of 2,500,000 options to be awarded. Options granted under the stock incentive plan have an exercise price equal to the fair market value of the stock on the date of grant and expire 10 years after the date of grant. The following table summarizes the stock plan activities for both the non-employee director and stock incentive plans:

                            NINE MONTHS ENDED
                            DECEMBER 31, 1996             YEARS ENDED MARCH 31,
                          ---------------------- ------------------------------------------
                                                         1996                 1995
                                                 --------------------- --------------------
                                                  NUMBER               NUMBER
                          NUMBER OF  PRICE RANGE    OF     PRICE RANGE   OF     PRICE RANGE
                           SHARES     PER SHARE   SHARES    PER SHARE  SHARES    PER SHARE
                          ---------  ----------- --------  ----------- -------  -----------
Options:
Outstanding beginning of
 year...................    685,000  $1.81-$5.38  816,000  $2.72-$5.38 696,000  $3.09-$5.38
Granted.................  1,680,000  $1.46-$1.71  299,000  $1.81-$3.94 210,000  $2.72-$4.00
Canceled................   (420,000) $1.81-$5.38 (430,000) $1.81-$4.00 (90,000) $4.00-$5.06
Outstanding end of
 year...................  1,945,000  $1.46-$4.00  685,000  $1.81-$5.38 816,000  $2.72-$5.38
Weighted average fair
 market value of options
 granted during year....                   $0.84                 $0.73

  The Company accounts for stock options granted using Accounting Principles Board (APB) Opinion 25. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net loss and net loss per common share would have changed to the pro forma amounts indicated below:

                                                         DECEMBER 31, MARCH 31,
                                                             1996       1996
                                                         ------------ ---------
   Net loss:
     As reported........................................    $4,581     $43,393
     Pro forma..........................................     4,736      43,397
   Net loss per common share:
     As reported........................................    $(0.24)    $ (2.24)
     Pro forma..........................................    $(0.24)    $ (2.24)

                                MK GOLD COMPANY

                   (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 20%; risk-free interest rate of 6.34% and expected lives of 7 years subsequent to vesting date.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

  A summary of the carrying amounts and estimated fair values of the Company's forward contracts at December 31 and March 31, 1996 was as follows:

                                       DECEMBER 31, 1996      MARCH 31, 1996
                                      -------------------- --------------------
                                      CARRYING  ESTIMATED  CARRYING  ESTIMATED
                                       AMOUNT  FAIR VALUES  AMOUNT  FAIR VALUES
                                      -------- ----------- -------- -----------
Forward contracts and options........   None      $314       None       $96

16. SELECTED COMPARABLE FINANCIAL DATA

  The following table provides selected comparable financial data for the nine months ended December 31, 1996 and nine months ended December 31, 1995 (unaudited):

                                                               NINE MONTHS ENDED
                                             NINE MONTHS ENDED DECEMBER 31, 1995
                                             DECEMBER 31, 1996    (UNAUDITED)
                                             ----------------- -----------------
Revenue.....................................      $21,349          $ 25,876
Gross Profit................................          486             1,015
Loss from operations........................       (4,752)          (10,094)
Income tax benefit (provision)..............         (332)            1,808
Net loss....................................       (4,581)           (7,994)
Net loss per common share...................        (0.24)            (0.41)

                                  * * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is included in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the June 26, 1997 annual meeting of stockholders of the Company (the "Proxy Statement") and is incorporated herein by reference. In addition, reference is made to Item 10 in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is included in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is included in the Proxy Statement and is incorporated herein by reference.

                                     III-1

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        PAGE
                                                                     -----------
 (a) Financial Statements, Schedules and Exhibits.
 1.  Financial Statements included in Part II of this Form 10-K:
     Independent Auditors' Reports ...............................    II-9-II-10
     Consolidated Statements of Operations for the nine months
      ended December 31, 1996 and the fiscal years ended March 31,
      1996 and 1995...............................................         II-11
     Consolidated Balance Sheets at December 31, 1996 and March
     31, 1996.....................................................         II-12
     Consolidated Statements of Stockholders' Equity for the nine months ended December 31, 1996 and the fiscal years ended
      March 31, 1996 and 1995.....................................         II-13
     Consolidated Statements of Cash Flows for the nine months
      ended December 31, 1996 and the fiscal years ended March 31,
      1996 and 1995...............................................         II-14
     Notes to Consolidated Financial Statements...................   II-15-II-27
 2.  Financial Statement Schedules as of December 31, 1996
      included in Part IV of this Form 10-K:
     Valuation and Qualifying Accounts............................          IV-3
 3.  Exhibits:
     The exhibits to this Form 10-K are listed in the Exhibit
      Index contained elsewhere in this Form 10-K.
 (b) Reports on Form 8-K.
     [None]

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE CORPORATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 25, 1997.

                                          MK Gold Company

                                                    /s/ G.F. Joklik
                                          By: _________________________________
                                                        G.F. JOKLIK
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                          OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON MARCH 25, 1997 BY THE FOLLOWING PERSONS ON BEHALF OF THE CORPORATION IN THE CAPACITIES INDICATED.

        /s/ R.V. Hansberger             Chairman of the Board
-------------------------------------
           R.V. HANSBERGER

          /s/ G.F. Joklik               President, Chief Executive Officer and
-------------------------------------    Director (Principal Executive Officer)
             G.F. JOKLIK

          /s/ J.C. Farmer               Controller, Treasurer and Secretary
-------------------------------------    (Principal Financial and Accounting
             J.C. FARMER                 Officer)

         /s/ I.M. Cumming               Director
-------------------------------------
            I.M. CUMMING

         /s/ G.J. Humphrey              Director
-------------------------------------
            G.J. HUMPHREY

         /s/ J.P. Miscoll               Director
-------------------------------------
            J.P. MISCOLL

         /s/ R.S. Shriver               Director
-------------------------------------
            R.S. SHRIVER

        /s/ J.S. Steinberg              Director
-------------------------------------
           J.S. STEINBERG

                       VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1996
                             (THOUSANDS OF DOLLARS)

                                              ADDITIONS
                                   BALANCE AT CHARGED TO            BALANCE AT
                                   BEGINNING  COSTS AND               END OF
DESCRIPTION                         OF YEAR    EXPENSES  DEDUCTIONS    YEAR
-----------                        ---------- ---------- ---------- ----------
Provision for impairment of long-
 lived assets:
  March 31, 1996..................     None    $33,881       None    $33,881
  December 31, 1996...............  $33,881       None    $22,419    $11,462
Valuation for income taxes:
  March 31, 1996..................  $   423    $18,814       None    $19,237
  December 31, 1996...............  $19,237    $ 1,938       None    $21,175

                                 EXHIBIT INDEX

  Exhibits marked with an asterisk are filed herewith, the remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

 EXHIBIT
 NUMBER  EXHIBITS
 ------- --------
   3.1   Amended and Restated Certificate of Incorporation of the Company
          (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K
          for the fiscal year ended March 31, 1996).
   3.2   Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
          March 31, 1996).
  10.1   Form of Indemnification Agreement to be entered into with Officers and
          Directors of the Company (filed as Exhibit 10.1 to the Registrant's
          Annual Report on Form 10-K for the fiscal year ended March 31, 1993, and incorporated herein by reference).
  10.2   Castle Mountain Contract Mining Agreement (filed as Exhibit 10.2 to the Registrant's Form S-1 Registration Statement No. 33-70348 on
          October 14, 1993, and incorporated herein by reference).
  10.3   Castle Mountain Joint Venture Agreement (filed as Exhibit 10.3 to the
          Registrant's Form S-1 Registration Statement No. 33-70348 on October
          14, 1993, and incorporated herein by reference).
  10.4   American Girl Venture Agreement (filed as Exhibit 10.4 to the
          Registrant's Form S-1 Registration Statement No. 33-70348 on October
          14, 1993, and incorporated herein by reference).
  10.5   Oro Cruz Memorandum of Understanding (Memorandum of Agreement), (filed as Exhibit 10.5 to the Registrant's Form S-1 Registration Statement
          No. 33-70348 on October 14, 1993, and incorporated herein by reference).
  10.6   CIBC Credit Facility (filed as Exhibit 10.10 to the Registrant's Form
          S-1 Registration Statement No. 33-70348 on October 14, 1993, and
          incorporated herein by reference).
  10.7   Agreement Not to Compete, Dated December 17, 1993, between the Company and Morrison Knudsen (filed as Exhibit 10.12 to the Registrant's Form
          S-1 Registration Statement No. 33-70348 on October 14, 1993, and
          incorporated herein by reference).
  10.8   Tax Agreement, Dated December 17, 1993, between the Company and
          Morrison Knudsen (filed as Exhibit 10.15 to the Registrant's Form S-1
          Registration Statement No. 33-70348 on October 14, 1993, and
          incorporated herein by reference).
  10.9   Registration Rights Agreement, Dated December 17, 1993, between the
          Company and Morrison Knudsen (filed as Exhibit 10.16 to the
          Registrant's Form S-1 Registration Statement No. 33-70348 on October
          14, 1993, and incorporated herein by reference).
  10.10  Equipment Lease Agreement, Dated December 17, 1993, between the
          Company and Morrison Knudsen (filed as Exhibit 10.17 to the
          Registrant's Form S-1 Registration Statement No. 33-70348 on October
          14, 1993 and incorporated herein by reference).
  10.11  Representative Arrangement with Johnson Mathey & Co. (filed as Exhibit
          10.19 to the Registrant's Form S-1 Registration Statement No. 33-
          70348 on October 14, 1993, and incorporated herein by reference).
  10.12  Benefit Plans (filed as Exhibit 10.23 of Amendment 1 to the
          Registrant's Form S-1 Registration Statement No. 33-70348 on October
          14, 1993, and incorporated herein by reference).(1)
          + Executive Incentive Plan
          + Stock Incentive Plan
          + Stock Option Plan for Non-Employee Directors
  10.13  American Girl Amended and Restated Mining Joint Venture Agreement,
          Dated January 1, 1994 (filed as Exhibit 10.20 to the Registrant's
          Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference).

 EXHIBIT
 NUMBER  EXHIBITS
 ------- --------
  10.14  Heads of Agreement for Exploration and Development in Kyrghyzstan,
          Sweden and Bolivia between Orvana Minerals Corporation and MK Gold
          Company, Dated October 31, 1994 (filed as Exhibit 10.22 to the
          Registrant's Annual Report on Form 10-K for the fiscal year ended
          March 31, 1995 and incorporated herein by reference).
  10.15  Employment Agreements with Mark E. Blakely effective January 1, 1995, and Thomas G. White effective January 1, 1995 (filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference).(1)
  10.16  CIBC Credit Facility Amendment No. 1 to Credit Agreement, Dated June
          30, 1994, between Morrison Knudsen Corporation, MK Gold Company and
          CIBC Inc. (filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and
          incorporated herein by reference).
  10.17  CIBC Credit Facility Amendment No. 2 to Credit Agreement, Dated
          December 30, 1994, between Morrison Knudsen Corporation, MK Gold
          Company and CIBC Inc. (filed as Exhibit 10.27 to the Registrant's
          Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference).
  10.18  Amended and Restated MK Gold Company Executive Incentive Plan, Dated
          January 9, 1995 (filed as Exhibit 10.28 to the Registrant's Annual
          Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference).(1)
  10.19  Confidentiality Agreement, Dated May 4, 1995, between Leucadia
          National Corporation and Morrison Knudsen Corporation regarding the purchase of MK Gold Company common stock (filed as Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
          March 31, 1995 and incorporated herein by reference).
  10.20  Standstill Agreement, Dated May 22, 1995, between Leucadia National
          Corporation and MK Gold Company (filed as Exhibit 10.30 to the
          Registrant's Annual Report on Form 10-K for the fiscal year ended
          March 31, 1995 and incorporated herein by reference).
  10.21  List of additional signers of the Indemnification Agreement submitted under Exhibit 10.1 (filed as Exhibit 10.31 to the Registrant's Annual
          Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).
  10.22  Stock Incentive Plan, as approved and amended by stockholders through
          August 5, 1996.*(1)
  10.23  Amendment No. 1 Stock Option Plan for Non-Employee Directors, approved by shareholders on July 14, 1994 (filed as Exhibit 10.33 to the
          Registrant's Annual Report on Form 10-K for the fiscal year ended
          March 31, 1995 and incorporated herein by reference).(1)
  10.24  Republic National Bank Facility Letter and Metal Options & Master
          Netting Agreement (filed as Exhibit 10.36 to the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).
  23.1   Consent of Deloitte & Touche L.L.P.*
  23.2   Consent of Coopers & Lybrand*
  27     Financial Data Schedule*

--------
*Filed herewith.
(1) Management contracts and compensatory plans and arrangements identified pursuant to Item 14(a)(3) of Form 10-K.