Form 10-Q
period 1997-03-31
MK GOLD CO
filed 1997-05-13
CIK 913586

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997

                                 OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to __________

                        Commission file number 0-23042

                                MK GOLD COMPANY
                                ---------------
            (Exact name of registrant as specified in its charter)

               Delaware                                        82-0487047
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


         60 East South Temple, Suite 2100, Salt Lake City, Utah 84111
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (801) 297-6900
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
     ----     ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On April 28, 1997, there were 19,464,466 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

On January 30, 1997, the Board of Directors elected to change the fiscal year end of the Company from March 31 to December 31. Accordingly, the Company filed a Transition Report on Form 10-K for the nine months ended December 31, 1996 (the "Transition 10-K"). As more fully described in the accompanying notes, the unaudited interim consolidated financial statements contained in this report should be read in conjunction with the Transition 10-K.

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
                                                                       1997          1996
                                                                   (UNAUDITED)    (UNAUDITED)
                                                                   -----------    -----------
Revenue
      Product sales                                                    $5,948       $  6,645
      Mining services                                                   2,936          1,862
                                                                       ------       --------
Total revenue                                                           8,884          8,507

Operating expenses
      Product sales                                                     5,290          8,407
      Mining services                                                   2,604          1,524
                                                                       ------       --------
Total operating expenses                                                7,894          9,931

Gross profit (loss)                                                       990         (1,424)
Exploration and project investigation costs                              (345)          (706)
General and administrative expense                                       (507)        (1,146)
Equity in loss of unconsolidated affiliates                                 -            (58)
Provision for impairment of long-lived assets                               -        (27,935)
                                                                       ------       --------

Income (loss) from operations                                             138        (31,269)
Investment income                                                         177             72
Interest expense                                                          (23)             -
                                                                       ------       --------
Income (loss) before income taxes                                         292        (31,197)

Income tax expense                                                       (117)        (4,202)
                                                                       ------       --------

Net income (loss)                                                      $  175       $(35,399)
                                                                       ======       ========

Net income (loss) per common share                                     $ 0.01       $  (1.82)

Common shares used to compute income (loss) per share              19,464,466     19,397,800

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)



ASSETS                                     MARCH 31,           DECEMBER 31,
                                             1997                  1996
                                          (UNAUDITED)            (AUDITED)
                                          -----------          -----------
Current assets

  Cash and cash equivalents               $17,683                 $13,925

  Gold bullion held for sale                3,668                   5,933

  Receivables                               1,725                   1,014

  Refundable income taxes                     291                   2,346

  Inventories

         Ore and in process                   834                   1,456

         Materials and supplies             1,338                   1,196

Other                                         576                     248
                                          -------                 -------

         Total current assets              26,115                  26,118
                                          -------                 -------

Property, plant and mine development        4,460                   4,526

Deferred income taxes                       1,059                   1,124

Restricted cash                             1,240                   1,210
                                          -------                 -------

TOTAL ASSETS                              $32,874                 $32,978
                                          =======                 =======

                                                                     (CONTINUED)



LIABILITIES AND STOCKHOLDERS' EQUITY                               MARCH 31,           DECEMBER 31,
                                                                     1997                  1996
                                                                  (UNAUDITED)            (AUDITED)
                                                                  -----------          -----------
Current liabilities

  Accounts payable                                                $  2,355              $  2,486

  Current portion of mine closure liabilities                          670                   700

  Other accrued liabilities                                            982                   606
                                                                  --------              --------

     Total current liabilities                                       4,007                 3,792
                                                                  --------              --------

Reclamation liabilities                                              3,193                 3,208

Deferred revenue                                                     4,953                 5,534
                                                                  --------              --------

Total liabilities                                                   12,153                12,534
                                                                  --------              --------

STOCKHOLDERS' EQUITY

Common stock, par value $.01, authorized
40,000,000 shares, issued 19,464,466 at
March 31, 1997 and 19,397,800 at March 31, 1996.                       194                   194

Capital in excess of par value                                      67,320                67,214

Accumulated deficit                                                (46,714)              (46,885)

Deferred compensation                                                  (79)                  (79)
                                                                  --------              --------

Total stockholders' equity                                          20,721                20,444
                                                                  --------              --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 32,874              $ 32,978
                                                                  ========              ========

The accompanying notes are an integral part of the consolidated financial statements.

                                                                     (CONCLUDED)

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(THOUSANDS OF DOLLARS)

                                                                          THREE MONTHS ENDED
                                                                                MARCH 31
                                                                            1997         1996
                                                                        (UNAUDITED)   (UNAUDITED)
                                                                        ----------    -----------
OPERATING ACTIVITIES
Net income (loss)                                                          $   175      $(35,399)
                                                                           -------      --------
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
 Depreciation, depletion and amortization                                      579         1,771
 Deferred taxes                                                                  -         2,524
 Equity in loss of unconsolidated affiliate                                      -            58
 Write-down of investment in unconsolidated affiliate                            -           346
 Provision for impairment of long lived asset                                    -        27,935
 Changes in operating assets and liabilities:
  Gold bullion held for sale                                                 2,265          (519)
  Receivables                                                                 (711)         (692)
  Refundable income taxes                                                    2,055         1,648
  Inventories                                                                  480          (683)
  Other assets                                                                (328)          207
  Restricted cash                                                              (30)          (67)
  Accounts payable and other accrued liabilities                               245          (671)
  Deferred revenue                                                            (581)       (2,544)
  Reclamation liabilities                                                      (45)           70
                                                                           -------      --------
Total adjustments                                                            3,929        29,383
                                                                           -------      --------

Net cash provided (used) by operating activities                             4,104        (6,016)
                                                                           -------      --------

INVESTING ACTIVITIES:
 Additions to property, plant and mine development                            (346)         (483)
 Investment in Jerooy Gold Company                                               -          (470)
 Proceeds from disposition of property, plant and mine development               -         1,094
 Proceeds from sale of securities available for sale                             -         8,689
 Castle Mountain contract lawsuit settlement                                     -         8,925
                                                                           -------      --------
 Net cash provided (used) by investing activities                             (346)       17,755
                                                                           -------      --------

FINANCING ACTIVITIES:
 Increase in cash and cash equivalents                                       3,758        11,739
 Cash and cash equivalents at beginning of period                           13,925         4,194
                                                                           -------      --------
 Cash and cash equivalents at the end of the period                        $17,683      $ 15,933
                                                                           =======      ========

Supplemental disclosures of cash flow information
 Interest paid                                                             $   (23)     $    (38)
 Income taxes paid, net                                                          -             -

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS IN THOUSANDS)


1.  UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

    The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to the fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial statements for the transition period from April 1, 1996 to December 31, 1996, which are included in the Company's Transition Report on Form 10-K for such period (the "Transition 10-K"). The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 1996, was extracted from the audited consolidated financial statements contained in the Transition 10-K and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements. Effective December 31, 1996, the Company changed its fiscal year end from March 31 to December 31.


2.  RECLASSIFICATION

    Certain prior year amounts have been reclassified to conform with the current year's presentation.


3.  MINING JOINT VENTURES

    The Company owns a 25% undivided interest in the Castle Mountain Venture (the "CMV"), which operates a gold mine in San Bernardino County, California. The results for the CMV have been proportionally reflected in the accompanying consolidated financial statements. Any differences between the Company's share of reported sales and income and the amounts shown on these schedules are due to differences in the timing of revenue and expense recognition. The amounts below reflect the balances on the joint venture books and do not reflect the impairment previously recorded by the Company.

CASTLE MOUNTAIN VENTURE

                                         TOTAL VENTURE      MK GOLD'S SHARE
                                      -------------------   ----------------
     Results of Operations
     Three Months Ended March 31          1997       1996     1997      1996
     ---------------------------      --------    -------   ------    ------
     Product sales                    $ 10,420    $13,524   $2,605    $3,381

     Income (loss) before taxes       $ (1,792)   $ 1,211   $ (448)   $  303

     The Company owns a 53% interest in the American Girl Mining Joint Venture (the "AGMJV") which, prior to September 1996, operated a gold mine in Imperial County, California. After an extensive review of the operations at the AGMJV, the Company determined that continued operation at the AGMJV could not be economically justified. On September 5, 1996, the Company announced the suspension of operations at the AGMJV and subsequently began mine closure and reclamation operations. Mine closure and reclamation activities continued during the three months ended March 31, 1997.

4.   ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 simplifies the approach for computing earnings per share previously found in Accounting Principles Board Opinion ("APB") Opinion No. 15. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

     SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The computation of basic EPS under SFAS No. 128 would have resulted in net income per common share of $.01 for the quarter ended March 31, 1997. Diluted EPS would not have changed from basic EPS for the quarter ended March 31, 1997.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         ----------------------------------------------------------------------
         OF OPERATIONS
         -------------

The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Transition Report on Form 10-K for the period from April 1, 1996 to December 31, 1996 (the "Transition 10-K").


GENERAL

The Company holds a 53% interest in the American Girl Mining Joint Venture. During the year ended December 31, 1996, the AGMJV continued to experience high mining costs. The Company reviewed several alternative operating and shut-down strategies and determined that no practical mining and processing method could be developed that would justify continued operations. On September 5, 1996, the Company announced that it was suspending operations at the AGMJV.

As part of the suspension plan, the Company and its joint venture partner, Hecla Mining Company, agreed to a modified program and budget for the remainder of 1996 which called for a suspension of full scale open pit and underground mining effective mid-September, 1996. Crushing and milling operations ceased in mid-October. Reclamation activities of the surface and underground operations began in mid-September. It is expected that mine reclamation will be completed by the end of 1999. The Company's share of the expected costs associated with the closure was recorded in 1996.

In 1996, the Company reported serious problems at each of the Company's operations and projects. The Company reported an impairment of assets of $28 million for the quarter ended March 31, 1996. This impairment of assets is discussed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and in the Transition 10-K.

RESULTS OF OPERATIONS

GOLD PRODUCTION: The Company's attributable share of gold production for the three months ended March 31, 1997, was 9,224 ounces compared to 15,924 ounces for the three months ended March 31, 1996. This represents a 42% decrease in production totaling 6,700 ounces.

Production at the Castle Mountain Mine decreased 15% to 7,370 ounces for the three months ended March 31, 1997, compared to 8,645 ounces for the same period in 1996. The decrease in production is attributable to the lower ore grade experienced in the Oro Belle, Hart Tunnel and Jumbo ("OBHT") pits compared to the higher grade ore from the Leslie Ann and Jumbo South pits processed during the quarter ended March 31, 1996. During the first quarter of 1997, the CMV processed stockpiled high grade material which partially offset the impact of the lower grade ore in the new OBHT pits.

The Company's share of gold production at the AGMJV decreased 5,426 ounces to 1,853 ounces for the three months ended March 31, 1997, compared to 7,279 ounces for the same period in 1996. As described above, the Company is conducting closure and reclamation operations at the AGMJV. Gold production for the three months ended March 31, 1997, resulted from the continued leaching of the existing leach pads.

Product sales revenue for the three month period ended March 31, 1997, was $5.9 million compared to $6.6 million for the same period in 1996. Product sales revenue for the 1997 period includes the recognition of $.2 million of deferred revenue associated with hedging activity. During the three months ended March 31, 1997, 3,600 ounces of gold were sold under forward sales contracts and 11,000 ounces were sold on the spot market. 7,500 ounces of gold were sold under forward sales contracts during the first quarter of 1997. Revenue has been negatively impacted by the decline in gold prices compared to the first quarter of 1996. Spot gold prices have declined approximately 10% compared to the same period for 1996.

Mining service revenue for the three months ended March 31, 1997, increased 53% to $2.9 million compared to $1.9 million for the three months ended March 31, 1996. During the three months ended March 31, 1996, contract mining operations were transitioning from the low volume Leslie Ann pit to the new OBHT pits. Production volumes during that period were significantly below current monthly volumes.

HEDGING ACTIVITY: For the three month period ended December 31, 1996, the average gold price realized was $362 per ounce compared to an average spot price of $358. For the nine months remaining in 1997, the Company has sold forward 6,000 ounces at an average price of $392 per ounce and sold call options on 5,000 ounces at an average price of $365 per ounce. The Company has the ability to extend forward and option positions into the future.

GROSS PROFIT: Gross profit from product sales was $.7 million for the first quarter of 1997, compared to a loss of $1.8 million for the same period in 1996. The impact of decreasing gold prices has been offset by reduced operating costs due to the suspension of mining operations at the AGMJV. Mining costs at the CMV have increased slightly as a result of reduced ore grade in the OBHT pits compared to the Leslie Ann Pit.

Gross profit from contract mining operations for the three months ended March 31, 1997, is comparable to the results for the same period in 1996. Increased revenues from higher volumes have been offset by increased operating costs.

EXPLORATION COSTS: Exploration costs for the quarter ended March 31, 1997 were $.3 million, a decrease of 51% compared to $.7 million for the same period in 1996. During the three months ended March 31, 1996, the Company incurred significant expenditures associated with ARLO Resources, Ltd ("ARLO") and its exploration efforts in Panama. In September 1996, the Company sold its interest in ARLO. The Company has active exploration programs in Nevada and Brazil. The Company is examining other potential mining opportunities in North and South America.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses decreased 56% to $.5 million for the three month period ended March 31, 1997, compared to $1.1 million for the same period during 1996. The reduction in expenses is due to cost reduction efforts undertaken in 1996 and a reduction in legal expenses.

Legal expenses were higher during the three months ended March 31, 1996, as a result of legal expenses associated with a lawsuit involving Viceroy Gold Company and contract mining operations at the Castle Mountain Venture.

INTEREST EXPENSE: Interest expense, consisting of loan commitment fees, was $23,000 for the three month period ended March 31, 1997. The Company maintains a credit facility, but did not utilize it during the first quarter.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are its available resources of cash and cash equivalents, a $20 million credit facility and cash generated from mining operations and contract mining services.

At March 31, 1997, the Company had cash and cash equivalents of $17.7 million and gold bullion of $3.7 million representing an increase in cash and cash equivalents, and gold bullion of $1.5 million from December 31, 1996.

Net cash provided by operating activities was $4.1 million for the three months ended March 31, 1997, compared to net cash used by operating activities of $6 million for the same period in 1996.

During the quarter ended March 31, 1997, the Company received $2.1 million of income tax refunds relating to the tax loss reported for the year ended March 31, 1996.

Additions to property, plant and mine development totaled $.3 million for the three months ended March 31, 1997, compared to $.5 million for the same period in 1996. For all periods presented, additions to property, plant and mine development equipment consisted of (i) mine development expenditures; (ii) construction expenditures for buildings, machinery, plant and equipment; and
(iii) expenditures for mobile mining service equipment. Additions for the quarter ended March 31, 1996 also included expenses relating to the Jerooy project and Arlo Resources, Ltd.

Upon completion of production at a mine, the Company must make expenditures for reclamation and closure of the mine. The Company provides for future reclamation and mine closure liabilities on a units-of-production basis. At March 31, 1997, $3.9 million were accrued for such costs. In addition to the accruals, the Company and its joint venture partner are depositing cash in separate funds to cover future reclamation costs at the CMV properties.

The Company reviews the adequacy of its reclamation and mine closure liabilities in light of current laws and regulations and adjusts it liabilities as necessary.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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

                                       MK GOLD COMPANY



                                       /s/ John C. Farmer
                                       ---------------------------------------
                                       JOHN C. FARMER
                                       Controller, Treasurer and Secretary
                                       (Authorized Signatory and
                                       Principal Financial and Accounting
                                       Officer)



Date:  May 12, 1997

                                 INDEX TO EXHIBITS

Exhibits

27        Financial Data Schedule.