Form 10-Q
period 1997-06-30
MK GOLD CO
filed 1997-08-12
CIK 913586

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

                                 OR

    [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to __________


                        Commission file number 0-23042


                                MK GOLD COMPANY
            ------------------------------------------------------
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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 8, 1997, there were 19,464,466 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

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

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30                        JUNE 30
                                                             (UNAUDITED)                    (UNAUDITED)
                                                         1997          1996               1997        1996
                                                      -------------------------      --------------------------
Revenue
     Product sales                                    $    3,163     $      628      $    8,813      $    7,273
     Mining services                                       2,905          2,792           6,139           4,654
                                                      ----------     ----------      ----------      ----------
Total revenue                                              6,068          3,420          14,952          11,927

Costs and operating expenses
     Product sales                                         3,036          2,544           8,326          10,951
     Mining services                                       2,467          2,254           5,071           3,778
                                                      ----------     ----------      ----------      ----------
Total costs and operating expenses                         5,503          4,798          13,397          14,729

Gross profit (loss)                                          565         (1,378)          1,555          (2,802)

Exploration and project investigation costs                 (481)          (391)           (826)         (1,097)
General and administrative  expenses                        (428)          (547)           (935)         (1,693)
Provision for impairment of long lived assets                  -              -               -         (27,935)
Equity in loss of unconsolidated affiliate                     -              -               -             (58)
                                                      ----------     ----------      ----------      ----------
Loss from operations                                        (344)        (2,316)           (206)        (33,585)

Investment income                                            302            182             479             254
Interest expense                                             (47)           (32)            (70)            (32)
                                                      ----------     ----------      ----------      ----------
Income (loss) before income taxes                            (89)        (2,166)            203         (33,363)

Income tax benefit (expense)                                  36            436             (81)         (3,766)
                                                      ----------     ----------      ----------      ----------

Net income (loss)                                     $      (53)    $   (1,730)     $      122      $  (37,129)
                                                      ==========     ==========      ==========      ==========

Net income (loss) per common share                    $    (0.00)    $     (.09)     $      .01      $    (1.91)

Common shares used to compute loss per share          19,464,466     19,397,800      19,464,466      19,397,800

The accompanying notes are an integral part of the financial statements.

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

                                                      JUNE 30,     DECEMBER 31,
                                                        1997          1996
                                                    (UNAUDITED)     (AUDITED)
                                                    -----------    ------------
ASSETS

Current assets

 Cash and cash equivalents                            $18,003        $13,925

 Gold bullion held for sale                             3,764          5,933

 Receivables                                            2,014          1,014

 Refundable income taxes                                    -          2,346

 Inventories

    Ore and in process                                    922          1,456

    Materials and supplies                                554          1,196

 Other                                                    334            248
                                                      -------        -------

    Total current assets                               25,591         26,118
                                                      -------        -------

Property, plant and mine development, net               4,588          4,526

Deferred income taxes                                   1,094          1,124

Restricted cash                                         1,250          1,210
                                                      -------        -------
TOTAL ASSETS                                          $32,523        $32,978
                                                      =======        =======

                                                                     (CONTINUED)

                                                      JUNE 30,     DECEMBER 31,
                                                        1997          1996
                                                    (UNAUDITED)     (AUDITED)
                                                    -----------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

 Accounts payable                                    $  1,518       $  2,486

 Current portion of mine closure liabilities              650            700

 Other accrued liabilities                                959            606
                                                     --------       --------

    Total current liabilities                           3,127          3,792
                                                     --------       --------

Mine closure and reclamation liabilities                4,073          3,208

Deferred revenue                                        4,655          5,534
                                                     --------       --------

Total liabilities                                      11,855         12,534
                                                     --------       --------

STOCKHOLDERS' EQUITY

Common stock, par value $.01, authorized
40,000,000 shares, issued 19,464,466 at
June 30, 1997 and 19,397,800 at
December 31, 1996.                                        195            194

Capital in excess of par value                         67,319         67,214

Accumulated deficit                                   (46,767)       (46,885)

Deferred compensation                                     (79)           (79)
                                                     --------       --------

Total stockholders' equity                             20,668         20,444
                                                     --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 32,523       $ 32,978
                                                     ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                                                                     (CONCLUDED)

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(THOUSANDS OF DOLLARS)

                                                            SIX MONTHS ENDED
                                                                 JUNE 30
                                                            1997        1996
                                                         (UNAUDITED) (UNAUDITED)
                                                         ----------- -----------
OPERATING ACTIVITIES
Net income (loss)                                          $   122     $(37,129)
                                                           -------     --------

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

 Depreciation, depletion and amortization                    1,172        3,151
 Receivable from sale of assets                               (918)           -
 Deferred taxes                                                 30        2,524
 Equity in loss of unconsolidated affiliate                      -           58
 Write-down of investment in unconsolidated affiliate            -          346
 Provision for impairment of long lived assets                   -       27,935
 Changes in operating assets and liabilities:
    Gold bullion held for sale                               2,169       (5,179)
    Receivables                                                (82)      (1,127)
    Refundable income taxes                                  2,346          113
    Inventories                                              1,176         (361)
    Other current assets                                       (86)         633
    Restricted cash                                            (40)        (125)
    Deferred revenue                                          (615)        (404)
    Mine closure and reclamation liabilities                  (879)      (3,026)
    Accounts payable and other accrued liabilities             526          162
                                                           -------     --------
Total adjustments                                            4,799       24,700
                                                           -------     --------

Net cash provided (used) by operating activities             4,921      (12,429)
                                                           -------     --------

INVESTING ACTIVITIES:
 Additions to property, plant and equipment                 (1,149)      (1,122)
 Investment in Jerooy Gold Company                               -         (470)
 Proceeds from disposition of property, plant and
  mine development                                             306        1,094
 Proceeds from sale of securities available for sale             -        8,663
 Castle Mountain contract lawsuit settlement                     -        8,925
                                                           -------     --------
 Net cash provided (used) by investing activities             (843)      17,090
                                                           -------     --------

FINANCING ACTIVITIES:
 INCREASE IN CASH AND CASH EQUIVALENTS                       4,078        4,661
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           13,925        4,194
                                                           -------     --------
 CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD        $18,003     $  8,855
                                                           =======     ========

Supplemental disclosures of cash flow information
 Interest paid                                             $    23     $     64
 Income taxes paid                                               -        1,100


The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS IN THOUSANDS)

1.  UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

    The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to the fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial statements for the transition period from April 1, 1996 to December 31, 1996, which are included in the Company's Transition Report on Form 10-K for such period (the "Transition 10-K"). The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 1996, was extracted from the audited consolidated financial statements contained in the Transition 10-K and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements. Effective December 31, 1996, the Company changed its fiscal year end from March 31 to December 31.

2.  RECLASSIFICATION

    Certain prior period amounts have been reclassified to conform with the current period's presentation.

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

CASTLE MOUNTAIN VENTURE

                                   Total Venture        MK GOLD'S SHARE
                                   -------------        ---------------
     Results of Operations
     Six Months Ended June 30      1997       1996       1997      1996
     ------------------------    -------    -------    -------    ------
     Product sales               $21,404    $25,804    $ 5,351    $6,451

     Income (loss) before taxes  $(4,310)   $   431    $(1,078)   $  108

     The Company owns a 53% interest in the American Girl Mining Joint Venture (the "AGMJV") which, prior to September 1996, operated a gold mine in Imperial County, California. After an extensive review of the operations at the AGMJV, the Company determined that continued operation at the AGMJV could not be economically justified. On September 5, 1996, the Company announced the suspension of operations at the AGMJV. Subsequent to the announcement, the Company has been actively conducting mine closure and reclamation operations. During the second quarter of 1997, the Company sold a substantial portion of the AGMJV's capital equipment.



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

     SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The computation of basic EPS under SFAS No. 128 would have resulted in a net loss per common share of less than $.01 and net income per common share of less than $.01 for the three and six month periods ended June 30, 1997, respectively. Diluted EPS would not have changed from basic EPS for the three and six month periods ended June 30, 1997.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company does not expect the impact of SFAS No. 131 to be material in relation to its financial statements.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company does not expect the impact of SFAS No. 130 to be material in relation to its financial statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------   ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

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

As part of the suspension plan at the AGMJV, the Company and its joint venture partner, Hecla Mining Company, agreed to a modified program and budget for the remainder of 1996 which called for a suspension of full scale open pit and underground mining effective mid-September, 1996. Crushing and milling operations ceased in mid-October. Reclamation activities of the surface and underground operations began in mid-September. It is expected that mine reclamation will be completed by the end of 1999. The Company's share of the expected costs associated with the closure was recorded in 1996.

In 1996, the Company reported serious problems at each of the Company's operations and projects. The Company reported an impairment of assets of $28 million for the quarter ended March 31, 1996. This impairment of assets is discussed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and in the Transition 10-K.

RESULTS OF OPERATIONS

GOLD PRODUCTION: The Company's attributable share of gold production for the three and six month periods ended June 30, 1997, was 8,986 ounces and 18,039 ounces, respectively, compared to 13,764 ounces and 29,688 ounces for the three and six month periods ended June 30, 1996. This represents a decrease in production of 26% for the three month period and 20% for the six month period, compared to the same periods in 1996.

The Company's share of gold production at the CMV increased 115 ounces to 7,712 ounces for the three months ended June 30, 1997 and decreased 1,336 ounces to 14,906 ounces for the six months ended June 30, 1997. The decrease in production for the six months ended June 30, 1997 is attributable to the lower grade ore experienced in the Oro Belle, Hart Tunnel and Jumbo ("OBHT") pits compared to the higher grade Leslie Ann and Jumbo South pits processed during the three months ended March 31, 1996. During the first six months of 1997, the CMV processed stockpiled high grade material which partially offset the lower ore grade in the new OBHT pits.

Gold production at the AGMJV significantly declined because mining operations at the AGMJV were suspended in 1996. During 1997, the Company has continued to leach existing leach pads which has resulted in limited gold production.

REVENUE: Product sales for the three and six months ended June 30, 1997 increased $2.5 million and $1.5 million, respectively, compared to the same periods in 1996. In 1996, gold production was temporarily held in inventory and was subsequently sold in July of 1996. During the six months ended June 30, 1997, 9,600 ounces were sold under forward sales contracts at an average price of $399 per ounce. An additional 13,000 ounces were sold on the spot market. Declining gold prices have had a negative impact on gold revenues. Spot gold prices have declined approximately 12% compared to the first six months of 1996. Product sales revenue also includes $.1 million and $.3 million in deferred revenue associated with hedging activity for the three and six month periods ended June 30, 1997, respectively.

Mining service revenue for the three and six month periods ended June 30, 1997 increased $.1 million and $1.5 million, respectively, compared to the same periods in 1996. During the six months ended June 30, 1996, contract mining operations were transitioning from the low volume Leslie Ann pit to the new OBHT pits. Production volumes during that period were significantly below current monthly volumes.

HEDGING: For the six month period ended June 30, 1997, the average gold price realized was $368 per ounce compared to an average spot price of $347. For the remainder of 1997, the Company has sold call options on 5,000 ounces at $365 per ounce.

GROSS PROFIT: Gross profit from product sales was $.1 million and $.5 million for the three and six month periods ended June 30, 1997, respectively, compared to ($1.9 million) and ($3.7 million) for the same periods in 1996. The impact of falling gold prices and lower grades was partially offset by the processing of the high grade stockpile and reduced mining costs.

Gross profit from contract mining operations for the three and six month periods ended June 30, 1997 was comparable to the results for the same periods in 1996. Increased revenues from higher production levels have been offset by increased operating costs associated with such higher production levels.

EXPLORATION COSTS: Exploration and project investigation costs were $.5 million and $.8 million for the three and six month periods ended June 30, 1997, respectively. These expenditures represent a 23% increase and a 25% decrease compared to the same periods in 1996. During 1997, the Company has been increasing its expenditures for exploration activity in many areas, including Nevada and Brazil. During the three months ended March 31, 1996, the Company incurred significant expenditures associated with Arlo Resources, Ltd. ("ARLO") and its exploration efforts in Panama. In September 1996, the Company sold its investment in ARLO. During the second quarter, the Company also examined properties in Mexico, Bolivia, Peru and the western United States. No acquisitions were made during the six months ended June 30, 1997.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses decreased to $.4 million and $.9 million for the three and six month periods ended June 30, 1997, respectively. This represents a decrease of 22% and 45% compared to the same periods in 1996. The decrease was the result of cost reduction efforts undertaken and reduced legal expenses. Legal expenses were higher during the three months ended March 31, 1996, as a result of expenses associated with a lawsuit involving Viceroy Gold Company and contract mining operations at the CMV.

INTEREST EXPENSE: Interest expense, primarily consisting of loan commitment fees, was $47,000 and $70,000 for the three and six month periods ended June 30, 1997, respectively. The Company maintains a credit facility, but did not utilize it during the first half of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are its available resources of cash and cash equivalents, a $20 million credit facility and cash generated from mining operations and contract mining services.

At June 30, 1997, the Company had cash and cash equivalents of $18 million and gold bullion of $3.8 million representing an increase in cash and cash equivalents and gold bullion of $1.9 million from December 31, 1996.

Net cash provided by operating activities was $4.9 million for the six months ended June 30, 1997, compared to net cash used by operating activities of $12.4 million for the same period in 1996.

During the quarter ended March 31, 1997, the Company received $2.1 million of income tax refunds relating to the tax loss reported for the fiscal year ended March 31, 1996.

Additions to property, plant and mine development totaled $1.1 million for the six months ended June 30, 1997, compared to $1.6 million for the same period in 1996. For all periods presented, additions to property, plant and mine development equipment consisted of (i) mine development expenditures; (ii) construction expenditures for buildings, machinery, plant and equipment; and
(iii) expenditures for mobile mining service equipment. Additions for the six months ended June 30, 1996 also included expenses relating to the Jerooy project and Arlo Resources, Ltd.

Upon completion of production at a mine, the Company must make expenditures for reclamation and closure of the mine. The Company provides for future reclamation and mine closure liabilities on a units-of-production basis. At June 30, 1997, $4.7 million was accrued for such costs. In addition to the accruals, the Company and its joint venture partner are depositing cash in separate funds to cover future reclamation costs at the CMV properties. The Company reviews the adequacy of its reclamation and mine closure liabilities in light of current laws and regulations and adjusts its liabilities as necessary.

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

On June 26, 1997, the Company held its annual meeting of stockholders in Salt Lake City Utah. The only item of consideration was the election of two directors with the votes tabulated as follows: Robert V. Hansberger received 18,506,626 shares voting in favor and 79,792 shares were withheld; Robert S. Shriver received 18,505,626 shares voting in favor and 80,792 shares were withheld. Five directors who were not up for re-election continue to serve as directors of the company: Ian M. Cumming, Gordon J. Humphrey, G. Frank Joklik, James P. Miscoll and Joseph S. Steinberg.

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



Date:  August 11, 1997

                               INDEX TO EXHIBITS



Exhibits

27        Financial Data Schedule.