Form 10-Q
period 1997-09-30
MK GOLD CO
filed 1997-11-13
CIK 913586

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1997

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


         60 East South Temple, Suite 2100, Salt Lake City, Utah 84111
         ------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (801) 297-6900
       -----------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
       -----------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
     ---      ---



                     APPLICABLE ONLY TO CORPORATE ISSUERS:


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 7, 1997, there were 19,464,466 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

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

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

                                                                         Three Months Ended             Nine Months Ended
                                                                             September 30                  September 30
                                                                             (Unaudited)                   (Unaudited)
                                                                        1997           1996             1997          1996
                                                                   ------------    -------------   ------------   -----------
Revenue
     Product sales                                                 $     1,433     $      7,488    $    10,246    $    14,761
     Mining services                                                     3,179            2,858          9,318          7,512
                                                                   -----------     ------------    -----------    -----------
Total revenue                                                            4,612           10,346         19,564         22,273

Costs and operating expenses
     Product sales                                                       1,766            7,833         10,092         18,784
     Mining services                                                     2,521            2,035          7,592          5,813
                                                                   -----------     ------------    -----------    -----------
Total costs and operating expenses                                       4,287            9,868         17,684         24,597

Gross profit (loss)                                                        325              478          1,880         (2,324)

Exploration and project investigation costs                               (715)            (580)        (1,541)        (1,677)
General and administrative expenses                                       (347)            (690)        (1,282)        (2,383)
Provision for impairment of long lived assets                                -                -              -        (27,935)
Provision for Closure and Reclamation of American
   Girl Joint Venture Operations and Properties                              -           (2,100)             -         (2,100)
Equity in loss of unconsolidated affiliate                                   -                -              -            (58)
                                                                   -----------     ------------    ------------   -----------
Loss from operations                                                      (737)          (2,892)          (943)       (36,477)

Investment income                                                          247              189            726            443
Interest expense                                                           (34)             (23)          (104)           (55)
                                                                   -----------     ------------    ------------   -----------
Loss before income taxes                                                  (524)          (2,726)          (321)       (36,089)

Income tax benefit (expense)                                                10             (290)           (71)        (4,056)
                                                                   -----------     ------------    -----------    -----------

Net loss                                                           $      (514)     $    (3,016)   $      (392)   $   (40,145)
                                                                   ===========      ===========    ===========    ===========

Net loss per common share                                          $     (0.03)     $     (0.16)   $     (0.02)   $     (2.07)

Common shares used to compute loss per share                        19,464,466       19,397,800     19,464,466     19,397,800


The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)


                                                  September 30,     December 31,
                                                      1997             1996
                                                   (Unaudited)       (Audited)
                                                   -----------       ---------

ASSETS
Current assets
  Cash and cash equivalents                           $16,086          $13,925
  Gold bullion held for sale                            5,311            5,933
  Receivables                                           1,729            1,014
  Other Receivables                                       918                -
  Refundable income taxes                                   -            2,346
  Inventories
     Ore and in process                                   791            1,456
     Materials and supplies                               428            1,196
  Other                                                   381              248
                                                      -------          -------
     Total current assets                              25,644           26,118
                                                      -------          -------

Property, plant and mine development, net               4,042            4,526
Deferred income taxes                                   1,114            1,124
Restricted cash                                         1,260            1,210
                                                      -------          -------
TOTAL ASSETS                                          $32,060          $32,978
                                                      =======          =======




                                                            (continued)


LIABILITIES AND STOCKHOLDERS' EQUITY
                                             September 30,    December 31,
                                                 1997            1996
                                              (Unaudited)      (Audited)
                                             ------------     -----------
Current liabilities
 Accounts payable                              $  1,645        $  2,486
 Current portion of mine closure liabilities        650             700
 Other accrued liabilities                        1,294             606
                                               --------        --------
  Total current liabilities                       3,589           3,792
                                               --------        --------
Mine closure and reclamation liabilities          3,959           3,208
Deferred revenue                                  4,358           5,534
                                               --------        --------
Total liabilities                                11,906          12,534
                                               --------        --------

STOCKHOLDERS' EQUITY

Common stock, par value $.01, authorized
  40,000,000 shares, issued 19,464,466 at
  September 30, 1997 and 19,397,800 at
  December 31, 1996.                                195             194
Capital in excess of par value                   67,319          67,214
Accumulated deficit                             (47,281)        (46,885)
Deferred compensation                               (79)            (79)
                                               --------        --------
Total stockholders' equity                       20,154          20,444
                                               --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 32,060        $ 32,978
                                               ========        ========

The accompanying notes are an integral part of the consolidated financial statements.



                                                                     (concluded)

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(THOUSANDS OF DOLLARS)

                                                                        Nine Months Ended
                                                                           September 30
                                                                        1997         1996
                                                                     (Unaudited)  (Unaudited)
                                                                     -----------  -----------
OPERATING ACTIVITIES:
Net income (loss)                                                       $  (392)   $(40,145)
                                                                        -------    --------
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
 Depreciation, depletion and amortization                                 1,857       4,115
 Gain on sale of assets                                                  (1,244)          -
 Deferred taxes                                                              10       3,003
 Equity in loss of unconsolidated affiliate                                   -          58
 Write-down of investment in unconsolidated affiliate                         -         346
 Provision for impairment of long lived assets                                -      27,935
 Changes in operating assets and liabilities:
                     Gold bullion held for sale                             622      (3,499)
                     Trade Receivables                                     (712)       (106)
                     Refundable income taxes                              2,346         731
                     Inventories                                          1,433          30
                     Other assets                                          (133)        206
                     Restricted cash                                        (50)       (192)
                     Income taxes payable                                     -        (808)
                     Deferred revenue                                    (1,177)     (3,674)
                     Mine closure and reclamation liabilities               701       2,399
                     Accounts payable and other accrued liabilities        (240)       (388)
                                                                        -------    --------
Total adjustments                                                         3,413      30,156
                                                                        -------    --------
Net cash provided (used) by operating activities                          3,021      (9,989)
                                                                        -------    --------

INVESTING ACTIVITIES:
 Additions to property, plant and equipment, net                         (1,242)     (1,636)
 Investment in Jerooy Gold Company                                            -        (470)
 Proceeds from disposition of property plant and equipment                  382       1,101
 Proceeds from sale of unconsolidated subsidiaries                            -       1,196
 Proceeds from sale of securities available for sale                          -       8,642
 Castle Mountain contract lawsuit settlement                                  -       8,925
                                                                        -------    --------
 Net cash provided (used) by investing activities                          (860)     17,758
                                                                        -------    --------

 INCREASE IN CASH AND CASH EQUIVALENTS                                    2,161       7,769
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        13,925       4,194
                                                                        -------    --------
 CASH AND CASH EQUIVALENTS AT THE END OF THE  PERIOD                    $16,086    $ 11,963
                                                                        =======    ========

Supplemental disclosures of cash flow information:
 Interest paid                                                          $   104    $     93
 Income taxes paid, net                                                       -       1,100


The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS IN THOUSANDS)



1.  UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

    The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to the fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements for the transition period from April 1, 1996 to December 31, 1996, which are included in the Company's Transition Report on Form 10-K for such period (the "Transition 10-K"). The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 1996, was extracted from the audited consolidated financial statements contained in the Transition 10-K and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements. Effective December 31, 1996, the Company changed its fiscal year end from March 31 to December 31.


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


CASTLE MOUNTAIN VENTURE

                                      Total Venture     MK GOLD'S SHARE
                                      -------------     ---------------

    Results of Operations
    Nine Months Ended September 30    1997      1996    1997      1996
    ------------------------------  -------   -------  -------   ------

    Product sales                   $32,134   $37,752  $ 8,034   $9,438

    Loss before taxes               $(7,518)  $  (583) $(1,880)  $ (146)

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

    SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The computation of basic EPS under SFAS No. 128 would have resulted in a net loss per common share of less than $.03 and net loss per common share of $.02 for the three and nine month periods ended September 30, 1997, respectively. Diluted EPS would not have changed from basic EPS for the three and nine month periods ended September 30, 1997.

    In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company does not expect the impact of SFAS No. 131 to be material in relation to its consolidated financial statements.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company does not expect the impact of SFAS No. 130 to be material in relation to its consolidated financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------     -----------------------------------------------------------------
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

As part of the suspension plan at the AGMJV, the Company and its joint venture partner, Hecla Mining Company, agreed to a modified program and budget for the remainder of 1996 which called for a suspension of full scale open pit and underground mining effective mid-September, 1996. Crushing and milling operations ceased in mid-October 1996. Reclamation activities of the surface and underground operations began in mid-September 1996. It is expected that mine reclamation will be completed by the end of 1999. The Company's share of the expected costs associated with the closure was recorded in 1996.


RESULTS OF OPERATIONS

GOLD PRODUCTION: The Company's attributable share of gold production for the three and nine month periods ended September 30, 1997, was 9,105 ounces and 27,144 ounces, respectively, compared to 14,161 ounces and 43,849 ounces for the three and nine month periods ended September 30, 1996. This represents a decrease in production of 36% for the three month period and 38% for the nine month period, compared to the same periods in 1996. The decrease in production for the 1997 periods is primarily the result of the suspension of mining operations at the AGMJV.

The Company's share of gold production at the CMV increased 318 ounces to 8,289 ounces for the three months ended September 30, 1997 and decreased 1,018 ounces for the nine months ended September 30, 1997, compared to the same periods in 1996. The decrease in production for the nine months ended September 30, 1997 is attributable to the lower grade ore experienced at the Oro Belle, Hart Tunnel and Jumbo ("OBHT") pits compared to the higher grade Leslie Ann and Jumbo South processed during the three months ended March 31, 1996. During the first nine months of 1997, the CMV processed stockpiled high grade material which partially offset the lower ore grade in the new OBHT pits.

Gold production at the AGMJV significantly declined because mining operations at the AGMJV were suspended in 1996. During 1997, the Company has continued to leach existing leach pads which has resulted in limited gold production.


REVENUE: Product sales for the three and nine months ended September 30, 1997 decreased $6.1 million and $4.5 million, respectively, compared to the same periods in 1996. In 1996, gold production was temporarily held in inventory and was sold in July 1996. During the third quarter of 1997, the Company made relatively few gold sales due to depressed gold prices. Decreased gold production and depressed gold prices had a significant negative effect on product revenue for the three and nine months ended September 30, 1997. During the nine months ended September 30, 1997, 9,600 ounces were sold under forward contracts at an average price of $399 per ounce. An additional 17,000 ounces were sold on the spot market at an average price of $340 per ounce. Spot gold prices have declined 10% since the beginning of 1997. Product sales for the nine months ended September 30, 1997 also included $.3 million in deferred revenue related to hedging activity.

Mining service revenue increased $.3 million and $1.8 million for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. The increased revenue is the result of higher volumes being mined in the OBHT pits.


HEDGING: For the nine month period ended September 30, 1997, the average price realized was $361 per ounce compared to an average spot price of $341 per ounce. For the remainder of 1997, the Company has sold forward 10,000 ounces at an average price of $334 per ounce. For 1998, the Company has sold forward 4,000 ounces at an average price of $338 per ounce and has purchased call options on 10,000 ounces at an average price of $360 per ounce.


GROSS PROFIT: Gross profit (loss) from product sales was $(.3 million) and $(.2 million) for the three and nine months ended September 30, 1997, respectively, compared to $.3 million and $(4 million) for the same periods in 1996. Declining gold prices negatively impacted margins. During the nine months ended September 30, 1996, the Company experienced high operating costs associated with the AGMJV which adversely impacted margins.

Gross profit from contract mining operations for the three and nine month periods ended September 30, 1997 was $.7 million and $1.7 million and is comparable to the same periods in 1996. Increased revenues have been offset by increased operating costs.

EXPLORATION COSTS: Exploration and project investigation costs were $.7 million and 1.5 million for the three and nine month periods ended September 30, 1997, respectively, compared to $.6 million and $1.7 million for the comparable periods in 1996. The Company is actively conducting exploration programs in Nevada and Brazil. During the nine months ended September 30, 1997, the Company also examined properties in Mexico, Chile, Peru, Bolivia, Canada and the western United States.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the three and nine month periods ended September 30, 1997 were $.3 million and $1.3 million, respectively. This represents a decrease of 49% and 46%, respectively, compared to the same periods in 1996. The decrease was the result of decreased legal expenditures and the effectiveness of cost reduction programs started in 1996.


INTEREST EXPENSE: Interest expense, primarily consisting of loan commitment fees, was $34,000 and $104,000 for the three and nine month periods ended September 30, 1997, respectively. The Company did not utilize its existing credit facility during the first nine months of 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are its available resources of cash and cash equivalents, a $20 million credit facility and cash generated from mining operations and contract mining services.

At September 30, 1997, the Company had cash and cash equivalents of $16.1 million and gold bullion of $5.3 million representing an increase in cash and cash equivalents and gold bullion of $1.5 million from December 31, 1996.

Net cash provided by operating activities was $3.1 million for the nine months ended September 30, 1997, compared to net cash used by operating activities of $10 million for the same period in 1996.

During the quarter ended March 31, 1997, the Company received $2.3 million of income tax refunds relating to the tax loss reported for the fiscal year ended March 31, 1996.

Additions to property, plant and mine development totaled $1.2 million for the nine months ended September 30, 1997, compared to $2.1 million for the same period in 1996. For all periods presented, additions to property, plant and mine development equipment consisted of (i) mine development expenditures; (ii) construction expenditures for buildings, machinery, plant and equipment; and
(iii) expenditures for mobile mining service equipment. Additions for the nine months ended September 30, 1996 also included expenses relating to the Jerooy project and Arlo Resources, Ltd.

Upon completion of production at a mine, the Company must make expenditures for reclamation and closure of the mine. The Company provides for future reclamation and mine closure liabilities on a units-of-production basis. At September 30, 1997, $4.6 million was accrued for such costs. In addition to the accruals, the Company and its joint venture partner are depositing cash in separate funds to cover future reclamation costs at the CMV properties. The Company reviews the adequacy of its reclamation and mine closure liabilities in light of current laws and regulations and adjusts its liabilities as necessary.

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.     LEGAL PROCEEDINGS
------      -----------------

     As reported by the Company in its Transition Report on Form 10-K for the nine months ended December 31, 1996, the Company has filed a complaint against Morrison Knudsen Corporation ("MK") seeking a declaration that MK's agreement not to compete with the Company is valid, binding and enforceable. On November 3, 1997, MK filed an answer and counterclaim in this action. In its counterclaim, MK asserts a claim for reformation of the agreement not to compete on the grounds that the agreement is not reasonable so as to protect a legitimate interest of the Company. MK's counterclaim also alleges that the Company breached a tax matters agreement between MK and the Company and that MK is entitled to damages in the amount of $296,843.


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



                               MK GOLD COMPANY



                                    /s/ John C. Farmer
                               ------------------------------------------
                               JOHN C. FARMER
                               Controller, Treasurer and Secretary
                               (Authorized Signatory and
                               Principal Accounting Officer)



Date:  November 12, 1997

                                 INDEX TO EXHIBITS



Exhibits



27        Financial Data Schedule.