Form 10-K405
period 1997-12-31
MK GOLD CO
filed 1998-03-26
CIK 913586

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                              -------------------


                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1997
                                   OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____ to ____


                          Commission File No. 0-23042


                                MK GOLD COMPANY
              (Exact name of registrant as specified in charter)



           Delaware                                               82-0487047
-------------------------------                              -------------------
(State or other jurisdiction of                              (I. R. S. Employer
incorporation or organization)                               Identification No.)

                       60 East South Temple, Suite 2100
                          Salt Lake City, Utah 84111
                                (801) 297-6900
         (Address of principal executive offices and telephone number)

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No ___
   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 18, 1997, the aggregate market value of the Registrant's voting common stock held by nonaffiliates of the Registrant based upon the last sale price reported for such date on the NASDAQ National Market System was approximately $10,998,071.

The number of shares of the Registrant's Common Stock outstanding as of March 18, 1997 was 19,464,466.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the May 22, 1998 Annual Meeting of Stockholders of the Registrant is incorporated by reference into Part III of this Form 10-K.

================================================================================

                                MK GOLD COMPANY
                          ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                    PART I

                                                                                                              PAGE
Items 1. and 2.  Business and Properties                                                                       I-1

Item  3.         Legal Proceedings                                                                             I-5

Item  4.         Submission of Matters to a Vote of Security Holders                                           I-5

Item 10.         Executive Officers of the Registrant                                                          I-5

                                                    PART II

Item  5.         Market for the Registrant's Common Stock and Related Stockholder Matters                     II-1

Item  6.         Selected Financial Data                                                                      II-1

Item  7.         Management's Discussion and Analysis of Financial Condition and Results of Operations        II-3

Item  8.         Financial Statements and Supplementary Data                                                  II-8

Item  9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        II-29

                                                    PART III

Item 10.         Directors and Executive Officers of the Registrant                                          III-1

Item 11.         Executive Compensation                                                                      III-1

Item 12.         Security Ownership of Certain Beneficial Owners and Management                              III-1

Item 13.         Certain Relationships and Related Transactions                                              III-1

                                                    PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K                              IV-1

                 Signatures                                                                                   IV-2

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

     The Company is engaged in the business of mining gold and exploring for and acquiring gold and other metal properties. The Company currently holds a joint venture interest in one producing gold mining project, provides contract mining services to that project, and holds a joint venture interest in a gold project that is currently in the process of closure and reclamation. See Items 1 and 2
- "Business and Properties--Properties and Operations."

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

     On January 30, 1997, the Board of Directors elected to change the fiscal year end of the Company to December 31. In March 1997, the Company filed a Transition Report on Form 10-K for the nine months ended December 31, 1996. Accordingly, references in this report to "transition 1996" refer to the nine month period ended December 31, 1996.

                           SIGNIFICANT DEVELOPMENTS

     During 1997, gold prices suffered a dramatic decline. Beginning of the year spot gold prices were $370 per ounce. Spot gold prices for 1997 closed at $290 per ounce, a decline of 22%. This decline has had significant impact throughout the industry, causing mine closures, reduction of operations at other mines and a reduction of exploration efforts. MK Gold Company reviewed its operations in light of the current gold market conditions and determined that it would not be able to recover its investment in the Castle Mountain Venture. The Company recorded an impairment of $1.8 million relating to its investment in the Castle Mountain Venture.

                           PROPERTIES AND OPERATIONS

     CASTLE MOUNTAIN. The Company holds a 25% interest in the Castle Mountain Venture, a California general partnership (the "CMV"). Viceroy Resource Corp. ("Viceroy") holds the remaining 75% interest in the CMV. The CMV is governed by a management committee composed of two members appointed by the Company and three members appointed by Viceroy. Viceroy serves as the manager of the Castle Mountain Mine which is operated by the CMV.

     The Castle Mountain Mine is located in San Bernardino County, California, approximately 70 miles south of Las Vegas, Nevada. Mining operations at the Castle Mountain Mine commenced in June 1991, followed by commercial production in April 1992. Operations are expected to continue through 2001, with gold production extending into 2002. In 1998, the mining operations are expected to have an average waste to ore ratio of approximately 2.90:1 and are expected to produce approximately 15.9 million tons of ore and waste. Ore is subjected to a combination of milling and heap leaching.

     All surface and mineral rights on all Castle Mountain Mine claims are owned by Viceroy for the benefit of the CMV. The CMV controls a central 4.5 square mile block containing three patented lode claims, four patented placer claims, 191 unpatented lode claims, 35 unpatented placer claims and numerous millsite claims. The CMV also controls a surrounding 50 square mile property block covering the majority of the Castle Mountains.

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

     Contract Mining. Total tons mined at the CMV during 1997 increased to 17.9 million tons from 14.8 million tons in 1996. This increased production was attained by higher fleet utilization, the purchase of two new trucks and the addition of one front-end-loader. The price received by the Company during 1997 was $0.76 per ton while costs amounted to $0.72 per ton. Additionally, the Company recorded $487,000 of net income from non-mining earth work at the CMV during 1997.

     The Company's cost containment efforts at the CMV continued during 1997 and included the use of subcontractors for drilling and blasting, the implementation of an improved maintenance program and the retirement of high cost equipment.

     Although the New CM Agreement calls for the Company to mine 18,200,000 tons in 1998, the Company and Viceroy are evaluating alternative mine budgets which may result in a tonnage decrease.

     CMV Operations. In 1997, MK Gold's 25% share of cash flow from CMV operations, after capital expenditures, was $.8 million. CMV gold production was 122,403 ounces with cash costs at $278 per ounce. The Company's 25% share of production in 1997 was 30,601 ounces as compared to 30,548 for the year ended December 31, 1996.

     Several mining claims controlled by the CMV are subject to production-based net smelter return royalty payments and other royalty payments. Under the terms of the royalty agreements, the CMV is required to make annual rental or advance royalty payments. Royalty payments for the CMV for 1997 totaled $1,024,000, including the Company's attributable share of $256,000.

     Based upon a $300 per ounce gold price, the estimated reserves and stockpiles as of December 31, 1997 at the Castle Mountain Mine contain 479,000 ounces. The Company's attributable share is 119,750 ounces. After recovery losses, but including residual heap leach production, the Company's share will be 93,900 ounces. Cash operating costs are expected to be $370 per ounce in 1998, a 33% increase from 1997. Ore grade processed is expected to drop from
0.038 ounces per ton in 1997 to 0.025 ounces per ton in 1998, a reduction of 44%. Budgets are being reviewed and operating strategies examined to improve 1998's performance. The Company anticipates, beyond 1998, that future operating costs will decrease and ore grades will increase until economic ores are exhausted. Closure and reclamation is expected to begin in 2001 and will take approximately three years.

     The tables below present the reserve and operating data for the Castle Mountain Mine at December 31, 1997.

                         PROVEN AND PROBABLE RESERVES*

     Total ore tons................................................   13,989,000
     Waste to ore ratio............................................       2.15:1
     Average ore grade (oz./ton)...................................        .0342
     Cutoff grade (oz./ton)........................................         .015

     Total contained ounces including stockpiles...................      479,000
     MK Gold share (25%) contained.................................      119,750
     MK Gold share (25%) recoverable...............................       93,900

*Reserves were calculated by Viceroy Resource Corp. Reserves represent mineable and diluted tons and do not reflect losses in the recovery process. The estimates of reserves at December 31, 1997 are based on an assumed gold price of $300 per ounce and include previously mined ore in stockpiles near the primary crusher. The reserves were calculated with cut high grade assay values.
Reserve estimates were determined by use of mapping, drilling, metallurgical testing and other standard evaluation methods generally applied by the mining industry, including computer block modeling.

                                OPERATING DATA
                         (000'S EXCEPT GRADE AND OUNCES)
                                 (100% BASIS)

                                        YEAR ENDED                    NINE MONTHS            YEAR ENDED
                                        DECEMBER 31                ENDED DECEMBER 31          MARCH 31,
                                        -----------                -----------------
                                    1997           1996           1996           1995           1996
                                   ------         ------         ------         ------         ------
Tons mined                         17,864         14,911         12,140          4,083          6,761
Tons ore mined                      3,572          3,673          2,976          2,585          3,263
Ore tons to pad*                    4,103          4,123          3,078          3,207          4,252
Tons to mill                          412            407            297            338            447
Avg. grade crushed (opt)            0.038          0.038          0.038          0.049          0.046
Overall gold recovery                78.5           78.0           74.9           71.6           75.2
Avg. mill head grade (opt)           .138           .122          0.113          0.165          0.160
Mill recovery**                      49.7%          43.3%          42.3%          35.4%          37.8%

OUNCES OF GOLD PRODUCED
Mill**                             28,264         21,427         14,139         19,783         27,026
Leach                              94,139        100,765         73,473         92,749        120,086
Total gold production             122,403        122,192         87,612        112,532        147,112
Ounces of silver produced          51,901         71,088         56,975         34,095         46,085

COST PER OUNCE
Cash cost per ounce               $   278       $    275        $   296       $    197       $    210
Non-cash cost per ounce               104             92             81            158            143
Total cost per ounce              $   382       $    367        $   377       $    355       $    353

______________________

*Includes previously mined ore from stockpiles.
**Based on gold extracted during milling. Does not reflect gold leached from milled material after stacked on pad.

                           AMERICAN GIRL - ORO CRUZ

     The Company holds a 53% interest in the American Girl Mining Joint Venture, a California general partnership (the "AGMJV"). Hecla Mining Company ("Hecla") owns the remaining 47% interest. The AGMJV is governed by a management committee composed of two members appointed by the Company and two members appointed by Hecla. The Company serves as the manager of the AGMJV for a monthly fee of 2% of the cash operating costs and capital expenditures, excluding royalty payments. Management fees paid to the Company totaled approximately $.06 million for 1997.

     Prior to September 1996, the AGMJV operated the American Girl Mine and the Oro Cruz Mine. These adjacent projects are located in Imperial County, California, approximately 15 miles northwest of Yuma, Arizona where the AGMJV controls 10 patented lode claims, 561 unpatented lode claims and 122 unpatented placer claims, covering approximately 10,600 acres (which form a contiguous block of land). Full scale open pit and underground mining at the AGMJV were suspended in September 1996, crushing and milling operations ceased in October 1996 and reclamation activities of the surface and underground operations were initiated. It is expected that full mine reclamation will be completed by the end of 1999.

     The reclamation efforts at AGMJV are ahead of schedule and significantly below budget. Gold recovery from the leach pads has exceeded projections and proceeds from the disposal of idle equipment have been greater than originally estimated. As a result of these positive variances, the Company now expects the total net cost for mine closure and reclamation will be significantly below the amount estimated in the third quarter of 1996. Accordingly, the Company reduced its mine closure and reclamation reserve and recognized $2.3 million of income relating to operations at the AGMJV during the fourth quarter of 1997.

                                  EXPLORATION

     The Company is continuing to search for profitable investment opportunities. During 1997, the Company examined mineral properties in several countries, including Mexico, Chile, Brazil, Argentina, Peru, Bolivia, Canada, United States, and Australia. Since none of these properties met the Company's economic criteria, no acquisitions were made. The Company is actively conducting exploration programs in Nevada and Brazil.

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

                                   EMPLOYEES

     At December 31, 1997 the Company employed 95 people, including 14 in the gold mining segment, 70 in mining services, and 11 at the home office. The Company has made, and barring exploration or acquisition success, it anticipates that it will continue to make reductions in the number of employees of the Company. The Company uses contract professionals to conduct exploration throughout the world.

ITEM 3.  LEGAL PROCEEDINGS

     As previously reported by the Company, the Company has filed a complaint against Morrison Knudsen Corporation ("MK"), seeking a declaration that MK's agreement not to compete with the Company is valid, binding and enforceable. A trial date is currently expected to be scheduled for December 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders during the fourth quarter of 1997.

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Following is a schedule of names and certain information regarding all of the executive officers of the Company, as of March 15, 1998:

Name                     Age    Position
----                     ---    --------
Robert V. Hansberger     77     Chairman of the Board

G. Frank Joklik          69     President and Chief Executive Officer

Donald L. Babinchak      62     Director of Human Resources

James G. Baughman        41     Exploration Manager

John C. Farmer           48     Controller, Treasurer and Secretary

Larry L. Lackey          62     Chief Geologist

Thomas G. White          53     Manager of Operations

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

     Donald L. Babinchak has been Director of Human Resources of the Company since March 25, 1996. Mr. Babinchak was formerly Vice President of Human Resources of Kennecott Corporation. Mr. Babinchak is employed on a part-time basis by the Company.

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

     On August 26, 1997, Mr. Joklik was named President and Chief Executive Officer of the Salt Lake Organizing Committee (the "SLOC") for the 2002 Winter Olympics. The Board of Directors of the Company has considered Mr. Joklik's position with the SLOC and his commitments in connection with the organization of the Winter Olympics. Although Mr. Joklik will be required to devote a significant amount of time to SLOC activities, the Board of Directors believes that Mr. Joklik remains uniquely qualified to serve as Chief Executive Officer of the Company and that it is in the best interests of the Company for Mr. Joklik to continue to serve in that capacity.

                                    PART II

ITEM 5:   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "MKAU".

     The following table sets forth the high and low sales prices for the Company's Common Stock as reported by the NASDAQ National Market System by quarter for the years ended December 31, 1997 and December 31, 1996

          Quarter                                   Year Ended
                         ------------------------------------------
           Ended         December 31, 1997        December 31, 1996
           -----         -----------------        -----------------
                         High          Low        High          Low
                         ----          ---        ----          ---
            3/31        $2.313       $1.375      $3.500       $1.938
            6/30         2.063        1.500       2.500        1.375
            9/30         2.000        1.313       1.938        1.187
           12/31         1.875         .938       2.000        1.250

     As of January 31, 1998, the number of registered holders of the Company's Common Stock was approximately 167 (not including beneficial owners of the Company's Common Stock held in the name of a broker, dealer, bank, voting trustee or other nominee).

     The Company does not intend to pay any cash dividends with respect to its Common Stock in the foreseeable future. The Company did not pay any dividends during 1997 or the two preceding fiscal years.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

                                MKGOLD COMPANY

                       SELECTED FIVE-YEAR FINANCIAL DATA
 (in thousands, except share and ounce amounts, per share and per ounce data)

                                                 Year Ended        Nine Months Ended     Fiscal Year Ended    Qtr. Ended  Year Ended
                                            -------------------   -------------------   -------------------   ----------  ----------
                                            December   December   December   December    March      March      March       December
                                            31, 1997   31, 1996   31, 1996   31, 1995   31, 1996   31, 1995   31, 1994     31, 1993
                                            --------   --------   --------   --------   --------   --------   --------     --------
OPERATING DATA
Revenue:
  Product sales                               16,656     20,929   $ 14,284   $ 19,399   $ 26,044   $ 29,636   $  8,367     $ 25,902
  Mining services                             11,233      8,927      7,065      6,477      8,339      9,436      3,561       15,061
                                            --------   --------   --------   --------   --------   --------   --------     --------

Total revenue                                 27,889     29,856     21,349     25,876     34,383     39,072     11,928       40,963
Gross profit (loss):
  Product sales                                  127     (2,033)      (271)      (277)    (2,039)     2,643        494        1,130
  Mining services                              1,307      1,095        757      1,292      1,630      2,953      1,241        4,895
                                            --------   --------   --------   --------   --------   --------   --------     --------

Total gross profit (loss)                      1,434       (938)       486      1,015       (409)     5,596      1,735        6,025
Exploration costs                             (2,306)    (2,161)    (1,455)    (1,028)    (1,734)    (1,214)      (691)        (485)

General and administrative expenses           (1,650)    (2,829)    (1,683)    (2,655)    (3,801)    (2,656)      (724)      (1,407)

Provision for mine closure and
  reclamation                                  2,330     (2,100)    (2,100)
Equity in loss of unconsolidated                                         -
 affiliates                                                 (58)               (1,480)    (1,538)      (629)

Provision for impairment of long-lived
 assets                                       (1,800)   (27,935)         -     (5,946)   (33,881)
                                            --------   --------   --------   --------   --------   --------   --------     --------

INCOME (LOSS) FROM OPERATIONS               $ (1,992)  $(36,021)  $ (4,752)  $(10,094)  $(41,363)  $  1,097   $    320     $  4,133
                                            ========   ========   ========   ========   ========   ========   ========     ========
NET INCOME (LOSS) PER COMMON SHARE          $   (.05)  $  (2.06)  $  (0.24)  $  (0.41)  $  (2.24)  $   0.04   $   0.02

BALANCE SHEET DATA (At end of period)
Total assets                                $ 29,957   $ 32,978   $ 32,978   $ 67,568   $ 39,206   $ 96,566   $104,273     $103,199
Long-term debt                                  None       None       None       None       None         16     24,320       26,615
Stockholders' equity                          19,552     20,444     20,444     60,364     24,999     68,288     67,521       59,565
OTHER FINANCIAL DATA:
Depreciation, depletion, and amortization:
  Product Sales                                2,403      4,686      3,070      6,130      7,549      8,433      2,017        7,774
  Mining services                                 66        165         83        801      1,133      1,107        370        1,265
Capital expenditures                           1,230      2,147      1,194      7,280      6,717      3,010      1,151        6,025
Payments of long-term debt                         -          -          -     20,024     20,024      7,330      1,354        1,681
Dividends paid to Morrison Knudsen
 Corporation (a)                                                                                                             20,000

OTHER DATA
Gold ounces sold                              42,600     43,800     29,300     48,805     61,525     73,810      21,460      68,523
Gold ounces produced                          34,426     54,294     38,249     46,185     61,881     74,473      19,907      68,582
Gold ounces in inventory, at end of year       7,072     16,282     16,282      6,240      7,418     10,326      11,238      12,715
Average gold price realized (per ounce)     $    351   $    406   $    404   $    397   $    400   $    401   $     390    $    378
Average spot gold price (per ounce)              333        386        385        386        389        383         384         360
Average costs per ounce (b)(c):
  Mine production costs                          270        312        282        289        295        230        240          239
  Royalties                                        8         12         10         17         18         18         20           21
                                            --------   --------   --------   --------   --------   --------   --------     --------
  Production costs                               278        324        292        306        313        248        260          260
  Depreciation, depletion and amortization
                                                 101         86         81        132        122        128        120          111
  Reclamation                                      3          3          4          2          4          2          2            4
                                            --------   --------   --------   --------   --------   --------   --------     --------

Full costs                                  $    382   $    413   $    377   $    440   $    439   $    378    $   382     $    375

     (a) Other than the $20 million special dividend paid to Morrison Knudsen Corporation on September 3, 1993, the company has not paid any dividends in the past five years.
     (b) Production costs include costs and operating expenses for mining, milling, processing, project-site administration and royalties, but exclude exploration costs and interest expense. Full costs include all production costs, plus depreciation, depletion and amortization relating to each operating mine, divided by total ounces of gold produced. Per ounce costs are normalized for fluctuations in waste stripping costs between the actual waste to ore ratio and the mine life average waste to ore ratio. Data on average costs per ounce may not correspond to expense reported in the financial statements in any given year because of the timing and methods of recognizing costs of production. Production costs represent costs incurred in the year in which gold ounces are produced. In contrast, costs of sales are recognized when gold ounces are delivered. Gold ounces delivered in one year may have been produced in that year or may have been drawn from inventory at the beginning of the year. Hence, costs associated with gold ounces sold in one year may be reflective of average production costs in a previous year.
     (c) Average cost per ounce for the nine months ended December 31, 1996 includes only the cost for the Castle Mountain Venture.

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

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1996

                                GOLD PRODUCTION

     The Company's attributable share of gold production decreased 37% to 34,426 ounces in 1997 from 54,294 ounces in 1996. Production at the Castle Mountain Mine increased to 30,601 ounces during 1997, as compared to 30,548 ounces during 1996. The Company's share of gold production from the AGMJV was 3,825 ounces during 1997, as compared to 23,746 ounces during 1996, an 84% decrease, due to the suspension of mining operations during the fourth quarter of 1996.

                                    REVENUE

     Product sales revenue decreased $4.2 million or 20% to $16.7 million for 1997, down from $20.9 million for 1996 as a result of decreased gold production at the Company's mining ventures and reduced gold prices. The average price realized per ounce of gold decreased to $351 during 1997, compared to $406 in 1996. The decrease in gold production is attributable to the mine closure of the AGMJV. Gold production at the AGMJV was the result of continued leaching and rinsing of the leach pads during reclamation and mine activities.

     Revenue derived from mining services is primarily dependent upon the quantities of materials mined during the period. Revenue from mining services increased 26% to $11.2 million in 1997 from $8.9 million in 1996. During the first half of 1996, mining activity was reduced during a contract dispute between the Company and Viceroy. During 1997, production was at levels provided in the New CM Agreement. See Items 1 and 2 - "Business and Properties-- Properties and Operations."

                                HEDGING ACTIVITY

     For 1997, the average gold price realized per ounce for the 42,600 ounces of gold sold was $351 compared to an average spot price of $333 per ounce. During 1997, 19,600 ounces of the total gold sold were delivered under the Company's hedging program at an average price of $366 per ounce. For 1996, the average gold price realized per ounce for the 43,800 ounces of gold sold was $406 compared to an average spot price of $386 per ounce. During 1996, 36,800 ounces of gold were delivered under the hedging program at an average price of $407 per ounce. At December 31, 1997, for the year ended December 31, 1998, the Company had sold forward 4,000 ounces of gold at an average price of $338 per ounce.

                                  GROSS PROFIT

     Gross profit from product sales has been negatively impacted by a 22% decline in gold prices during 1997. Offsetting the impact of reduced gold prices has been an improvement in production costs, the closure of mining operations at the AGMJV, and a reduction in contract mining costs at the CMV. Accordingly, gross profit from product sales increased to $.1 million from a negative $2 million in 1996. As a percent of total product sales, gross profit was .8% in 1997 compared to a negative 9.7% in 1996. The full cost per ounce of gold produced decreased to $382 per ounce in 1997 from $413 per ounce in 1996.

     Gross profit from mining services increased 19% to $1.3 million in 1997 from $1.1 million in 1996. The increase was attributable to higher volumes of material mined. During the first quarter of 1996, mining activity was reduced as a result of a contract dispute. The settlement of the dispute resulted in a New CM Agreement which provided for increased production volumes at a reduced price. As a percentage of mining service revenue gross profit was 11.6% in 1997 compared to 12.3% in 1996.

                               EXPLORATION COSTS

     Exploration costs increased 7% to $2.3 million in 1997 compared to $2.2 million in 1996. In 1997, the Company had exploration programs in Brazil and Nevada which resulted in the acquisition of some properties in Nevada. The Company also examined properties in Canada, Peru, Bolivia, Chile, Australia, and the western United States.

                      GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased 42% to $1.7 million in 1997 from $2.8 million in 1996. During 1996, the Company incurred significant legal expenses associated with its contract dispute with Viceroy. In addition, the Company incurred expenses associated with the relocation of its corporate office to Salt Lake City, Utah. Since its relocation in 1996, the Company has reduced administrative staff.

                      EQUITY IN UNCONSOLIDATED AFFILIATES

     Equity in unconsolidated affiliates represents the Company's investment in Arlo stock. The Company sold its investment in Arlo on September 10, 1996 pursuant to which the Company received approximately $1.2 million. Prior to the sale of Arlo in 1996, the Company's investment in Arlo was written down by $0.4 million to $1.2 million.

                                INTEREST EXPENSE

     Interest expense increased 99% to $.14 million in 1997 from $.07 million in 1996. Interest was primarily the cost of the commitment fee on the Company's standby credit facility.

                                  INCOME TAXES

     During 1997, the Company determined that the ability of the Company to utilize its tax asset was uncertain. As a result it reduced its tax asset to an amount that would more likely than not be realized through future taxable income. Accordingly, the Company's deferred tax asset was reduced by $0.6 million. See Note 9 to the Company's Consolidated Financial Statements.

TRANSITION 1996 COMPARED TO COMPARABLE 1995

                                GOLD PRODUCTION

     The Company's attributable share of gold production decreased 17% to 38,249 ounces in transition 1996 from 46,185 ounces in comparable 1995. Production at the Castle Mountain Mine decreased to 21,765 ounces during transition 1996, as compared to 28,133 ounces during comparable 1995. The Castle Mountain Mine's decreasing ore grade resulted in a 23% decrease in production. The Company's share of gold production from the AGMJV was 16,484 ounces during transition 1996, as compared to 18,052 ounces during comparable 1995. During transition 1996, the Company suspended mining operations at the AGMJV because continued operations could not be justified. As a result, gold production at the AGMJV decreased 9% from comparable 1995.

                                    REVENUE

     Product sales revenue decreased $5.1 million or 26.3% to $14.3 million for transition 1996, down from $19.4 million for Comparable 1995 as a result of decreased gold production at the mines. The average price realized per ounce of gold increased to $404 during transition 1996, compared to $397 in comparable 1995.

     Revenue derived from mining services is primarily dependent upon the quantities of materials mined during the period. Revenue from mining services increased 9.1% to $7.1 million in transition 1996, from $6.5 million in comparable 1995. Quantities mined under the Company's contract mining agreement were up 280% from comparable 1995. The increased volumes partially offset the impact of a reduction in price of 38% compared to comparable 1995. See Items 1 and 2 - "Business and Properties--Properties and Operations."

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

                                  GROSS PROFIT

     Gross profit from product sales for transition 1996 was consistent with the level of gross profit for comparable 1995. The negative impact of reduced production volumes at both mining ventures were offset by reduced production costs. Gross profit for transition 1996 was $(.3) million compared to $(.3) million for comparable 1995. The full cost per ounce of gold produced for transition 1996 was $434 compared to $440 for comparable 1995. The full cost per ounce of gold produced for transition 1996 at the Company's continuing operations (Castle Mountain) was $377. The reduction in the full cost of production for transition 1996 is the result of a decrease in non-cash production costs resulting from the asset impairments recorded in the fiscal year ended March 31, 1996.

     Gross profit from mining services decreased 41% to $.8 million in transition 1996 from $1.3 million in comparable 1995. Under the terms of the New CM Agreement the contract price was reduced to $.74 compared to $1.21 under the Original CM Agreement that was in place in comparable 1995. While the Company reduced its costs per ton and increased contract volumes under the New CM Agreement, these adjustments did not fully offset the negative impact of the unit price reduction during transition 1996.

Mining services gross profit as a percentage of revenues was 11% for transition 1996 compared to 20% for comparable 1995. The reduction in gross margin percent is attributable to the reduction in unit price under the New CM Agreement.

                               EXPLORATION COSTS

     Exploration costs increased 42% to $1.5 million for transition 1996, up from $1.0 million in comparable 1995. During transition 1996, the Company examined mineral properties in Chile, Argentina, Peru, Mexico and Bolivia. Field examinations also were carried out in Tanzania, Spain and Eastern Russia. Since none of these properties met the Company's economic criteria, no acquisitions were made. See Items 1 and 2 - "Business and Properties-Exploration."

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

     At December 31, 1997, the Company had cash and cash equivalents of $18.2 million and gold bullion of $2 million, representing an increase in cash and cash equivalents and gold bullion of $.4 million from December 31, 1996.

     In September 1993, the Company entered into a $20.0 million credit facility (the "Credit Facility") with Canadian Imperial Bank of Commerce ("CIBC"). The Credit Facility was originally guaranteed by MK. In February 1995, CIBC notified the Company that the loan was in default due to MK's default on certain financial covenants contained in MK's guarantee of the Credit Facility. In April 1995, the Company repaid $5 million to CIBC. In connection with the acquisition by Leucadia of MK's 46.4% interest in the Company in June 1995, Leucadia purchased, at par, all of CIBC's interest as lender under the Credit Facility and released MK from its guarantee obligations. During the 1996 fiscal year, the Company repaid all amounts due under the revolving credit facility with Leucadia. In March 1998, the Company renegotiated the Credit Facility and entered into a new credit agreement with Leucadia. Pursuant to the new credit agreement, the Credit Facility will expire on September 15, 2000, unless terminated earlier. The Credit Facility may be terminated by Leucadia on December 15 of any year, provided Leucadia notifies the Company of such termination prior to September 15 of such year.

     Net cash provided (used) by operating activities was $5.0 million for 1997 compared to $(10.3) million for 1996. Although the Company expects that its cash and cash equivalents will be sufficient to cover operating expenses for several years, the cash generated by the Company's operations is not sufficient to cover the Company's projected operating expenses, general and administrative expenses and exploration costs. Accordingly, the Company's cash and cash equivalents are being depleted under current operating conditions. Further, the significant decline in gold prices has had an adverse impact on the amount of cash provided by operating activities. The Company's estimated cash operating costs per ounce of gold produced in 1998 are expected to exceed current gold prices. Therefore, unless gold prices increase or the Company is able to significantly reduce its costs of production, the Company's cash and cash equivalents will be depleted more rapidly than in prior years.

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

     Additions to property, plant and equipment totaled $1.2 million for 1997, $1.2 million for transition 1996 and $6.7 million for the fiscal year ended March 31, 1996. For all periods presented, additions to property, plant and equipment consisted of (i) mine development expenditures; (ii) construction expenditures for buildings, machinery, plant and equipment; and (iii) expenditures for mobile mining service equipment.

     Upon completion of production at a mine, the Company must make expenditures for reclamation and closure of the mine. The Company provides for future reclamation and mine closure liabilities on a units-of-production basis. At December 31, 1997, $2.5 million was accrued for such costs. In addition to the accruals, the Company and its joint venture partner are depositing cash in separate funds to cover future reclamation costs at the CMV properties. The Company reviews the adequacy of its reclamation and mine closure liabilities in light of current laws and regulations and adjusts its liabilities as necessary.

THE YEAR 2000 ISSUE

     The Company is converting its financial systems to year 2000 compliant systems. The Company does not anticipate a significant cost to modify its systems to accommodate the impact of the upcoming change in the century.

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but not be limited, to projections of revenues, income or loss and capital expenditures; exploration efforts; plans for growth and future operations; financing needs; as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. When used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the words "estimates", "expects", "anticipates", "forecasts", "plans", "intends", and variations of such words or similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (UNAUDITED)
(Thousands of dollars except share data)

     Selected quarterly financial data for the year ended December 31, 1997, the nine month transition period ended December 31, 1996 and the fiscal year ended March 31, 1996 is presented below.

1997 QUARTERS                   1ST       2ND       3RD       4TH
Revenue                       $8,884    $ 6,068   $ 4,612   $  8,325
Gross profit (loss)              990        565       325       (446)
Net income (loss)                175        (53)     (514)      (610)
Income (loss) per share         0.01      (0.00)    (0.03)     (0.03)

TRANSITION PERIOD QUARTERS      1ST       2ND       3RD

Revenue                       $3,420    $10,346   $ 7,583
Gross profit (loss)           (1,378)       478     1,386
Net income (loss)             (1,730)    (3,016)      165
Income (loss) per share       ( 0.09)    ( 0.16)      .01

FISCAL 1996 QUARTERS            1ST       2ND       3RD        4TH

Revenue                       $9,459    $ 7,616   $ 8,801   $  8,507
Gross profit (loss)              849         21       145     (1,424)
Net income (loss)               (262)      (920)   (6,812)   (35,399)
Loss per share                 (0.01)     (0.05)    (0.35)     (1.83)

                         INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of MK Gold Company

     We have audited the accompanying consolidated balance sheets of MK Gold Company as of December 31, 1997 and December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997, the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996. Our audits also included the financial statement schedule listed in Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits, such consolidated financial statements present fairly, in all material respects, the financial position of MK Gold Company at December 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the year ended December 31, 1997, the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP

Salt Lake City, Utah
February 13, 1998

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                      NINE MONTHS
                                                        YEAR ENDED       ENDED        YEAR ENDED
                                                       DECEMBER 31,   DECEMBER 31,    MARCH 31,
                                                           1997           1996          1996
                                                           ----           ----          ----
REVENUE:

  Product sales                                        $    16,656    $    14,284    $    26,044
  Mining services                                           11,233          7,065          8,339
                                                       -----------    -----------    -----------
       Total revenue                                        27,889         21,349         34,383
                                                       -----------   ------------    -----------

COSTS AND OPERATING EXPENSES:
  Product sales                                             16,529         14,555         28,083
  Mining services                                            9,926          6,308          6,709
                                                       -----------    -----------    -----------

           Total costs and operating expenses               26,455         20,863         34,792
                                                       -----------    -----------    -----------

GROSS PROFIT (LOSS)                                          1,434            486           (409)

EXPLORATION COSTS                                           (2,306)        (1,455)        (1,734)
GENERAL AND ADMINISTRATIVE EXPENSES                         (1,650)        (1,683)        (3,801)
EQUITY IN LOSS OF UNCONSOLIDATED
  AFFILIATE                                                                               (1,538)
PROVISION FOR MINE CLOSURE AND
  RECLAMATION                                                2,330         (2,100)
PROVISION FOR IMPAIRMENT OF
  LONG-LIVED ASSETS                                         (1,800)                      (33,881)


LOSS FROM OPERATIONS                                        (1,992)        (4,752)       (41,363)

Gain on sale of assets                                         141
Investment income and dividends, net                         1,013            572          1,096
Interest expense                                              (137)           (69)          (732)
                                                       -----------    -----------    -----------

Loss before income taxes                                      (975)        (4,249)       (40,999)
Income tax provision                                           (27)          (332)        (2,394)
                                                       -----------    -----------    -----------

NET LOSS                                               $    (1,002)   $    (4,581)   $   (43,393)
                                                       ===========    ===========    ===========

Basic and diluted loss per common share                $     (0.05)   $     (0.24)   $     (2.24)
Basic and diluted weighted average shares used
  to compute loss per common share                      19,464,466     19,397,800     19,397,800

See notes to consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED BALANCE SHEETS
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                       December       DECEMBER
ASSETS                                                                 31, 1997       31, 1996
                                                                      ---------      ---------
CURRENT ASSETS:
  Cash and cash equivalents                                           $  18,189      $  13,925
  Receivables                                                             1,637          1,014
  Other receivables                                                         918
  Refundable income taxes                                                   594          2,346
  Inventories                                                             3,100          8,585
  Deferred income taxes                                                     175
  Other                                                                     191            248
                                                                      ---------      ---------

           Total current assets                                          24,804         26,118

  Property, plant and mine development, net                               1,971          4,526
  Deferred income taxes                                                     412          1,124
  Restricted cash                                                         1,430          1,210
                                                                      ---------      ---------

TOTAL ASSETS                                                          $  28,617      $  32,978
                                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                    $   1,358      $   2,486
  Current portion of mine closure liabilities                             1,934            700
  Other accrued liabilities                                               1,149            606
                                                                      ---------      ---------

           Total current liabilities                                      4,441          3,792

  Mine closure and reclamation liabilities                                  569          3,208
  Deferred revenue                                                        4,055          5,534
                                                                      ---------      ---------

           Total liabilities                                              9,065         12,534
                                                                      ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01; authorized 40,000,000 shares,
    issued 19,464,466 shares and 19,397,800 shares, respectively            195            194
  Capital in excess of par value                                         67,272         67,214
  Accumulated deficit                                                   (47,887)       (46,885)
  Deferred compensation                                                     (28)           (79)
                                                                      ---------      ---------

           Total stockholders' equity                                    19,552         20,444
                                                                      ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  28,617      $  32,978
                                                                      =========      =========

See notes to consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                                           NET
                                                                                        UNREALIZED
                                            SHARES OF                                    GAIN ON
                                             COMMON             CAPITAL IN   ACCUM-     SECURITIES   DEFERRED
                                              STOCK     COMMON  EXCESS OF    ULATED     AVAILABLE    COMPEN-
                                             ISSUED     STOCK   PAR VALUE   (DEFICIT)    FOR SALE     SATION
                                             ------     -----   ---------   ---------    --------     ------
April 1, 1995                               19,397,800  $  194  $  67,093   $   1,089                 $  (88)

Net loss                                                                      (43,393)
Deferred compensation                                                  12                                 35
Net unrealized gain of securities
  available for sale                                                                     $    (57)
                                            ----------  -----   ---------   ---------    --------     ------

March 31, 1996                              19,397,800    194      67,105     (42,304)        (57)       (53)

Net loss                                                                       (4,581)
Deferred compensation                                                 109                                (26)
Realized gain on securities
  available for sale                                                                           (57)
                                            ----------  ------  ----------  ---------   ----------   --------

December 31, 1996                           19,397,800     194      67,214    (46,885)           -        (79)

Net loss                                                                       (1,002)
Deferred compensation                                                                                      51
Shares issued                                   66,666       1          58
                                            ----------  ------  ----------  ---------   ----------   --------

December 31, 1997                           19,464,466    $195     $67,272   $(47,887)           -       $(28)

See notes to consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                                                       NINE MONTHS
                                                                        YEAR ENDED        ENDED             YEAR ENDED
                                                                        DECEMBER 31      DECEMBER            MARCH 31,
                                                                            1997         31, 1996              1996
                                                                            ----         --------              ----
OPERATING ACTIVITIES:
  Net loss                                                                $(1,002)       $  (4,581)          $(43,393)
  Adjustment to reconcile net loss to net cash
    provided (used) by operating activities:
    Deferred compensation                                                      51               83
    Deferred taxes                                                            628            2,344                450
    Equity in loss of unconsolidated affiliate                                                                  1,538
    Provision for impairment of long-lived assets                           1,800                              33,881
    Depreciation, depletion, and amortization                               2,510            3,168              8,702
    Gain on sale of assets                                                   (141)
    Changes in operating assets and liabilities:
      Trading securities, net                                                                                     811
      Receivables                                                            (623)             640                406
      Income taxes payable/refundable                                       1,752           (3,154)             1,583
      Inventories                                                           5,485           (1,589)              (597)
      Other current assets                                                    (34)             307                447
      Restricted cash                                                        (220)            (474)              (228)
      Deferred revenue                                                     (1,479)          (1,875)            (3,175)
      Mine closure and reclamation liabilities                             (3,094)           1,914                258
      Accounts payable and other accrued liabilities                         (585)            (701)               465
                                                                          -------        ---------           --------

           Net cash provided (used) by operating activities                 5,048           (3,918)             1,148
                                                                          -------        ---------           --------

INVESTING ACTIVITIES:
  Additions to property, plant, and mine development                       (1,230)          (1,194)            (6,717)
  Proceeds from disposition of property and plant                             387               14              1,094
  Proceeds from sale of unconsolidated affiliate                                             1,197
  Investments in unconsolidated affiliates                                                                       (765)
  Proceeds from sale of securities available for sale                                        1,893             17,636
  Investment in Jerooy Gold Project                                                                            (2,420)
  Castle Mountain lawsuit settlement                                                                            8,925
                                                                          -------        ---------           --------

           Net cash provided (used) by investing activities                  (843)           1,910             17,753
                                                                          -------        ---------           --------


                                                                     (Continued)

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                                           YEAR          NINE MONTHS
                                                                           ENDED            ENDED           YEAR ENDED
                                                                          DECEMBER         DECEMBER         MARCH 31,
                                                                          31, 1997         31, 1996           1996
                                                                          --------         --------           ----
FINANCING ACTIVITIES:
  Issuance of common stock                                                     59
  Payments of long-term debt                                                                                 (20,024)
                                                                          -------        --------           --------

           Net cash provided (used) by financing activities                    59                            (20,024)

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                               4,264          (2,008)            (1,123)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                      13,925          15,933             17,056
                                                                         --------        --------           --------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                              $ 18,189        $ 13,925           $ 15,933
                                                                         ========        ========           ========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Interest paid                                                          $    137        $    695           $  1,201
  Income taxes paid (refund), net                                        $ (2,557)       $  1,123           $  1,919

See notes to consolidated financial statements.

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

1. ORGANIZATION, OPERATIONS, AND BASIS OF ACCOUNTING

     MK Gold (the "Company") is engaged in the business of mining gold and exploring for and acquiring gold and other metal properties. The Company owns a 53% undivided interest in the American Girl Mining Joint Venture ("AGMJV"). The Company also owns a 25% undivided interest in the Castle Mountain Venture ("CMV"), and performs mining services under a contract mining agreement with the CMV. In the fiscal year ended March 31, 1996, the Company recorded impairment for these investments (see Note 2).

    PRINCIPLES OF CONSOLIDATION - The Company owns an undivided interest in each asset and pursuant to its agreements, is severally liable for its share of each liability of the AGMJV and the CMV. The consolidated financial statements include the accounts of the Company and reflect the Company's pro rata share of each of the joint venture's assets, liabilities, revenues and expenses, after elimination of intercompany accounts. The Company does not recognize losses from joint ventures in excess of its pro-rata share unless the other venturer's ability to absorb such losses is uncertain and the Company determines that underwriting the other venturer's share of losses is in the best long-term interest of the Company.

     USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. One estimate particularly susceptible to change in the near term is the provision for mine closure and reclamation.

     CASH EQUIVALENTS - Cash equivalents consist of investments in highly liquid securities having an original maturity of three months or less.

     RESTRICTED CASH - CMV is funding its future reclamation liabilities by establishing a separate bank account for the funds and charging each partner for its proportionate share. The funding amount is based on the estimated ultimate liability and is funded over the remaining life of the mine. AGMJV has funded a restricted cash account which will be utilized for reclamation of the AGMJV mine property.

     INVESTMENT SECURITIES - The Company classifies investment securities as either trading, available for sale, or held to maturity. Trading securities are reported at fair value with unrealized gains and losses included in the results of operations. Available for sale securities are reported at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. Held to maturity securities are recorded at amortized cost.

     INVENTORIES - Gold bullion, ore and in-process inventories and materials and supplies are stated at the lower of average cost or net realizable value.

     PROPERTY, PLANT AND MINE DEVELOPMENT - Depreciation, depletion and amortization of mining properties, mine development costs and major plant facilities is computed principally by the units-of-production method based on estimated proven and probable ore reserves. Proven and probable ore reserves reflect estimated quantities of economically recoverable reserves which can be recovered in the future from known mineral deposits. Such estimates are based on current and projected costs and prices. Mining equipment and other plant facilities are depreciated using straight-line or accelerated methods principally over estimated useful lives of 3 to 10 years.

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

     PROPERTY EVALUATION - Recoverability of investments in operating mines is evaluated periodically. Estimated future net cash flows from each mine are calculated using estimates of proven and probable ore reserves, estimated future gold prices (considering historical and current prices, price trends and related factors) and operating capital and reclamation costs on an undiscounted basis. Impairment is measured based on discounted future net cash flows.

     DEFERRED STRIPPING COSTS - The costs of waste stripping in excess of the expected mine life average stripping ratio are deferred and charged to production on a units-of-production method when the actual ratio of waste mined to ore processed is less than the mine life average.

     MINE CLOSURE, RECLAMATION, AND ENVIRONMENTAL REMEDIATION OF MINED AREAS - The Company is subject to federal, state and local environmental laws and regulations. The Company has put in place ongoing pollution control and monitoring programs at the mine sites, and posted surety bonds as required for compliance with state and local environmental obligations including reclamation. Estimated future reclamation and mine closure costs are based principally on legal and regulatory requirements and are accrued and charged over the expected operating lives of the Company's mines on a units-of-production method. Ongoing reclamation activities are expensed in the period incurred. Provision (benefit) for mine closure and reclamation liabilities charged to operations totaled $(2,212) for the year ended December 31, 1997, $2,450 for the nine months ended December 31, 1996 and $258 for the year ended March 31, 1996, respectively (see
Note 2).

     INCOME TAXES - The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the basis of assets and liabilities as reported for financial statement purposes and income tax purposes.

     REVENUE RECOGNITION - Revenue from product sales is recognized when the gold is delivered to customers. Mining services revenue is recognized using the units of delivery method based on quantities of materials moved. The revenue recognized for each unit of material moved is determined on an individual pit basis. The effect of changes in estimated total contract revenues, costs or units of material to be moved for each pit is reflected in the accounting period in which the change becomes known and over the remaining units to be mined in each pit. Differences between customer billings and earned revenue using this method are recorded as deferred revenue.

     DEFERRED REVENUE - Amounts received in advance of recognition of revenue are recorded as deferred revenue. At December 31, 1997, deferred revenue of $4,055 consists of cash received in

December 1995 in the settlement of a lawsuit with the CMV partner. Such amount is being recognized as revenue over the life of the operating contract.

     HEDGING ACTIVITIES - The Company enters into option contracts and forward sales contracts to establish a minimum price on certain ounces of gold it produces. Gains and losses realized on such instruments, as well as any cost or revenue associated therewith, are recognized as sales when the related production is delivered to customers.

     EARNINGS PER SHARE - Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share", and retroactively restated its earnings per share for the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996, to conform with the statement. Accordingly, net loss per common share is computed by both the basic method, which uses the weighted average number of the Company's common shares outstanding, and the diluted method, which includes the dilutive common shares from stock options and warrants, as calculated using the treasury stock method. For the periods presented, the outstanding stock options were antidulitive. Since there is no difference between the Company's basic and diluted earnings per share, dual presentation was accomplished in one line on the income statement for all periods presented.

     NEW ACCOUNTING STANDARDS - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The impact of the adoption of SFAS No. 130 has not yet been fully determined.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The impact of the adoption of SFAS No. 131 has not yet been fully determined.

     RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current year's presentation.

     CHANGE IN FISCAL YEAR - The Company changed its fiscal year end from March 31 to December 31 effective December 31, 1996.

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

     Cost estimates and budgets for the suspension of operation, closure and reclamation were developed. In 1996, the Company recorded a charge for its share of the expected closure and reclamation costs of $2,100.

     During 1997, the Company continued its closure and reclamation efforts. Actual gold recovery has exceeded the initial estimates. The amount realized from the sale of idled equipment has also exceeded the initial estimates while closure costs have been below estimates. As a result of these favorable developments, the Company has revised its cost estimate for the closure and reclamation at the AGMJV. Accordingly, the Company recognized $2,330 of income in 1997.

3. PROVISION FOR IMPAIRMENT OF LONG-LIVED ASSETS

     During the fiscal year ended March 31, 1996, the Company recorded provisions for impairment of certain long-lived assets as follows:


     American Girl Mining Joint Venture                                  $ 9,063
     Castle Mountain Venture                                              10,016
     Arlo Resources, Ltd. (Note 7)                                           366
     Jerooy Gold Project (Note 7)                                         14,436
                                                                         -------

Total                                                                    $33,881
                                                                         =======

     During the fiscal year ended March 31, 1996, AGMJV exhausted the ore reserves in the American Girl Mine and started production in the Oro Cruz ore body. The experience of mining at Oro Cruz resulted in the downgrading of the surface and underground reserves. Actual ore yields as well as the recoverable ounces were less than originally projected. The Company concluded that, despite drastic cost reduction measures at the Oro Cruz Mine, revenues from the AGMJV would barely cover the cash costs of gold production and likely would not repay the investment made in the development of the Oro Cruz Mine. Accordingly, an impairment of $9,063 for the Company's investment in the AGMJV was recorded during the year ended March 31, 1996.

     Also during the year ended March 31, 1996, the Company determined that the CMV would not generate sufficient cash flow to recover the $16,200 recorded value of the Company's investment in the CMV. Accordingly, the Company recorded an impairment of $10,016 related to its investment in the CMV in the fourth quarter of the fiscal year ended March 31, 1996.

     During 1997, gold prices suffered a dramatic decline. The Company reviewed its operations in light of the current gold market conditions and determined that it would not be able to recover its investment in the CMV. The Company recorded an impairment of $1.8 million relating to its investment in the CMV.

4. MINING JOINT VENTURES

     CASTLE MOUNTAIN VENTURE - The Company's 25% undivided interest in the Castle Mountain Venture, which operates a gold mine in San Bernardino County, California has been proportionately reflected in the accompanying consolidated financial statements. The following financial statements of CMV are reported on a 100% basis and do not reflect the provision for impairment of long-lived assets as recorded on the records of the Company.

                                                             DECEMBER       DECEMBER
     FINANCIAL POSITION                                      31, 1997       31, 1996
                                                             --------       --------
     Current assets                                         $  17,013      $  15,054
     Property, plant and mine development, net                 61,190         73,548
     Current liabilities                                       (3,806)        (3,022)
     Long-term liabilities                                     (1,787)        (2,431)
     Reclamation liabilities                                   (2,275)        (1,865)
                                                            ---------      ---------

     Net assets                                             $  70,335      $  81,284
                                                            =========      =========


                                                                  YEAR        NINE MONTHS       YEAR
                                                                  ENDED          ENDED          ENDED
                                                                 DECEMBER       DECEMBER       MARCH 31,
     Results of Operations                                       31, 1997       31, 1996         1996
                                                                 ---------      ---------        ----
      Product sales                                              $  40,641      $  33,780      $57,114
     Gross profit (loss)                                          (11,253)         (3,899)       7,472
     Income (loss) before income taxes                            (13,061)         (5,453)       5,191

                                                                  YEAR        NINE MONTHS       YEAR
                                                                  ENDED          ENDED          ENDED
                                                                 DECEMBER       DECEMBER       MARCH 31,
     CASH FLOWS                                                  31, 1997       31, 1996         1996
                                                                 ---------      ---------        ----

     Net cash provided (used) by operating activities            $   7,367      $   7,509      $ 33,006
     Net cash provided (used) by investing activities              (4,105)         (1,736)      (19,602)
     Net cash provided (used) by financing activities              (1,010)         (1,365)      (17,132)
     Net increase (decrease) in cash                             $  4,272       $   4,408      $ (3,728)
                                                                 ========       =========      ========

     AMERICAN GIRL MINING JOINT VENTURE - The Company holds a 53% undivided interest in the AGMJV, which operated a gold mine in Imperial County, California. Mining operations were terminated in 1996. The closure and reclamation efforts are underway at the AGMJV.

5. INVENTORIES

     The components of inventory are shown below:



     Gold bullion                                                              $   2,031     $   5,933
     Ore and in-process                                                              395         1,456
     Materials and supplies                                                          674         1,196
                                                                               ---------      --------

                                                                               $   3,100     $   8,585
                                                                               =========     =========

6.   PROPERTY, PLANT AND MINE DEVELOPMENT

     The components of property, plant and mine development are shown below:

                                                                                DECEMBER      DECEMBER
                                                                                31, 1997      31, 1996
                                                                               ---------     ---------
Mining properties, net of impairment allowance
  of $5,337 and $5,881 at December 31, 1997 and 1996, respectively             $   7,200     $   6,726
Mine development, net of impairment allowance
  of $3,558 and $2,926 at December 31, 1997 and 1996, respectively                 9,188        13,315
Plant and equipment, net of impairment allowance
  of $2,655 at December 31, 1996                                                  13,509        24,402
                                                                               ---------     ---------

                                                                                  29,897        44,443
Less accumulated depreciation, depletion and amortization                        (27,926)      (39,917)
                                                                               ---------     ---------

Property, plant and mine development, net                                      $   1,971     $   4,526
                                                                               =========     =========

     Maintenance and repair expenses charged to operations were $7,698, $8,474, and $8,086 for the year ended December 31, 1997, the nine months ended December 31, 1996 and for the fiscal year ended March 31, 1996, respectively.

7. INVESTMENT IN UNCONSOLIDATED AFFILIATE

     ARLO RESOURCES, LTD. - On September 10, 1996, the Company sold its 30% interest in Arlo Resources, Ltd. for $1,197. Arlo is a Canadian company whose business is to acquire, explore, and develop mineral properties in the Republic of Panama. During the year ended March 31, 1996, Arlo dropped four of its exploration concessions. The Company determined that the economic potential of Arlo's concessions was insufficient to warrant further investment by the Company. The Company wrote down its investment in Arlo to $1,197 in the year ended March 31, 1996.

     JEROOY GOLD PROJECT - The Company owned a 30% interest in the Jerooy Gold Company ("Jerooy"), a joint stock company established to study, develop, and mine the Jerooy Gold Project. Kyrghyzaltyn, a mining Company owned by the government of Kyrgyztan, owned the remaining 70%.

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

     Kyrghyzaltyn withdrew its request for arbitration and the Company has no further obligations with respect to the Jerooy project. Due to the uncertainty as to whether the Company will receive any further payments under the provisions of the agreement, no value for the future payments has been recorded on the Company's balance sheet.

8. INDUSTRY SEGMENT INFORMATION

     The Company is not economically dependent on a limited number of customers for the sale of its gold because gold commodity markets are well-developed worldwide. The Company operated primarily in two industry segments, product sales and mining services in the United States. The majority of the mining service revenues are derived from one customer (CMV).

                                                            YEAR              NINE MONTHS            YEAR
                                                            ENDED                ENDED               ENDED
                                                         DECEMBER 31,         DECEMBER 31,         MARCH 31,
                                                             1997                1996                1996
                                                             ----                ----                ----
Revenue:
  Product sales                                             $16,728             $14,604             $26,907
  Mining services                                            14,911               9,421              11,439
  Corporate and eliminations                                 (3,750)             (2,676)             (3,963)
                                                            -------             -------             -------

Total revenue                                               $27,889             $21,349             $34,383
                                                            =======             =======             =======

Gross profit:
  Product sales                                             $   199             $  (271)            $(1,996)
  Mining services                                             1,307                 757               2,085
  Corporate and eliminations                                    (72)                                   (498)
                                                            -------                                 -------

Total gross profit                                          $ 1,434             $   486             $  (409)
                                                            =======             =======             =======

Identifiable:
  Product sales                                              10,656             $ 9,841             $12,586
  Mining services                                             2,243               1,641               1,883
  Corporate and eliminations                                 17,058              21,496              24,737
                                                            -------             -------             -------

Total assets                                                $29,957             $32,978             $39,206
                                                            =======             =======             =======

Depreciation, depletion and amortization:
  Product sales                                             $ 2,403             $ 3,070             $ 7,549
  Mining services                                                66                  83               1,133
  Corporate and eliminations                                     41                  15                  20
                                                            -------             -------             -------

Total depreciation, depletion and amortization              $ 2,510             $ 3,168             $ 8,702
                                                            =======             =======             =======

Capital expenditures:
  Product sales                                             $ 1,026             $ 1,156             $ 6,551
  Mining services                                               152                   0                 160
  Corporate and eliminations                                     52                  38                   6
                                                            -------             -------             -------

Total capital expenditures                                  $ 1,230             $ 1,194             $ 6,717
                                                            =======             =======             =======

9. INCOME TAXES

     The provision (benefit) for income taxes consists of:

                                                           YEAR          NINE MONTHS           YEAR
                                                           ENDED            ENDED              ENDED
                                                          DECEMBER         DECEMBER          MARCH 31,
                                                          31, 1997         31, 1996             1996
                                                         ---------        ---------             ----
Currently payable (refundable):
  U.S. federal                                           $    (601)       $  (1,625)          $1,570
  State                                                          -             (387)             374
                                                         ---------        ---------           ------

  Total currently payable (refundable)                        (601)          (2,012)           1,944
                                                         ---------        ---------           ------

Deferred:
  U.S. federal                                                 504            1,894              363
  State                                                        124              450               87
                                                         ---------        ---------           ------

  Total deferred                                               628            2,344              450
                                                         ---------        ---------           ------

Total                                                    $      27        $     332           $2,394
                                                         =========        =========           ======

   The deferred income tax provision (benefit) consists of:

                                                                     YEAR          NINE MONTHS             YEAR
                                                                     ENDED             ENDED               ENDED
                                                                    DECEMBER         DECEMBER            MARCH 31,
                                                                    31, 1997         31, 1996              1996
                                                                   ---------        ---------              ----
Depreciation, depletion and amortization                           $   2,517        $  (1,735)          $    971
Reclamation and other liabilities                                        629             (778)                53
Deferred revenue                                                         687              381             (2,770)
Inventory valuation                                                     (159)             498             (1,125)
Other                                                                    754              354               (887)
AMT credit                                                               594              698               (794)
Basis difference in affiliate                                                            (145)              (721)
Asset impairment                                                         961            4,322            (13,091)
Net operating loss                                                    (5,648)          (3,189)
Valuation allowance                                                      293            1,938             18,814
                                                                   ---------        ---------           --------

Deferred income taxes                                              $     628        $   2,344           $    450
                                                                   =========        =========           ========

   Deferred tax assets and liabilities consist of the following:


                                              DECEMBER 31, 1997                          DECEMBER 31, 1996
                                   ------------------------------------     -----------------------------------------
                                    ASSETS      LIABILITIES       TOTAL        ASSETS        LIABILITIES        TOTAL
Depreciation, depletion
  and amortization                 $  5,850       $(5,146)     $    704       $  8,264         $(5,043)     $  3,221
Reclamation and other
  liabilities                           755                         755          1,384                         1,384
Deferred revenue                      2,349                       2,349          3,036                         3,036
Inventory valuation                     341                         341            328            (146)          182
Other                                   329          (323)            6          1,094            (334)          760
AMT credit                              122                         122            716                           716
Basis difference in
  affiliate                           1,133                       1,133          1,133                         1,133
Impairment of long-
  lived assets                        7,808                       7,808          8,769                         8,769
Net operating losses                  8,837                       8,837          3,189                         3,189
Valuation allowance                 (21,468)                    (21,468)       (21,175)                      (21,175)
                                   --------       -------      --------       --------       --------       --------

                                   $  6,056       $(5,469)     $    587       $  6,738       $(5,523)       $  1,215
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

     The provision for income taxes differs from the amounts computed by applying the U.S. corporate income tax statutory rate of 35% for the following reasons:


                                                                YEAR           NINE MONTHS        YEAR
                                                                ENDED            ENDED            ENDED
                                                               DECEMBER         DECEMBER        MARCH 31,
                                                               31, 1997         31, 1996          1996
                                                               --------         ---------         ----
U.S. corporate income tax expense
  (benefit) at statutory rate                                 $    (331)       $  (1,553)       $(14,060)
Percentage depletion in excess of basis                                             (106)           (598)
Valuation reserve                                                   293            1,938          18,814
State income taxes, net of federal
  tax benefit                                                       (49)            (228)         (1,949)
Other, net                                                          114              281             187
                                                              ---------        ---------        --------

Income tax expense (benefit)                                  $      27        $     332        $  2,394
                                                              =========        =========        ========

10. LONG-TERM DEBT

     At December 31, 1997 and December 31, 1996, the Company had a $20,000 credit facility (the "Credit Facility") with Leucadia National Corporation ("Leucadia"). As of December 31, 1997 and December 31, 1996, the Company had no amounts borrowed under this credit facility.

11. BENEFIT PLANS

     The Company maintains a 401(k) Savings Plan (the "Plan") for all full-time active employees and matches 50% of employee contributions to the Plan up to 5% of eligible pay. Cost of the Plan was $93, $307 and $398 for the year ended December 31, 1997, the nine months ended December 31, 1996, and the fiscal year ended March 31, 1996, respectively.

12. COMMITMENTS AND CONTINGENCIES

     ENVIRONMENTAL - The Company's mining operations and exploration activities are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. The Company's policy is to conduct its business in a manner that safeguards public health and mitigates the environmental effects of its mining operations. To comply with these federal, state and local laws, the Company has made and in the future may be required to make capital and operating expenditures. However, the Company currently has no significant environmental activities under development and does not anticipate incurring any unforeseen capital or operating expenditures for environmental compliance during the remainder of its current fiscal year or the succeeding fiscal year.

     Surety bonds totaling $3,038 (the Company's share is $1,046) have been provided as required by various governmental agencies for environmental protection, including reclamation bonds at the American Girl Mine and Castle Mountain Mine.

     PRODUCT SALES COMMITMENTS - The Company sells gold at spot and under gold hedge contracts. Precious metal hedge contracts include forward sales contracts and put and call options. Realization under these contracts is dependent upon the counterparties performing in accordance with the terms of the contracts.
The Company does not anticipate nonperformance by the counterparties. The Company hedges gold production to insure a minimum price for a significant level of production. In general, the Company will provide a greater hedge for near term and/or higher cost production. Hedging takes the form of selling forward and creating collars. A collar includes buying put options and selling call options. A put option gives the buyer the right, but not the obligation, to sell gold to the put seller at a predetermined price on or before a predetermined date. A call option gives the buyer the right, but not the obligation, to buy gold from the call seller at a predetermined price on or before a predetermined date. The risks associated with hedging are generally twofold. First, that production may not be available to deliver gold against the hedged position; and second, that the call options limit the amount of upside potential if the price of gold increased above the option strike price. Under the Company's hedging policies and production levels it is unlikely that the Company would not have gold to deliver against hedged positions.

     At December 31, 1997, for the year ended December 31, 1998, the Company had sold forward 4,000 ounces of gold at an average price of $338 per ounce and had purchased call options on 10,000 ounces of gold at an average price of $360 per ounce.

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

     OTHER - CMV and AGMJV are committed to pay royalties to landowners generally based on a percent of refined gold bullion. Effective net smelter return royalties paid as a percent of the realized gold price were 2.1% for the year ended December 31, 1997, 4.1% for the nine months ended December 31, 1996, and 4.6% for the year ended March 31, 1996.

13. RELATED PARTY TRANSACTIONS

     The Company's joint venture partner, Viceroy Gold Corporation ("VGC"), is the manager of CMV and, as such, is entitled to receive a management fee of 1% of capital expenditures and 2% of allowable costs as defined in the Castle Mountain Venture Agreement. Management fees charged by VGC attributable to the Company amounted to $167 for the year ended December 31,1997, $142 for the nine months ended December 31, 1996 and $145 for the year ended March 31, 1996.

     The Company is the manager of the AGMJV and under the terms of the American Girl Mining Joint Venture Agreement is entitled to receive a management fee of 2% of allowable costs as defined in the Agreement. Management fee revenue recognized by the Company amounted to $61 for the year ended December 31, 1997, $139 for the nine months ended December 31, 1996, and $403 for the year ended March 31, 1996.

     The Company performs contract mining services for the CMV. Mining services revenue recognized by the Company was $14,911 for the year ended December 31, 1997, $9,421 for the nine months ended December 31, 1996, and $11,439 for the year ended March 31, 1996. See Note 8.

14. STOCK PLANS

     STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS - The Company has 180,000 authorized options in a non-employee director stock option plan. These options are awarded at 50% of the fair market value of the stock on the date of the award. Compensation expense is then recognized equally over the three year vesting period. As of December 31, 1997, 150,000 non-employee director stock options have been granted and 30,000 non-employee director stock options are available for grant.

     STOCK INCENTIVE PLAN - The Company has a stock incentive plan which allows for a maximum of 2,500,000 options to be awarded. Options granted under the stock incentive plan have an exercise price equal to the fair market value of the stock on the date of grant and expire 10 years after the date of grant. The following table summarizes the stock plan activities for both the non-employee director and stock incentive plans:

                                                    YEAR                    NINE MONTHS                   YEAR
                                             ENDED DECEMBER 31,         ENDED DECEMBER 31,          ENDED MARCH 31,
                                                    1997                       1996                       1996
                                            ---------------------      ---------------------     ---------------------
                                            NUMBER        PRICE        NUMBER        PRICE       NUMBER        PRICE
                                              OF          RANGE          OF          RANGE         OF          RANGE
                                            SHARES      PER SHARE      SHARES      PER SHARE     SHARES      PER SHARE
Options:
Outstanding beginning of year             1,945,000   $1.47 - $4.00    685,000   $1.81 - $5.38   816,000   $2.72 - $5.38
Granted                                     250,000   $1.50          1,680,000   $1.47 - $1.72   299,000   $1.81 - $3.94
Canceled                                   (151,200)  $4.00           (420,000)  $1.81 - $5.38  (430,000)  $1.81 - $4.00

Outstanding end of year                   2,043,800   $1.47 - $1.72  1,945,000   $1.47 - $4.00   685,000   $1.81 - $5.38
Weighted average fair market                          $0.71                      $0.84                     $0.73
  value of options granted during year

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

                                                        DECEMBER 31,  DECEMBER 31,  MARCH 31,
                                                            1997          1996        1996
                                                        ------------  ------------  ---------
Net loss:
  As reported                                                $ 1,002       $ 4,581    $43,393
  Pro forma                                                    1,411         4,736     43,397

Net loss per common share (basic and diluted):
  As reported                                                $(0.05)       $(0.24)    $(2.24)
  Pro forma                                                  $(0.07)       $(0.24)    $(2.24)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 20%; risk-free interest rate of 6.34% and expected lives of 7 years subsequent to vesting date.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

     A summary of the carrying amounts and estimated fair values of the Company's forward contracts at December 31, 1997 and December 31, 1996 was as follows:

                                                    DECEMBER 31, 1997                  DECEMBER 31, 1996
                                             -------------------------------    -----------------------------
                                                CARRYING       ESTIMATED           CARRYING      ESTIMATED
                                                 AMOUNT       FAIR VALUES           AMOUNT      FAIR VALUES

Forward contracts and options                     None           $194               None           $314

16. SELECTED COMPARABLE FINANCIAL DATA

     The following table provides selected comparable financial data for the year ended December 31,1997 and year ended December 31, 1996 (unaudited):


                                                            YEAR                      YEAR
                                                            ENDED                    ENDED
                                                      DECEMBER 31, 1997        DECEMBER 31, 1996
                                                      -----------------        -----------------
                                                                                  (UNAUDITED)
Revenue                                                     $27,889                  $ 29,856
Gross profit                                                  1,434                      (938)
Loss from operations                                         (1,992)                  (36,021)
Income tax benefit (provision)                                  (27)                    4,534
Net loss                                                     (1,002)                  (39,980)
Net loss per common share                                     (0.05)                    (2.06)

                                    ******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is included in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the May 22, 1998 annual meeting of stockholders of the Company (the "Proxy Statement") and is incorporated herein by reference. In addition, reference is made to Item 10 in Part I of this Report.

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


                                     III-1

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                             PAGE
(a)       Financial Statements, Schedules and Exhibits.

1.        Financial Statements included in Part II of this Form 10-K:

          Independent Auditors' Report                                                       II-9

          Consolidated Statements of Operations for the year ended December 31,
          1997, the nine months ended December 31, 1996 and the fiscal year
          ended March 31, 1996                                                              II-10

          Consolidated Balance Sheets at December 31, 1997 and 1996                         II-11

          Consolidated Statements of Stockholders' Equity for the year ended
          December 31, 1997, the nine months ended December 31, 1996 and the
          fiscal year ended March 31, 1996                                                  II-12

          Consolidated Statements of Cash Flows for the year ended December 31,
          1997, the nine months ended December 31, 1996 and the fiscal year
          ended March 31, 1996                                                              II-13

          Notes to Consolidated Financial Statements                                II-15 - II-29

2. Financial Statement Schedules as of December 31, 1997 included in Part IV of this Form 10-K:

          Valuation and Qualifying Accounts                                                  IV-3

3.        Exhibits:

The exhibits to this Form 10-K are listed in the Exhibit Index contained elsewhere in this Form 10-K.

(b)       Reports on Form 8-K.

[None]

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 1998.

MK Gold Company

By     /s/ G.F. Joklik
     -------------------------------------
     G.F. Joklik
     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 20, 1998 by the following persons on behalf of the Corporation in the capacities indicated.

  /s/ R.V. Hansberger              Chairman of the Board
--------------------------
R.V. Hansberger


  /s/ G.F. Joklik                  President, Chief Executive Officer
--------------------------         and Director
G.F. Joklik                        (Principal Executive Officer)



  /s/ J.C. Farmer                  Controller, Treasurer and Secretary
--------------------------         (Principal Financial and Accounting Officer)
J.C. Farmer


  /s/ I.M. Cumming                 Director
--------------------------
I.M. Cumming


  /s/ G.J. Humphrey                Director
--------------------------
G.J. Humphrey


  /s/ J.P. Miscoll                 Director
--------------------------
J.P. Miscoll


  /s/ R.S. Shriver                 Director
--------------------------
R.S. Shriver


  /s/ J.S. Steinberg               Director
--------------------------
J.S. Steinberg

                       VALUATION AND QUALIFYING ACCOUNTS

                     FOR THE YEAR ENDED DECEMBER 31, 1997
                            (THOUSANDS OF DOLLARS)


                                                                            ADDITIONS
                                                            BALANCE AT      CHARGED TO                    BALANCE AT
                                                            BEGINNING       COSTS AND                       END OF
DESCRIPTION                                                  OF YEAR        EXPENSES       DEDUCTIONS        YEAR
                                                             -------        --------       ----------        ----
Provision for impairment of long-lived assets:
  December 31, 1996                                          $33,881           none         $22,419         $11,462
  December 31, 1997                                          $11,462         $1,800         $ 4,367         $ 8,895

Valuation for income taxes:
  December 31, 1996                                          $19,237         $1,938            none         $21,125
  December 31, 1997                                          $21,175         $  293            none         $21,468

                                 EXHIBIT INDEX

Exhibits marked with an asterisk are filed herewith, the remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

EXHIBIT
NUMBER    EXHIBITS

3.1 Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference).

3.2 Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference).

10.1 Form of Indemnification Agreement to be entered into with Officers and Directors of the Company (filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference).

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

10.6 Agreement Not to Compete, Dated December 17, 1993, between the Company and Morrison Knudsen (filed as Exhibit 10.12 to the Registrant's Form S-1 Registration Statement No. 33-70348 on October 14, 1993, and incorporated herein by reference).

10.7 Tax Agreement, Dated December 17, 1993, between the Company and Morrison Knudsen (filed as Exhibit 10.15 to the Registrant's Form S-1 Registration Statement No. 33-70348 on October 14, 1993, and incorporated herein by reference).

10.8 Registration Rights Agreement, Dated December 17, 1993, between the Company and Morrison Knudsen (filed as Exhibit 10.16 to the Registrant's Form S-1 Registration Statement No. 33-70348 on October 14, 1993, and incorporated herein by reference).

10.9 Equipment Lease Agreement, Dated December 17, 1993, between the Company and Morrison Knudsen (filed as Exhibit 10.17 to the Registrant's Form S-1 Registration Statement No. 33-70348 on October 14, 1993 and incorporated herein by reference).

10.10     Representative Arrangement with Johnson Mathey & Co. (filed as Exhibit
          10.19 to the Registrant's Form S-1 Registration Statement No. 33-70348 on October 14, 1993, and incorporated herein by reference).

10.11 Benefit Plans (filed as Exhibit 10.23 of Amendment 1 to the Registrant's Form S-1 Registration Statement No. 33-70348 on October 14, 1993, and incorporated herein by reference).1
          + Executive Incentive Plan
          + Stock Incentive Plan
          + Stock Option Plan for Non-Employee Directors

10.12 American Girl Amended and Restated Mining Joint Venture Agreement, Dated January 1, 1994 (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference).

10.13 Employment Agreement with Thomas G. White effective January 1, 1995 (filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference).1

10.14 Credit Agreement, Effective as of March 1, 1998, between Leucadia National Corporation and MK Gold Company .*

10.15 Amended and Restated MK Gold Company Executive Incentive Plan, Dated January 9, 1995 (filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference).1

10.16 Confidentiality Agreement, Dated May 4, 1995, between Leucadia National Corporation and Morrison Knudsen Corporation regarding the purchase of MK Gold Company common stock (filed as Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference).

10.17 Standstill Agreement, Dated May 22, 1995, between Leucadia National Corporation and MK Gold Company (filed as Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference).

10.18 List of additional signers of the Indemnification Agreement submitted under Exhibit 10.1 (filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.19 Stock Incentive Plan, as approved and amended by stockholders through August 5, 1996 (filed as Exhibit 10.22 to the Registrant's Transition Report on Form 10-K for the transition period from April 1, 1996 to December 31, 1996).

10.20 Amendment No. 1 to Stock Option Plan for Non-Employee Directors, approved by shareholders on July 14, 1994 (filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference).1

10.21 Republic National Bank Facility Letter and Metal Options & Master Netting Agreement (filed as Exhibit 10.36 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

23.1      Consent of Deloitte & Touche L.L.P. *

27        Financial Data Schedule *

________________

*    Filed herewith.

1 Management contracts and compensatory plans and arrangements identified pursuant to Item 14(a)(3) of Form 10-K.