Form 10-Q
period 1998-03-31
MK GOLD CO
filed 1998-05-14
CIK 913586

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to __________


                        Commission file number 0-23042


                                MK GOLD COMPANY
                                ---------------
            (Exact name of registrant as specified in its charter)


              Delaware                                 82-0487047
-----------------------------------                -------------------
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

Yes   X    No ___
     ---



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On April 30, 1998, there were 19,464,466 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

As more fully described in the accompanying notes, the unaudited interim consolidated financial statements contained in this report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K"). The 1997 10-K contains information relevant to an analysis of the financial information contained in this report and for purposes of comparing the Company's results of operations for the three months ended March 31, 1998 with the same period in the prior year.

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED
                                                          MARCH 31
                                                      1998          1997
                                                  (UNAUDITED)   (UNAUDITED)
                                                  ------------  ------------
Revenue
      Product sales                               $     1,956   $     5,948
      Mining services                                   2,678         2,936
                                                  -----------   -----------
Total revenue                                           4,634         8,884

Operating expenses
      Product sales                                     2,139         5,290
      Mining services                                   2,265         2,604
                                                  -----------   -----------
Total operating expenses                                4,404         7,894

Gross profit                                              230           990

Exploration and project investigation costs              (554)         (345)
General and administrative expense                       (466)         (507)
                                                  -----------   -----------

Income (loss) from operations                            (790)          138

Investment income                                         276           177
Interest expense                                          (23)          (23)
Gain on sale of assets                                     62             -
                                                  -----------   -----------

Income (loss) before income taxes                        (475)          292

Income tax expense                                          -          (117)
                                                  -----------   -----------

Net income (loss)                                 $      (475)  $       175
                                                  ===========   ===========

Basic and diluted income (loss) per share              $(0.02)        $0.01

Basic and diluted weighted average shares used
     to compute income (loss) per share            19,464,466    19,464,466


The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                               MARCH 31,    DECEMBER 31,
ASSETS                                           1998          1997
                                             (UNAUDITED)     (AUDITED)
                                             -----------    ------------
Current assets

  Cash and cash equivalents                       $18,765    $18,189

  Gold bullion held for sale                        2,450      2,031

  Receivables                                       1,639      1,637

  Other Receivables                                   245        918

  Refundable income taxes                               -        594

  Inventories

          Ore and in process                          419        395

          Materials and supplies                      389        674

  Deferred income taxes                               175        175

  Other                                               145        191
                                                  -------    -------

          Total current assets                     24,227     24,804
                                                  -------    -------

Property, plant and mine development, net           1,754      1,971

Deferred income taxes                                 412        412

Restricted cash                                     1,482      1,430
                                                  -------    -------

TOTAL ASSETS                                      $27,875    $28,617
                                                  ========   =======

                                                                     (CONTINUED)

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                     MARCH 31,    DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                  1998           1997
                                                                   (UNAUDITED)     (AUDITED)
                                                                   ----------    ------------
Current liabilities

  Accounts payable                                                   $  1,409       $  1,358

  Current portion of mine closure liabilities                           2,111          1,934

  Other accrued liabilities                                               930          1,149
                                                                     --------       --------

     Total current liabilities                                          4,450          4,441
                                                                     --------       --------

Reclamation liabilities                                                   591            569

Deferred revenue                                                        3,757          4,055
                                                                     --------       --------

Total liabilities                                                       8,798          9,065
                                                                     --------       --------
STOCKHOLDERS' EQUITY

Common stock, par value $.01, authorized 40,000,000 shares,
issued 19,464,466 shares at March 31, 1998 and December 31, 1997          195            195

Capital in excess of par value                                         67,272         67,272

Accumulated deficit                                                   (48,362)       (47,887)

Deferred compensation                                                     (28)           (28)
                                                                     --------       --------

Total stockholders' equity                                             19,077         19,552
                                                                     --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 27,875       $ 28,617
                                                                     ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                                                                     (CONCLUDED)

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                           1998          1997
                                                                        (UNAUDITED)   (UNAUDITED)
                                                                        -----------   ----------
OPERATING ACTIVITIES
Net income (loss)                                                        $  (475)       $   175
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
 Depreciation, depletion and amortization                                    276            579
 Gain on sale of assets                                                      (62)             -
 Changes in operating assets and liabilities:
        Gold bullion held for sale                                          (419)         2,265
        Receivables                                                           (2)          (711)
        Refundable income taxes                                              594          2,055
        Inventories                                                          261            480
        Other assets                                                          46           (328)
        Restricted cash                                                      (52)           (30)
        Accounts payable and other accrued liabilities                      (168)           245
        Deferred revenue                                                    (298)          (581)
        Reclamation liabilities                                              199            (45)
                                                                         -------        -------
Total adjustments                                                            375          3,929
                                                                         -------        -------

Net cash provided (used) by operating activities                            (100)         4,104
                                                                         -------        -------
INVESTING ACTIVITIES:
 Additions to property, plant and mine development                           (45)          (346)
 Proceeds from disposition of property, plant and mine development           721              -
                                                                         -------        -------
 Net cash provided (used) by investing activities                            676           (346)
                                                                         -------        -------
FINANCING ACTIVITIES:
 Increase in cash and cash equivalents                                       576          3,758
 Cash and cash equivalents at beginning of period                         18,189         13,925
                                                                         -------        -------
 Cash and cash equivalents at the end of the period                      $18,765        $17,683
                                                                         =======        =======

Supplemental disclosures of cash flow information
 Interest paid                                                           $    23        $    23
 Income taxes paid (refund), net                                         $  (594)       $(2,055)

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS IN THOUSANDS)

1.   UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to the fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 1997, which are included in the Company's Annual Report on Form 10-K for such year (the "1997 10-K"). The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 1997, was extracted from the audited consolidated financial statements contained in the 1997 10-K and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.

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


     CASTLE MOUNTAIN VENTURE

                                       TOTAL VENTURE      MK GOLD'S SHARE
                                       -------------      ---------------
     Results of Operations
     Three Months Ended March 31     1998       1997      1998      1997
     ---------------------------     ----       ----      ----      ----
     Product sales                  $ 7,122    $10,420   $ 1,781   $2,605

     Income (loss) before taxes     $(4,722)   $(1,792)  $(1,181)  $ (448)

     The Company owns a 53% interest in the American Girl Mining Joint Venture (the "AGMJV") which, prior to September 1996, operated a gold mine in Imperial County, California. After an extensive review of the operations at the AGMJV, the Company determined that continued operation at the AGMJV could not be economically justified. On September 5, 1996, the Company announced the suspension of operations at the AGMJV and subsequently began mine closure and reclamation operations. Mine closure and reclamation activities continued during the three months ended March 31, 1998.

  4.     ACCOUNTING STANDARDS

         REPORTING COMPREHENSIVE INCOME - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position.

         Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130. Accordingly, the Company determined that no transactions were considered to be an additional component of comprehensive income. Therefore, comprehensive income (loss) equaled net income (loss) for the three months ended March 31, 1998 and 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K").

GENERAL

During 1997, gold prices suffered a dramatic decline. This decline has had a significant impact throughout the industry, causing mine closures, reduction of operations at other mines and a reduction of exploration efforts. During 1997, the Company reviewed its operations in light of the gold market conditions and determined that it would not be able to recover its investment in the Castle Mountain Venture (the "CMV"). As reported in the 1997 10-K, the Company recorded an asset impairment of $1.8 million during the fourth quarter of 1997 relating to its investment in the CMV.

The Company holds a 53% interest in the American Girl Mining Joint Venture (the "AGMJV"). During the year ended December 31, 1996, the AGMJV continued to experience high mining costs. The Company reviewed several alternative operating and shut-down strategies and determined that no practical mining and processing method could be developed that would justify continued operations.
On September 5, 1996, the Company announced that it was suspending operations at the AGMJV and recorded a charge of $2.1 million during the third quarter of 1996 to provide for the Company's share of the expected closure and reclamation costs.

The project is under budget and ahead of schedule. During the fourth quarter of 1997, the company reviewed the remaining costs associated with mine closure and reclamation at the AGMJV. The revised estimates, combined with better than expected cash flows during 1997, indicated that the Company's provision for the AGMJV mine closure and reclamation should be reduced. Accordingly, the Company reported an addition to its earnings of $2.3 million during the fourth quarter of 1997. Closure and reclamation activities at the AGMJV continued during the first quarter of 1998.

RESULTS OF OPERATIONS

GOLD PRODUCTION: The Company's attributable share of gold production for the three months ended March 31, 1998, was 7,332 ounces, compared to 9,224 ounces for the three months ended March 31, 1997. This represents a 20% decrease in production totaling 1,892 ounces.

Production at the CMV decreased 20% to 5,865 ounces for the three months ended March 31, 1998, compared to 7,370 ounces for the same period in 1997. The decrease in production is attributable to the lower ore grade experienced in the Oro Belle, Hart Tunnel and Jumbo ("OBHT") pits and lower ore crushing rates resulting from weather related and mechanical problems. In addition, during the first quarter of 1997, the CMV processed stockpiled high grade material which increased the average grade of the material processed.

The Company's share of gold production at the AGMJV decreased 386 ounces to 1,467 ounces for the three months ended March 31, 1998, compared to 1,853 ounces for the same period in 1997. As described above, the Company is conducting closure and reclamation operations at the AGMJV. Gold production for the three months ended March 31, 1998, resulted from the continued leaching of the existing leach pads.

Product sales revenue for the three month period ended March 31, 1998 was $2.0 million, compared to $5.9 million for the same period in 1997. Product sales revenue for the 1997 period includes the recognition of $.2 million of deferred revenue associated with hedging activity. During the three months ended March 31, 1998, 5,000 ounces of gold were sold under forward sales contracts and 1,351 ounces were sold on the spot market. During the three months ended March 31, 1997, 3,600 ounces of gold were sold under forward sales contracts and 11,000 ounces were sold on the spot market. In addition to decreased product sales, revenue was negatively impacted by the decline in gold prices compared to the first quarter of 1997. Spot gold prices declined approximately 17% compared to the first quarter of 1997.

Revenue from mining services for the three months ended March 31, 1998 decreased 9% to $2.7 million, compared to $2.9 million for the three months ended March 31, 1997. Revenues decreased due to lower levels of road and leach pad construction work.

HEDGING ACTIVITY: For the three month period ended March 31, 1998, the average price realized per ounce of gold was $325, compared to $362 per ounce for the three months ended March 31, 1997. The average spot price for the three month period ended March 31, 1998 was $296 per ounce. For the nine months remaining in 1998, the Company has sold forward 4,000 ounces of gold at an average price of $315 per ounce and has purchased call options on 5,000 ounces at an average price of $360 per ounce. The Company has the ability to extend forward positions into the future.

GROSS PROFIT: The Company experienced a loss from product sales of $.2 million for the first quarter of 1998, compared to a gross profit of $.7 million for the same period in 1997, representing a decrease of $.9 million. The decrease is due to lower gold prices and reduced production volumes at the CMV.

Gross profit from contract mining operations for the three months ended March 31, 1998 increased $.1 million compared to the same period in 1997. Reductions in operating costs offset the impact of lower revenues.

EXPLORATION COSTS: Exploration costs for the quarter ended March 31, 1998 were $.6 million, an increase of 61% compared to $.3 million for the same period in 1997. The increase is due to increased activity relating to the Company's grassroots exploration programs in Nevada, Brazil and Mexico. The Company is evaluating other potential mining opportunities throughout the world, including North and South America.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses decreased 8% for the three month period ended March 31, 1998, compared to the same period in 1997. The decrease in expenses is due to cost reductions in outside services expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are its available resources of cash and cash equivalents, a $20 million credit facility and cash generated from mining operations and contract mining services.

At March 31, 1998, the Company had cash and cash equivalents of $18.8 million and gold bullion of $2.5 million representing an increase in cash and cash equivalents and gold bullion of $1 million from December 31, 1997.

Net cash used by operating activities was $.1 million for the three months ended March 31, 1998, compared to net cash provided by operating activities of $4.1 million for the same period in 1997.

During the quarter ended March 31, 1998, the Company received $.6 million of income tax refunds relating to the tax loss reported for the year ended December 31, 1997. The Company also received $.7 million of proceeds from the disposal of plant and equipment.

Additions to property, plant and mine development totaled $.1 million for the three months ended March 31, 1998, compared to $.3 million for the same period in 1997. For all periods presented, additions to property, plant and mine development equipment consisted of (i) mine development expenditures; (ii) construction expenditures for buildings, machinery, plant and equipment; and
(iii) expenditures for mobile mining service equipment.

Upon completion of production at a mine, the Company must make expenditures for reclamation and closure of the mine. The Company provides for future reclamation and mine closure liabilities on a units-of-production basis. At March 31, 1998, $2.7 million were accrued for such costs. In addition to the accruals, the Company and its joint venture partner are depositing cash in separate funds to cover future reclamation costs at the CMV properties.

The Company reviews the adequacy of its reclamation and mine closure liabilities in light of current laws and regulations and adjusts it liabilities as necessary.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

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

                                     MK GOLD COMPANY

                                    /s/ John C. Farmer
                                    -----------------------------------------
                                    JOHN C. FARMER
                                    Controller, Treasurer and Secretary
                                    (Authorized Signatory and
                                    Principal Financial and Accounting Officer)

Date:  May 13, 1998

                               INDEX TO EXHIBITS

Exhibits

27        Financial Data Schedule.