Form 10-Q
period 1998-06-30
MK GOLD CO
filed 1998-08-12
CIK 913586

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to__________


                        Commission file number 0-23042

                                MK GOLD COMPANY
                                ---------------
            (Exact name of registrant as specified in its charter)

           Delaware                                                  82-0487047
---------------------                                    -------------------------
 (State or other jurisdiction of                                  (I.R.S. Employer
   incorporation or organization)                               Identification No.)


         60 East South Temple, Suite 2100, Salt Lake City, Utah 84111
-----------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (801) 297-6900
-----------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
-----------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No ___
     ---



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 7, 1998, there were 19,464,466 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

As more fully described in the accompanying notes, the unaudited interim consolidated financial statements contained in this report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K"). The 1997 10-K contains information relevant to an analysis of the financial information contained in this report and for purposes of comparing the Company's results of operations for the three and six month periods ended June 30, 1998 with the same periods in the prior year.

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

----------------------------------------------------------------------------------------------------------------------

                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                         JUNE  30                   JUNE 30
                                                                       (UNAUDITED)                (UNAUDITED)
                                                                   1998          1997          1998          1997
                                                               -------------------------    ------------------------
Revenue
     Product sales                                             $     2,943   $     3,163   $     4,899   $     8,813
     Mining services                                                 2,962         2,905         5,640         6,139
                                                               -----------   -----------   -----------   -----------
Total revenue                                                        5,905         6,068        10,539        14,952

Costs and operating expenses
     Product sales                                                   3,173         3,036         5,312         8,326
     Mining services                                                 2,061         2,467         4,326         5,071
                                                               -----------   -----------   -----------   -----------
Total costs and operating expenses                                   5,234         5,503         9,638        13,397

Gross profit                                                           671           565           901         1,555

Exploration and project investigation costs                           (726)         (481)       (1,280)         (826)
General and administrative  expenses                                  (407)         (428)         (873)         (935)
                                                               -----------   -----------   -----------   -----------

Loss from operations                                                  (462)         (344)       (1,252)         (206)

Investment income                                                      285           302           561           479
Interest expense                                                       (19)          (47)          (42)          (70)
Gain (loss) on sale of assets                                           (1)            -            61             -
                                                               -----------   -----------   -----------   -----------
Income (loss) before income taxes                                     (197)          (89)         (672)          203

Income tax benefit (expense)                                            (5)           36            (5)          (81)
                                                               -----------   -----------   -----------   -----------

Net income (loss)                                              $      (202)  $       (53)  $      (677)  $       122
                                                               ===========   ===========   ===========   ===========

Basic and diluted income (loss) per share                           $(0.01)       $(0.00)       $(0.03)        $0.01

Basic and diluted weighted average shares
   used to compute income (loss) per share                      19,464,466    19,464,466    19,464,466    19,464,466



The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                               June 30,      Decmeber 31,
ASSETS                                           1998           1997
                                              (Unaudited)     (AUDITED)
                                             -------------   -------------

Current assets

  Cash and cash equivalents                       $19,250       $18,189

  Gold bullion held for sale                        1,472         2,031

  Receivables                                       1,569         1,637

  Other Receivables                                     -           918

  Refundable income taxes                               -           594

  Inventories

          Ore and in process                          541           395

          Materials and supplies                      478           674

  Deferred income taxes                               175           175

  Other                                               155           191
                                                  -------       -------

          Total current assets                     23,640        24,804
                                                  -------       -------

Property, plant and mine development, net           1,520         1,971

Deferred income taxes                                 412           412

Restricted cash                                     1,525         1,430
                                                  -------       -------

TOTAL ASSETS                                      $27,097       $28,617
                                                  =======       =======


                                                                (continued)

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

---------------------------------------------------------------------------------------------------------

                                                                   JUNE 30,                DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                 1998                     1997
                                                                 (UNAUDITED)                (AUDITED)
                                                                 -----------                ---------
Current liabilities

  Accounts payable                                                $  1,325                  $  1,358

  Current portion of mine closure liabilities                        2,000                     1,934

  Other accrued liabilities                                            820                     1,149
                                                                  --------                  --------

     Total current liabilities                                       4,145                     4,441
                                                                  --------                  --------

Reclamation liabilities                                                617                       569

Deferred revenue                                                     3,460                     4,055
                                                                  --------                  --------

Total liabilities                                                    8,222                     9,065
                                                                  --------                  --------

STOCKHOLDERS' EQUITY

Common stock, par value $.01, authorized 40,000,000 shares,
issued 19,464,466 shares at June 30, 1998 and December 31, 1997        195                        195

Capital in excess of par value                                      67,272                     67,272

Accumulated deficit                                                (48,564)                   (47,887)

Deferred compensation                                                  (28)                       (28)
                                                                  --------                   --------

Total stockholders' equity                                          18,875                     19,552
                                                                  --------                   --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 27,097                   $ 28,617
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


                                                                                                                       (concluded)

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30
                                                                                 1998                 1997
                                                                              (UNAUDITED)         (UNAUDITED)
                                                                              -----------         -----------
OPERATING ACTIVITIES
Net income (loss)                                                               $  (677)            $   122
                                                                                -------             -------
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
 Depreciation, depletion and amortization                                           551               1,172
 Receivable from sale of assets                                                       -                (918)
 Deferred taxes                                                                       -                  30
 Gain on sale of assets                                                             (61)                  -
 Changes in operating assets and liabilities:
                Gold bullion held for sale                                          559               2,169
                Receivables                                                          68                 (82)
                Refundable income taxes                                             594               2,346
                Inventories                                                          50               1,176
                Other current assets                                                 36                 (86)
                Restricted cash                                                     (95)                (40)
                Deferred revenue                                                   (595)               (615)
                Mine closure and reclamation liabilities                           (362)               (879)
                Accounts payable and other accrued liabilities                      114                 526
                                                                                -------             -------
Total adjustments                                                                   859               4,799
                                                                                -------             -------
Net cash provided (used) by operating activities                                    182               4,921
                                                                                -------             -------

INVESTING ACTIVITIES:
 Additions to property, plant and equipment                                        (106)             (1,149)
 Proceeds from disposition of property, plant and mine development                  985                 306
                                                                                -------             -------
 Net cash provided (used) by investing activities                                   879                (843)
                                                                                -------             -------

 INCREASE IN CASH AND CASH EQUIVALENTS                                            1,061               4,078
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                18,189              13,925
                                                                                -------             -------
 CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                             $19,250             $18,003
                                                                                =======             =======

Supplemental disclosures of cash flow information
 Interest paid                                                                  $    19             $    23
 Income taxes paid (refund), net                                                   (594)             (2,055)


The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS IN THOUSANDS)


1.   UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to the fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 1997, which are included in the Company's Annual Report on Form 10-K for such year (the "1997 10-K"). The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 1997, was extracted from the audited consolidated financial statements contained in the 1997 10-K and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.


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

CASTLE MOUNTAIN VENTURE
                                      Total Venture      MK GOLD'S SHARE
                                   -------------------  ------------------
     Results of Operations
     Six Months Ended June 30       1998       1997      1998      1997
     ------------------------       ----       ----      ----      ----

     Product sales                 $14,297    $21,404   $ 3,574   $ 5,351

     Income (loss) before taxes    $(7,850)   $(4,310)  $(1,963)  $(1,078)

     The Company owns a 53% interest in the American Girl Mining Joint Venture (the "AGMJV") which, prior to September 1996, operated a gold mine in Imperial County, California. After an extensive review of the operations at the AGMJV, the Company determined that continued operation at the AGMJV could not be economically justified. On September 5, 1996, the Company announced the suspension of operations at the AGMJV and subsequently began mine closure and reclamation operations. Mine closure and reclamation activities continued during the six months ended June 30, 1998.

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

        Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130. Accordingly, the Company determined that no transactions were considered to be an additional component of comprehensive income. Therefore, comprehensive income (loss) equaled net income (loss) for the three and six month periods ended June 30, 1998 and 1997.

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

The Company owns a 53% interest in the American Girl Mining Joint Venture (the "AGMJV"). Prior to September 1996, the AGMJV operated a gold mine in Imperial County, California. In September 1996, the Company suspended operations at the AGMJV and reclamation activities of the surface and underground operations were initiated. The project is under budget and ahead of schedule. Closure and reclamation activities at the AGMJV continued during the first and second quarters of 1998. Physical completion of the project is expected by late 1998.

RESULTS OF OPERATIONS

Gold Production: The Company's attributable share of gold production for the three and six month periods ended June 30, 1998, was 6,801 ounces and 14,133 ounces, respectively, compared to 8,986 ounces and 18,039 ounces for the three and six month periods ended June 30, 1997. This represents a decrease in production of 24% for the three month period and 22% for the six month period, compared to the same periods in 1997.

Gold production at the CMV decreased 1,760 ounces to 5,952 ounces for the three months ended June 30, 1998 and decreased 3,089 ounces to 11,817 ounces for the six months ended June 30, 1998. The decrease in production for the six months ended June 30, 1998 is attributable to the lower grade ore experienced in the Oro Belle, Hart Tunnel and Jumbo pits and lower ore crushing rates resulting from weather related and mechanical problems. In addition, during the first half of 1997, the CMV processed stockpiled high grade material which increased the average grade of the material processed.

Gold production at the AGMJV has significantly declined since the cessation of mining operations at the AGMJV in 1996. The Company is conducting closure and reclamation operations at the AGMJV. Gold production for the first half of 1998 resulted from the continued leaching and rinsing of existing leach pads.

Product sales revenue for the three and six month periods ended June 30, 1998 decreased $.2 million and $3.9 million, respectively, compared to the corresponding periods in 1997. During the six months ended June 30, 1998, 9,000 ounces were sold under forward sales contracts at an average price of $324 per ounce. An additional 7,220 ounces were sold on the spot market. Declining gold prices have had a negative impact on gold revenues. Spot gold prices have declined approximately 14% compared to the first six months of 1997. Product sales revenue for the three and six month periods ended June 30, 1998 also includes deferred revenue of $.3 million and $.6 million, respectively, associated with the settlement of a dispute in 1995 relating to the Company's mining contract at the CMV.

Revenue from mining services for the three and six month periods ended June 30, 1998 totaled $3 million and $5.6 million, respectively. Revenues for the three month period ended June 30, 1998 were comparable to the same period in 1997. Revenues for the six months ended June 30, 1998 decreased compared to the same period in 1997 as a result of lower levels of road and leach pad construction work.

HEDGING ACTIVITY: For the six month period ended June 30, 1998, the average gold price realized was $317 per ounce, compared to $368 per ounce for the six months ended June 30, 1997. The average spot price for the six month period ended June 30, 1998 was $298 per ounce.

GROSS PROFIT: The Company experienced a loss from product sales of $.2 million and $.4 million for the three and six month periods ended June 30, 1998, respectively, compared to a loss of $.1 million and $.5 million for the same periods in 1997.

Gross profit from contract mining operations increased $.5 million and $.2 million for the three and six month periods ended June 30, 1998, respectively, compared to the same periods in 1997. Reductions in operating costs have resulted in improved earnings.

EXPLORATION COSTS: The Company's objective is to grow through the discovery and acquisition of profitable mining properties and ventures. Pursuant to this objective, the Company has increased exploration expenditures and established various exploration programs over the past several months. Exploration and project investigation costs were $726,000 and $1,280,000 for the three and six month periods ended June 30, 1998, respectively, compared to $481,000 and $826,000 for the three and six month periods ended June 30, 1997.

Exploration activities for the first half of 1998 included drilling programs on two of the Company's five Nevada properties, as well as sampling and other reconnaissance work on the other three Nevada properties. Initial drilling programs have been completed on two of the properties with results justifying additional work. A third property is currently being drilled and has encountered favorable geology. Assays on the third property are pending. In addition, the Company established an exploration program in Mexico during the first quarter of 1998. This program has resulted in the acquisition of purchase options on six properties. The Company is currently evaluating all six properties. The Company has also acquired a base metal property in Brazil. A sampling program has been completed on this property, and the Company expects to commence a drilling program in August 1998.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses decreased to $.4 million and $.9 million for the three and six month periods ended June 30, 1998, respectively. This represents a decrease of 5% and 7% compared to the same periods in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are its available resources of cash and cash equivalents and cash generated from mining operations and contract mining services. In addition, the Company maintains a $20 million credit facility with Leucadia National Corporation, which was renewed effective March 1, 1998 for a period of three years. At June 30, 1998, the Company had cash and cash equivalents of $19.2 million and gold bullion of $1.5 million representing an increase in cash and cash equivalents and gold bullion of $.5 million from December 31, 1997.

Net cash provided by operating activities was $.2 million for the six months ended June 30, 1998, compared to net cash provided by operating activities of $4.9 million for the same period in 1997.

During the quarter ended March 31, 1998, the Company received $.6 million of income tax refunds relating to the tax loss reported for the year ended December 31, 1997. The Company also received $.7 million of proceeds from the disposal of plant and equipment.

Additions to property, plant and mine development totaled $.1 million for the six months ended June 30, 1998, compared to $1.1 million for the same period in 1997. For all periods presented, additions to property, plant and mine development equipment consisted of (i) mine development expenditures; (ii) construction expenditures for buildings, machinery, plant and equipment; and
(iii) expenditures for mobile mining service equipment.

Upon completion of production at a mine, the Company must make expenditures for reclamation and closure of the mine. The Company provides for future reclamation and mine closure liabilities on a units-of-production basis. At June 30, 1998, $2.6 million were accrued for such costs. In addition to the accruals, the Company and its joint venture partner are depositing cash in a separate fund to cover future reclamation costs at the CMV properties.

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. Such statements are based upon the Company's current expectations and may include information with respect to future revenues, income or loss and capital expenditures; exploration efforts; plans for growth and future operations; financing needs; as well as assumptions relating to the foregoing. There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. These risks include, but are not limited to, economic recessions, fluctuations in gold prices, risks associated with closure and reclamation of mines, risks associated with exploration activities in foreign countries and the United States, the ability of the Company to acquire and fund new mining projects and other factors identified from time to time in the Company's press releases and periodic reports filed with the Securities and Exchange Commission. When used in this report, the words "estimates", "expects", "anticipates", "forecasts", "plans", "intends", and variations of such words or similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The Company's forward-looking statements apply only as of the date made. The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

On May 22, 1998, the Company held its annual meeting of stockholders in Salt Lake City, Utah. The only item of consideration was the election of three directors with the votes tabulated as follows: Ian M. Cumming received 14,829,503 shares voting in favor and 23,650 shares were withheld; Joseph S. Steinberg received 14,829,503 shares voting in favor and 23,650 shares were withheld; and G. Frank Joklik received 14,829,503 shares voting in favor and 23,650 shares were withheld. Four directors who were not up for re-election continue to serve as directors of the
Company: Gordon J. Humphrey, James P. Miscoll, Robert V. Hansberger and Robert
S. Shriver.

ITEM 5.  OTHER INFORMATION
------   -----------------

On June 30, 1998, the Board of Directors of the Company announced the resignation of Robert V. Hansberger as Chairman of the Company, and the appointment of G. Frank Joklik as the Company's new Chairman. Mr. Hansberger will continue to be a member of the Board of Directors. Concurrent with his appointment as Chairman of the Company, Mr. Joklik is taking a leave of absence from his position as President and Chief Executive Officer of the Company. The leave of absence will allow Mr. Joklik to fulfill his responsibilities as President and Chief Executive Officer of the Salt Lake Organizing Committee for the 2002 Olympic Winter Games while remaining involved in the strategic decisions of the Company. Donald L. Babinchak has been appointed by the Board of Directors as interim President and Chief Executive Officer of the Company. Mr. Babinchak has been the Director of Human Resources of the Company since 1996. In addition, John C. Farmer, the Controller, Treasurer and Secretary of the Company, has been appointed to the position of Chief Financial Officer of the Company.

In July 1998, the Company was informed it was not maintaining the minimum bid price requirements for continued quotation on the Nasdaq National Market System ("Nasdaq NMS"), and that its common stock could be subject to delisting from Nasdaq NMS. Nasdaq has provided the Company until October 14, 1998 to regain compliance with the minimum bid price criteria. The Company is evaluating various alternatives in order to regain compliance with the Nasdaq maintenance standards, and the Company is discussing these alternatives with Nasdaq. If, however, the Company is unable to regain compliance, the Company's Common Stock may be delisted. If the Company's Common Stock is delisted from Nasdaq NMS and does not qualify for listing on the Nasdaq SmallCap Market, trading, if any, in the Company's Common Stock may thereafter be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements, or in what are commonly referred to as the "pink sheets". As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock. In addition, if the Company's Common Stock were delisted from Nasdaq NMS, trading of the Common Stock would be subject to "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. Consequently, delisting of the Company's Common Stock from Nasdaq NMS, if it were to occur, and if the Common Stock was not eligible for trading on the Nasdaq SmallCap Market, could affect the ability or willingness of broker-dealers to sell the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market.

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


                               MK GOLD COMPANY


                               /s/ John C. Farmer
                               -------------------------------------------
                               JOHN C. FARMER
                               Chief Financial Officer
                               (Authorized Signatory and
                               Principal Financial and Accounting Officer)



Date:  August 11, 1998

                                 INDEX TO EXHIBITS

Exhibits

27        Financial Data Schedule.