Form 10-Q
period 1998-09-30
MK GOLD CO
filed 1998-11-12
CIK 913586

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to __________


                        Commission file number 0-23042


                                MK GOLD COMPANY
                                ---------------
            (Exact name of registrant as specified in its charter)



        Delaware                                            82-0487047
   --------------------                                    ------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


         60 East South Temple, Suite 2100, Salt Lake City, Utah 84111
   --------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (801) 297-6900
   --------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
   --------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 6, 1998, there were 19,464,466 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

As more fully described in the accompanying notes, the unaudited interim consolidated financial statements contained in this report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K"). The 1997 10-K contains information relevant to an analysis of the financial information contained in this report and for purposes of comparing the Company's results of operations for the three and nine month periods ended September 30, 1998 with the same periods in the prior year.

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                            SEPTEMBER  30                SEPTEMBER 30
                                             (UNAUDITED)                 (UNAUDITED)
                                          1998          1997          1998          1997
                                      ------------  ------------  ------------  ------------

Revenue
          Product sales               $         23  $      1,433  $      4,922  $     10,246
          Mining services                    3,006         3,179         8,646         9,318
                                      ------------  ------------  ------------  ------------
Total revenue                                3,029         4,612        13,568        19,564

Costs and operating expenses
          Product sales                        217         1,766         5,529        10,092
          Mining services                    2,366         2,521         6,692         7,592
                                      ------------  ------------  ------------  ------------
Total costs and operating expenses           2,583         4,287        12,221        17,684

Gross profit                                   446           325         1,347         1,880

Exploration and project
 investigation costs                          (922)         (715)       (2,202)       (1,541)
General and administrative expenses           (361)         (347)       (1,234)       (1,282)
                                      ------------  ------------  ------------  ------------
Loss from operations                          (837)         (737)       (2,089)         (943)

Investment income                              278           247           839           726
Interest expense                               (20)          (34)          (62)         (104)
Gain (loss) on sale of assets                  198             -           259             -
                                      ------------  ------------  ------------  ------------
Loss before income taxes                      (381)         (524)       (1,053)         (321)

Income tax benefit (expense)                     -            10            (5)          (71)
                                      ------------  ------------  ------------  ------------
Net loss                              $       (381) $       (514) $     (1,058) $       (392)
                                      ============  ============  ============  ============

Basic and diluted loss per share      $      (0.02) $      (0.03) $      (0.05) $      (0.02)

Basic and diluted weighted average
 shares used to compute loss per share  19,464,466    19,464,466    19,464,466    19,464,466




                 The accompanying notes are an integral part
                   of the consolidated financial statements.

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars except per share data)
--------------------------------------------------------------------------------

                                              SEPTEMBER 30, DECEMBER 31,
ASSETS                                            1998         1997
                                               (UNAUDITED)   (AUDITED)
                                               -----------   ---------

Current assets

  Cash and cash equivalents                         $16,275   $18,189

  Gold bullion held for sale                          2,979     2,031

  Receivables                                         1,671     1,637

  Other Receivables                                     140       918

  Refundable income taxes                                 -       594

  Inventories

          Ore and in process                            581       395

          Materials and supplies                        427       674

  Deferred income taxes                                 175       175

  Other                                                 136       191
                                                    -------   -------

          Total current assets                       22,384    24,804
                                                    -------   -------

Property, plant and mine development, net             1,448     1,971

Deferred income taxes                                   412       412

Restricted cash                                       1,579     1,430
                                                    -------   -------

TOTAL ASSETS                                        $25,823   $28,617
                                                    =======   =======




                                                            (CONTINUED)

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars except per share data)
--------------------------------------------------------------------------------

                                                                   SEPTEMBER 30,    DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                   1998            1997
                                                                    (UNAUDITED)      (AUDITED)
                                                                    -----------      ---------
Current liabilities

  Accounts payable                                                     $  1,234       $  1,358

  Current portion of mine closure liabilities                             1,449          1,934

  Other accrued liabilities                                                 843          1,149
                                                                       --------       --------

     Total current liabilities                                            3,526          4,441
                                                                       --------       --------

Reclamation liabilities                                                     641            569

Deferred revenue                                                          3,162          4,055
                                                                       --------       --------

Total liabilities                                                         7,329          9,065
                                                                       --------       --------

STOCKHOLDERS' EQUITY

Common stock, par value $.01, authorized 40,000,000 shares,
19,464,466 shares issued and outstanding at September 30, 1998
and December 31, 1997                                                       195            195

Capital in excess of par value                                           67,272         67,272

Accumulated deficit                                                     (48,945)       (47,887)

Deferred compensation                                                       (28)           (28)
                                                                       --------       --------

Total stockholders' equity                                               18,494         19,552
                                                                       --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 25,823       $ 28,617
                                                                       ========       ========

                    The accompanying notes are an integral
                part of the consolidated financial statements.

                                                            (CONCLUDED)

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                                                NINE MONTHS ENDED
                                                                                  September 30
                                                                           1998               1997
                                                                        (UNAUDITED)        (UNAUDITED)
                                                                        -----------        -----------
OPERATING ACTIVITIES
Net loss                                                                    ($1,058)           $  (392)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
 Depreciation, depletion and amortization                                       772              1,857
 Receivable from sale of assets                                                (140)                 -
 Deferred taxes                                                                   -                 10
 Gain on sale of assets                                                        (259)            (1,244)
 Changes in operating assets and liabilities:
                     Gold bullion held for sale                                (948)               622
                     Receivables                                                (34)              (712)
                     Refundable income taxes                                    594              2,346
                     Inventories                                                 61              1,433
                     Other current assets                                        55               (133)
                     Restricted cash                                           (149)               (50)
                     Deferred revenue                                          (893)            (1,177)
                     Mine closure and reclamation liabilities                  (413)               701
                     Accounts payable and other accrued liabilities            (430)              (240)
                                                                           --------            -------
Total adjustments                                                            (1,784)             3,413
                                                                           --------            -------

Net cash provided (used) by operating activities                             (2,842)             3,021
                                                                           --------            -------

INVESTING ACTIVITIES:
 Additions to property, plant and equipment                                    (218)            (1,242)
 Proceeds from disposition of property, plant and mine development            1,146                382
                                                                           --------            -------
 Net cash provided (used) by investing activities                               928               (860)
                                                                           --------            -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (1,914)             2,161
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             18,189             13,925
                                                                           --------            -------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                         $ 16,275            $16,086
                                                                           ========            =======

Supplemental disclosures of cash flow information:
 Interest paid                                                             $     38            $   104
 Income taxes paid (refund), net                                               (594)            (2,055)


                 The accompanying notes are an integral part
                   of the consolidated financial statements.

MK GOLD COMPANY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands)
--------------------------------------------------------------------------------


1.   UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to the fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 1997, which are included in the Company's Annual Report on Form 10-K for such year (the "1997 10-K"). The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 1997, was extracted from the audited consolidated financial statements contained in the 1997 10-K and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.


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

CASTLE MOUNTAIN VENTURE
                                          Total Venture       MK GOLD'S SHARE
                                       -------------------  -------------------
Results of Operations
Nine Months Ended September 30            1998      1997      1998       1997
------------------------------          --------   -------   -------    -------

Product sales                           $ 20,284   $32,134   $ 5,071    $ 8,034

Loss before taxes                       $(12,264)  $(7,518)  $(3,066)   $(1,880)

The loss before income taxes recorded on MK Gold's books for the CMV after reflecting previously recorded impairment was $1,239 for the nine months ended September 30, 1998.

The Company owns a 53% interest in the American Girl Mining Joint Venture (the "AGMJV") which, prior to September 1996, operated a gold mine in Imperial County, California. After an extensive review of the operations at the AGMJV, the Company determined that continued operation at the AGMJV could not be economically justified. On September 5, 1996, the Company announced the suspension of operations at the AGMJV and subsequently began mine closure and reclamation operations. Mine closure and reclamation activities continued during the nine months ended September 30, 1998.

4.   NEW ACCOUNTING STANDARDS

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

     Effective January 1, 1998, the Company adopted the provisions of SFAS No.
     130. Accordingly, the Company determined that no transactions were considered to be an additional component of comprehensive income. Therefore, comprehensive income (loss) equaled net income (loss) for the three and nine month periods ended September 30, 1998 and 1997.

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

The Company owns a 53% interest in the American Girl Mining Joint Venture (the "AGMJV"). Prior to September 1996, the AGMJV operated a gold mine in Imperial County, California. In September 1996, the Company suspended operations at the AGMJV and reclamation activities of the surface and underground operations were initiated. The project is under budget and ahead of schedule. Closure and reclamation activities at the AGMJV continued through the third quarter of 1998. Physical completion of the project is expected by late 1998.

The Company has grassroots exploration programs in Nevada, Mexico and Brazil. During the past year, these programs have resulted in the acquisition of 15 properties including six in Nevada, six in Mexico and three in Brazil.

Exploration efforts during the last nine months included mapping, sampling, geophysical survey and over 19,000 feet of drilling. The results of this work are being evaluated.

RESULTS OF OPERATIONS

Gold Production: The Company's attributable share of gold production for the three and nine month periods ended September 30, 1998, was 5,184 ounces and 19,317 ounces, respectively, compared to 9,105 ounces and 27,144 ounces for the three and nine month periods ended September 30, 1997. This represents a decrease in production of 42% for the three month period and 17% for the nine month period, compared to the same periods in 1997.

Gold production at the CMV decreased 3,116 ounces to 5,173 ounces for the three months ended September 30, 1998 and decreased 7,098 ounces to 20,046 ounces for the nine months ended September 30, 1998. The decrease in production for the three and nine months ended September 30, 1998 is attributable to the lower grade ore experienced in the Oro Belle, Hart Tunnel and Jumbo pits, production delays caused by a pitwall failure and mechanical problems associated with the primary crusher. In addition, during the first nine months of 1997, the CMV processed stockpiled high grade material which increased the average grade of the material processed during that period.

Gold production at the AGMJV has significantly declined since the cessation of mining operations at the AGMJV in 1996. The Company is conducting closure and reclamation operations at the AGMJV. Gold production at AGMJV for the first nine months of 1998 resulted from the continued leaching and rinsing of existing leach pads.

Product sales revenue for the three and nine month periods ended September 30, 1998 decreased $1.4 million and $5.3 million, respectively, compared to the corresponding periods in 1997. Because of low gold prices, the Company sold only 79 ounces of gold during the third quarter of 1998. During the nine months ended September 30, 1998, 9,000 ounces were sold under forward sales contracts at an average price of $324 per ounce. An additional 7,299 ounces were sold on the spot market. Declining gold prices have had a negative impact on gold revenues. Spot gold prices have declined approximately 14% compared to the first nine months of 1997. Product sales revenue for the three and nine month periods ended September 30, 1998 also includes deferred revenue of $.3 million and $.9 million, respectively, associated with the settlement of a dispute in 1995 relating to the Company's mining contract at the CMV.

Revenue from mining services for the three and nine month periods ended September 30, 1998 totaled $2.8 million and $7.8 million, respectively. Revenues for the three month period ended September 30, 1998 were comparable to the same period in 1997. Revenues for the nine months ended September 30, 1998 decreased compared to the same period in 1997 as a result of lower levels of road and leach pad construction work.

HEDGING ACTIVITY: For the nine month period ended September 30, 1998, the average gold price realized was $317 per ounce, compared to $361 per ounce for the nine months ended September 30, 1997. The average spot price for the nine month period ended September 30, 1998 was $295 per ounce.

GROSS PROFIT: The Company experienced a loss from product sales of $.2 million and $.6 million for the three and nine month periods ended September 30, 1998, respectively, compared to a loss of $.3 million and income of $.2 million for the same periods in 1997. Gross profit for 1998 has been adversely impacted by the decline in gold prices compared to the same periods in 1997.

Gross profit from contract mining operations for the three months ended September 30, 1998 was comparable to the same period in 1997. Gross profit from contract mining operations increased $.2 million for the nine months ended September 30, 1998, compared to the same period in 1997. Reductions in operating costs resulted in improved profit margins for the nine month period.

EXPLORATION COSTS: The Company's objective is to grow through the discovery and acquisition of profitable mining properties and ventures. Pursuant to this objective, the Company has increased exploration expenditures and established various exploration programs over the past several months. Exploration and project investigation costs were $.9 million and $2.2 million for the three and nine month periods ended September 30, 1998, respectively, compared to $.7 million and $1.5 million for the three and nine month periods ended September 30, 1997.

The Company's exploration program in Nevada expanded in the third quarter with the acquisition of a property in central Nevada and the staking of additional claims near that location. Previously identified targets were drilled on three of the Company's Nevada properties with drill results pending on two of the properties. Mapping and sampling activities occurred on two other Nevada properties.

The Company's exploration activities in Mexico focused on the identification and acquisition of properties in central Mexico. Mapping and sampling began on the six properties acquired during the quarter. These properties cover known mineral showings in an area known as Piedra Gorda.

Brazilian exploration efforts during the third quarter included the acquisition of two properties. The Company is currently mapping and sampling these properties. The Company completed a drilling program on a third property. Drilling results are pending.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $.4 million and $1.2 million for the three and nine month periods ended September 30, 1998, respectively. This represents an increase of 4% for the three months ended September 30, 1998 and a decrease of 4% for the nine months ended September 30, 1998, compared to the same periods in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are its available resources of cash and cash equivalents and cash generated from mining operations and contract mining services. In addition, the Company maintains a $20 million credit facility with Leucadia National Corporation, which was renewed effective March 1, 1998 for a period of three years. At September 30, 1998, the Company had cash and cash equivalents of $16.3 million and gold bullion of $3 million representing a decrease in cash and cash equivalents and gold bullion of $1 million from December 31, 1997.

Net cash used by operating activities was $2.8 million for the nine months ended September 30, 1998, compared to net cash provided by operating activities of $3 million for the same period in 1997. The Company's gold bullion inventories increased during the first nine months of 1998. In addition, the Company received a significant tax refund during the 1997 period.

During the quarter ended March 31, 1998, the Company received $.6 million of income tax refunds relating to the tax loss reported for the year ended December 31, 1997. The Company also received $1.1 million of proceeds from the disposal of plant and equipment, during 1998.

Additions to property, plant and mine development totaled $.2 million for the nine months ended September 30, 1998, compared to $1.2 million for the same period in 1997. For all periods presented, additions to property, plant and mine development equipment consisted of (i) mine development expenditures; (ii) construction expenditures for buildings, machinery, plant and equipment; and
(iii) expenditures for mobile mining service equipment.

Upon completion of production at a mine, the Company must make expenditures for reclamation and closure of the mine. The Company provides for future reclamation and mine closure liabilities on a units-of-production basis. At September 30, 1998, $2.1 million were accrued for such costs. In addition to the accruals, the Company and its joint venture partner are depositing cash in a separate fund to cover future reclamation costs at the CMV properties. The Company reviews the adequacy of its reclamation and mine closure liabilities in light of current laws and regulations and adjusts it liabilities as necessary.

In October 1998, the Company announced a share repurchase program. The Board of Directors of the Company has authorized the repurchase of up to 2 million shares.

YEAR 2000 COMPLIANCE

The Company has performed an analysis and has implemented procedures to address year 2000 issues. The Company is converting its financial systems to year 2000 systems with project completion scheduled for March 31, 1999. The Company does not anticipate a significant cost to modify its systems to accommodate the impact of the upcoming change in the century. Although the Company is working cooperatively with certain third parties, the Company cannot give any assurances that the systems of other parties will be year 2000 compliant on a timely basis.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. Such statements are based upon the Company's current expectations and may include information with respect to future revenues, income or loss and capital expenditures; exploration efforts; plans for growth and future operations; financing needs; as well as assumptions relating to the foregoing. There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. These risks include, but are not limited to, economic recessions, fluctuations in gold prices, risks associated with closure and reclamation of mines, risks associated with exploration activities in foreign countries and the United States, the ability of the Company to acquire and fund new mining projects and other factors identified from time to time in the Company's press releases and periodic reports filed with the Securities and Exchange Commission. When used in this report, the words "estimates", "expects", "anticipates", "forecasts", "plans", "intends", "believes", and variations of such words or similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The Company's forward-looking statements apply only as of the date made. The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

ITEM 5.  OTHER INFORMATION
------   -----------------

In July 1998, the Company was informed it was not maintaining the minimum bid price requirements for continued quotation on the Nasdaq National Market System ("Nasdaq NMS"), and that its common stock could be subject to delisting from Nasdaq NMS. The Company has requested a hearing from the Nasdaq Hearings Department and has submitted a plan to regain compliance with the minimum bid price criteria. As part of this plan, the Board of Directors of the Company has called a Special Meeting of its Stockholders to approve an amendment to the Company's Certificate of Incorporation to effect a one for three reverse stock split. The Special Meeting is scheduled for November 24, 1998. The Company believes that the reverse stock split, if approved and implemented, will enable the Company to regain compliance with the Nasdaq maintenance standards. If, however, the Company is unable to regain compliance, the Company's Common Stock may be delisted. If the Company's Common Stock is delisted, trading, if any, in the Company's Common Stock may thereafter be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements, or in what are commonly referred to as the "pink sheets". As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock. In addition, if the Company's Common Stock were delisted from Nasdaq NMS, trading of the Common Stock would be subject to "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. Consequently, delisting of the Company's Common Stock from Nasdaq NMS, if it were to occur, could affect the ability or willingness of broker-dealers to sell the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market.

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



Date:  November 12, 1998

                                 INDEX TO EXHIBITS

Exhibits

27              Financial Data Schedule.