Form 10-K405
period 1998-12-31
MK GOLD CO
filed 1999-03-31
CIK 913586

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              -------------------

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1998
                                   OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____ to ____

                          Commission File No. 0-23042

                                MK GOLD COMPANY

               (Exact name of registrant as specified in charter)

        Delaware                                               82-0487047
-------------------------------                          ----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 18, 1999, the aggregate market value of the Registrant's voting common stock held by nonaffiliates of the Registrant based upon the last sale price reported for such date on the OTC Bulletin Board was approximately $4,430,970.


The number of shares of the Registrant's Common Stock outstanding as of March 18, 1999 was 19,261,929.

                      DOCUMENTS INCORPORATED BY REFERENCE


Certain portions of the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 1999 Annual Meeting of Stockholders of the Registrant is incorporated by reference into Part III of this Form 10-K.

================================================================================

                                MK GOLD COMPANY
                          ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1998



                               TABLE OF CONTENTS

                                    PART I
                                                                                                         PAGE
Items 1. and 2. Business and Properties                                                                   I-1

Item  3.        Legal Proceedings                                                                         I-6

Item  4.        Submission of Matters to a Vote of Security Holders                                       I-6

Item 10.        Executive Officers of the Registrant                                                      I-6

                                    PART II

Item  5.        Market for the Registrant's Common Stock and Related Stockholder Matters                 II-1

Item  6.        Selected Financial Data                                                                  II-1

Item  7.        Management's Discussion and Analysis of Financial Condition and Results of Operations    II-3

Item  8.        Financial Statements and Supplementary Data                                              II-9

Item  9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    II-28

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

Item 12.        Security Ownership of Certain Beneficial Owners and Management                          III-1

Item 13.        Certain Relationships and Related Transactions                                          III-1

                                    PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                          IV-1

                Signatures                                                                               IV-2

     This report contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's plans, objectives, goals, strategies and financial performance. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Cautionary Statement for Forward-Looking Information" and elsewhere in this report.

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

     The Company is engaged in the business of mining gold and exploring for and acquiring gold and other metal properties. The Company currently holds a joint venture interest in one producing gold mining project, provides contract mining services to that project, and holds a joint venture interest in a gold project that is currently in the process of mine closure and reclamation. See Items 1 and 2 - "Business and Properties--Properties and Operations."

     On January 30, 1997, the Board of Directors elected to change the fiscal year end of the Company to December 31. In March 1997, the Company filed a Transition Report on Form 10-K for the nine months ended December 31, 1996. Accordingly, references in this report to "transition 1996" refer to the nine month period ended December 31, 1996.

                           Properties and Operations

Castle Mountain

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

     The Castle Mountain Mine is located in San Bernardino County, California, approximately 70 miles south of Las Vegas, Nevada. Mining operations at the Castle Mountain Mine commenced in June 1991, followed by commercial production in April 1992. Operations are expected to continue through 2001, with gold production extending into 2002. In 1999, the mining operations are expected to have an average waste to ore ratio of approximately 2.66:1 and are expected to produce approximately 17.5 million tons of ore and waste. Ore is subjected to a combination of milling and heap leaching.

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

     Contract Mining. Pursuant to a Contract Mining Agreement with the CMV, the Company performs mining services at the Castle Mountain Mine (i.e., all work necessary to bring the ore to the crusher, including removal of overburden and waste materials, drilling and blasting, and hauling). The Contract Mining Agreement is subject to periodic price adjustments.

     Total tons mined at the CMV during 1998 decreased to 17 million tons from
17.9 million tons in 1997. This decrease in production was caused by mining schedule changes early in 1998 and a wall failure at the CMV's Oro Belle Hart Tunnel ("OBHT") pit in July 1998. Production in the OBHT pit decreased while the slide area was remediated. Production at the CMV's Jumbo pit was increased to offset decreased production in the OBHT pit. The price received by the Company for contract mining services performed during 1998 was $0.77 per ton while costs amounted to $.70 per ton. Additionally, the Company recorded $612,000 of net income from non-mining earth work at the CMV during 1998.

     The Company's cost containment efforts at the CMV continued during 1998 and included the use of subcontractors for drilling and blasting, the implementation of an improved maintenance program and the retirement of high cost equipment.

     CMV Operations. In 1998, MK Gold's 25% share of cash flow used in CMV operations, after capital expenditures, was $(1.3) million. CMV gold production was 89,136 ounces with cash costs at $323 per ounce. The Company's 25% share of production in 1998 was 22,284 ounces as compared to 30,601 for the year ended December 31, 1997. Gold Production and ore tonnage losses occurred as a result of a three week primary crusher failure.

     Several mining claims controlled by the CMV are subject to production-based net smelter return royalty payments and other royalty payments. Under the terms of the royalty agreements, the CMV is required to make annual rental or advance royalty payments. Royalty payments made by the CMV for 1998 totaled $262,000, including the Company's attributable share of $66,000.

     Based upon a $300 per ounce gold price, the estimated reserves and stockpiles as of December 31, 1998 at the Castle Mountain Mine contain 357,929 ounces. The Company's attributable share is 89,842 ounces. After recovery losses, but including residual heap leach production, the Company's share is expected to be 70,691 ounces. Cash operating costs are expected to be $343 per ounce in 1999, a 6.2% increase from 1998. Ore grade processed is expected to increase from .027 ounces per ton in 1998 to .029 ounces per ton in 1999, an increase of 7.4%. Higher grade ore mined in 1999 is expected to be stockpiled for mill processing in the year 2000. Budgets are being reviewed and operating strategies examined to improve 1999's performance. After 1999, the Company anticipates that operating costs will decrease and ore grades will increase until ore reserves are exhausted. Closure and reclamation is expected to begin in 2001 and will take approximately three years.

     The tables below present the reserve and operating data for the CMV at December 31, 1998.


                         PROVEN AND PROBABLE RESERVES*


     Total ore tons................................   9,752,479
     Waste to ore ratio............................      1.64:1
     Average ore grade (oz./ton)...................      0.0367
     Cutoff grade (oz./ton)........................        .013

     Total contained ounces including stockpiles...     357,929
     MK Gold share (25%) contained.................      89,482
     MK Gold share (25%) recoverable...............      70,691
-------------------

*Reserves were calculated by Viceroy Resource Corp. Reserves represent mineable and diluted tons and do not reflect losses in the recovery process. The estimates of reserves at December 31, 1998 are based on an assumed gold price of $300 per ounce and include previously mined ore in stockpiles near the primary crusher. The reserves were calculated with cut high grade assay values.
Reserve estimates were determined by use of mapping, drilling, metallurgical testing and other standard evaluation methods generally applied by the mining industry, including computer block modeling.

                                OPERATING DATA
                        (000's except grade and ounces)
                                 (100% Basis)

                                                                    Year Ended           Year Ended           Year Ended
                                                                   December 31,         December 31,         December 31,
                                                                       1998                 1997                 1996
                                                                ------------------   ------------------   ------------------
Tons mined                                                                 17,032               17,864               14,911
Tons ore mined                                                              3,843                3,572                3,673
Ore tons to pad*                                                            3,891                4,103                4,123
Tons to mill                                                                   58                  412                  407
Avg. grade crushed (opt)                                                    0.027                0.038                0.038
Overall gold recovery                                                        84.8                 78.5                 78.0
Avg. mill head grade (opt)                                                   .108                 .138                 .122
Mill recovery**                                                              45.0%                49.7%                43.3%

Ounces of gold produced
Mill**                                                                      2,817               28,264               21,427
Leach                                                                      86,319               94,139              100,765
Total gold production                                                      89,136              122,403              122,192
Ounces of silver produced                                                  32,731               51,901               71,088

Cost per ounce
Cash cost per ounce                                                       $   323             $    278             $    275
Non-cash cost per ounce                                                        45                  104                   92
Total cost per ounce                                                      $   368             $    382             $    367

______________________

*Includes previously mined ore from stockpiles.
**Based on gold extracted during milling. Does not reflect gold leached from milled material after stacked on pad.

American Girl - Oro Cruz

     The Company holds a 53% interest in the American Girl Mining Joint Venture, a California general partnership (the "AGMJV"). Hecla Mining Company ("Hecla") owns the remaining 47% interest. The AGMJV is governed by a management committee composed of two members appointed by the Company and two members appointed by Hecla. The Company serves as the manager of the AGMJV for a monthly fee of 2% of the cash operating costs and capital expenditures, excluding royalty payments. Management fees paid to the Company were less than $.1 million for 1998.

     Prior to September 1996, the AGMJV operated the American Girl Mine and the Oro Cruz Mine. These adjacent projects are located in Imperial County, California, approximately 15 miles northwest of Yuma, Arizona. Full scale open pit and underground mining operations at the AGMJV were suspended in September 1996, crushing and milling operations ceased in October 1996 and reclamation activities of the surface and underground operations were initiated.

     The reclamation costs at the AGMJV are significantly below budget. Gold recovery from the leach pads has exceeded projections and proceeds from the disposal of idle equipment have been greater than originally estimated. As a result of these positive variances, the Company reduced its mine closure and reclamation reserve and recognized $2.3 million of income relating to operations at the AGMJV during the fourth quarter of 1997. The reclamation efforts at the AGMJV continued during 1998, and it is expected that full mine reclamation will be completed by the end of 1999.

                                 Exploration

     The Company is continuing to search for profitable investment opportunities. The Company has grassroots exploration programs in Nevada, Mexico and Brazil. During 1998, these programs resulted in the acquisition of claims or other interests in 10 properties in connection with new or existing exploration projects of the Company, including three properties in Nevada, six in Mexico and one in Brazil. During 1998, the Company also examined properties in Australia, Spain, Bolivia, Chile, Canada, Peru and the western United States. The Company continues to evaluate Exploration projects on a worldwide basis. Each of the Company's active exploration projects is described below.

Diamond Valley Project

     The Company's Diamond Valley Project is a joint venture with Phelps Dodge Exploration Company to explore, develop and produce precious and other metals from the Diamond Valley property in Elko County, Nevada. During 1999, the Company will commence an exploration program on the property consisting of sampling, geophysics and drilling.

Bottom Line Project

     The Company's Bottom Line Project is located in Humbolt and Lander County, Nevada, 15 miles west of Battle Mountain. It consists of 150 unpatented lode claims covering approximately 3,000 acres. The property was acquired in 1998. The 1999 exploration program for the Bottom Line project will include mapping, sampling and geophysical surveys.

California Mountain Project

     The Company's California Mountain Project is located in Elko County, Nevada and consists of 122 unpatented lode claims covering over 2,400 acres. The exploration program for 1999 will include sampling, geophysics and drilling.

Red Rock Project

     The Company's Red Rock Project is located in Elko County, Nevada, approximately 25 miles southeast of Carlin, Nevada. The Red Rock Project consists of 913 unpatented lode claims covering approximately 21,000 acres.

     During 1997, the Company conducted exploratory drilling at the Red Rock Project. The results of this drilling were sufficient to justify additional exploratory work. During 1998, the Company conducted geologic mapping, sampling, geophysical surveys and additional drilling. Exploration efforts at the Red Rock Project will continue during 1999.

RBX Project

     The Company's RBX Project is located in Lander County, Nevada, approximately 50 miles southwest of Battle Mountain, Nevada. The RBX Project consists of 88 unpatented lode claims covering approximately 1,760 acres.

     Initial rock chip and soil sampling at the RBX Project were sufficient to justify a geophysical survey, which was conducted in June 1998. An exploratory drilling program on targets generated from this survey was completed in 1998. Drilling results are being evaluated to determine the nature of 1999 exploration activities for the RBX Project.

Lodi Project

     The Company's Lodi Project is located at the north end of the Lodi Valley, approximately 15 miles northeast of Gabbs, Nevada. The Lodi Project consists of 46 unpatented lode claims covering approximately 920 acres.


     In 1997, the Company drilled five exploratory holes at the Lodi Project. Assay results for gold were low, but sufficiently anomalous to justify additional drilling. In June 1998, an additional five exploratory holes were drilled, showing a significant increase in gold and previously unrecognized mineral zoning. The Company will conduct additional sampling during 1999 to determine whether further drilling is warranted.

Dawn Project

     The Company's Dawn Project is located in the Simon Mining District in Mineral County, Nevada, approximately 20 miles south of Gabbs, Nevada. The Dawn Project consists of 54 unpatented lode claims over approximately 1,000 acres.

     During 1998, the Company conducted geologic mapping and rock and soil sampling. A nine-hole drilling program was completed in the fourth quarter of 1998. Results of the 1998 program are being evaluated.

Furnas Project

     In 1998, the Company purchased an option to acquire the mineral rights to a silver-zinc property located in the State of Sao Paulo, Brazil. The Company completed a drill program at the Furnas Project in October 1998. Results of the drilling program did not indicate economic mineralization. The Company has discontinued exploration activity at this project.

Zacatecas Project

     The Company's conducts its exploration activities in Mexico through its wholly-owned subsidiary, MK Gold de Mexico. MK Gold de Mexico has an option to acquire mineral rights to six properties in Zacatecas, Mexico. The 1999 exploration program will include mapping, sampling and drilling, if justified.

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

                                 Industry Segment Data

     Industry segment data for the Company is provided in Note 7 to the Company's Consolidated Financial Statements, included in Part II of this report.

                                 Environmental Matters

     The Company is committed to fulfilling its requirements under various federal, state, and local laws and regulations governing protection of the environment. In 1997, the Company received the California Mining Association's "Excellence in Reclamation" award for work performed at the AGMJV during 1996. Environmental laws are continually changing and, as a general matter, are becoming more restrictive. The Company's policy is to conduct its business in a manner that safeguards public health and mitigates the environmental effects of its mining operations. To comply with these federal, state and local laws, the Company has made, and in the future may be required to make, capital and operating expenditures. However, the Company does not anticipate that it will be required to make any extraordinary capital or operating expenditures for environmental compliance during the remainder of its current fiscal year or the succeeding fiscal year.

                                 Employees

     At December 31, 1998 the Company employed 90 people, including 5 in the gold mining segment, 75 in mining services, and 10 at the home office. The Company has made, and barring exploration or acquisition success, it anticipates that it will continue to make reductions in the number of employees of the Company. In addition to its geology staff, the Company uses contract professionals to conduct exploration throughout the world.

ITEM 3.  LEGAL PROCEEDINGS

     As previously reported by the Company, the Company has filed a complaint against Morrison Knudsen Corporation ("MK"), seeking a declaration that MK's agreement not to compete with the Company is valid, binding and enforceable. A trial date is currently scheduled for August 16, 1999.

     On February 11, 1999, MK filed a separate complaint against the Company in the U.S. District Court for the District of Idaho (Civil No. CV 99-0064-SBLW). The complaint alleges that the Company has breached an agreement with MK relating to the use of the name "MK Gold Company." MK is seeking an injunction preventing the Company from using the name "MK Gold Company." The Company has filed a motion to dismiss MK's complaint. Alternatively, the Company has requested a stay of the proceeding, or to have venue transferred to the U.S. District Court for the District of Utah.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 24, 1998, the Company held a special meeting of stockholders in Salt Lake City, Utah. The only item of consideration was the approval of a proposed amendment to the Company's Certificate of Incorporation to effect a one-for-three reverse split of the Company's Common Stock. The reverse split was proposed as a means to regain compliance with the listing requirements of the Nasdaq Stock Market.

     The proposed amendment received 17,735,741 shares voting in favor of the amendment, 296,156 shares voting against the amendment, and 83,400 shares abstaining. The Board of Directors of the Company reserved the right to abandon the amendment if they determined that the reverse split was not in the best interests of the stockholders. On December 18, 1998, the Company announced that the Board of Directors had abandoned the amendment and the reverse split. See
Item 5. "Market for the Company's Common Stock and Related Stockholder Matters."


ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Following is a schedule of names and certain information regarding all of the executive officers of the Company, as of March 19, 1999:

Name                     Age       Position
----                     ---       --------
G. Frank Joklik           70       Chairman of the Board

Donald L. Babinchak       63       President and Chief Executive Officer

James G. Baughman         42       Exploration Manager

John C. Farmer            49       Chief Financial Officer, Secretary

Larry L. Lackey           63       Chief Geologist

Thomas G. White           55       Manager of Operations


     G. Frank Joklik became Chairman of the Board of the Company on June 30, 1998, and has been a director since June 6, 1995. Mr. Joklik served as President and Chief Executive Officer of the Company from November 1, 1995 through June 30, 1998. Concurrent with his appointment as Chairman of the Board, Mr. Joklik took a leave of absence from his position as President and Chief Executive Officer of the Company in order to fulfill his responsibilities to the Salt Lake Organizing Committee for the 2002 Olympic Winter Games. Prior to joining the Company, Mr. Joklik was the President and Chief Executive Officer of Kennecott Corporation.

     Donald L. Babinchak has served as interim President and Chief Executive Officer of the Company since June 30, 1998. Mr. Babinchak has also served as the Director of Human Resources of the Company since March 25, 1996. Mr. Babinchak was formerly Vice President of Human Resources and Administration of Kennecott Corporation.

     James G. Baughman has been the Company's Exploration Manager since September 15, 1996 and an officer of the Company since March 21, 1997. Prior to joining MK Gold, Mr. Baughman was a field and staff geologist for a number of companies at locations in the lower United States, Alaska, Mongolia and South America.

     John C. Farmer was appointed Chief Financial Officer of the Company on June 30, 1998. Mr. Farmer has also served as the Company's Controller, Treasurer and Secretary since April 25, 1996. Mr. Farmer was formerly the Chief Financial Officer of Dyno Nobel Inc.

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

                                    PART II


ITEM 5.    MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

     Until January 6, 1999, the Company's Common Stock was traded on the NASDAQ National Market System under the symbol "MKAU". On January 6, 1999, the Company's Common Stock was delisted from trading on the Nasdaq National Market System for failure to meet the minimum bid price requirement and the minimum market value of public float requirement of the Nasdaq Stock Market. The Company's Common Stock is currently traded on the NASD OTC Bulletin Board under the symbol "MKAU".

     The following table sets forth the high and low sales prices for the Company's Common Stock as reported by the NASDAQ National Market System by quarter for the years ended December 31, 1998 and December 31, 1997.

                                                    Year Ended
        Quarter                  --------------------------------------------------
         Ended                      December 31, 1998          December 31, 1997
         -----                   -----------------------    -----------------------
                                  High             Low       High             Low
                                 -------         -------    -------         -------
          3/31                   $1.5310          $.8750     $2.313          $1.375
          6/30                    1.2500           .8125      2.063           1.500
          9/30                     .8125           .5625      2.000           1.313
         12/31                     .8125           .4375      1.875            .938

     As of March 18, 1999, the number of registered holders of the Company's Common Stock was approximately 169 (not including beneficial owners of the Company's Common Stock held in the name of a broker, dealer, bank, voting trustee or other nominee).

     The Company does not intend to pay any cash dividends with respect to its Common Stock in the foreseeable future. The Company did not pay any dividends during 1998 or the two preceding fiscal years.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

                                 MKGOLD COMPANY


                       SELECTED FIVE-YEAR FINANCIAL DATA
  (in thousands, except share and ounce amounts, per share and per ounce data)


                                                          Year Ended                   Nine Months Ended         Fiscal Year Ended
                                             ------------------------------------   -----------------------   --------------------
                                             December     December     December     December     December       March        March
                                              31, 1998     31, 1997     31, 1996     31, 1996     31, 1995     31, 1996    31, 1995
                                             ---------    ---------    ---------    ---------    ---------    ---------   ---------
OPERATING DATA
Revenue:
     Product sales                           $   9,017    $  16,656    $  20,929    $  14,284    $  19,399    $  26,044   $  29,636
     Mining services                            11,065       11,233        8,927        7,065        6,477        8,339       9,436
                                             ---------    ---------    ---------    ---------    ---------    ---------   ---------

Total revenue                                   20,082       27,889       29,856       21,349       25,876       34,383      39,072
Gross profit (loss):
     Product sales                                 400          127       (2,033)        (271)        (277)      (2,039)      2,643
     Mining services                             1,730        1,307        1,095          757        1,292        1,630       2,953
                                             ---------    ---------    ---------    ---------    ---------    ---------   ---------

Total gross profit (loss)                        2,130        1,434         (938)         486        1,015         (409)      5,596
Exploration costs                               (3,068)      (2,306)      (2,161)      (1,455)      (1,028)      (1,734)     (1,214)
General and administrative expenses             (1,661)      (1,650)      (2,829)      (1,683)      (2,655)      (3,801)     (2,656)
Provision for mine closure and reclamation           -        2,330       (2,100)      (2,100)           -            -           -
Equity in loss of unconsolidated
 affiliates                                          -            -          (58)           -       (1,480)      (1,538)       (629)

Provision for impairment of long-lived
 assets                                              -       (1,800)     (27,935)           -       (5,946)     (33,881)
                                             ---------    ---------    ---------    ---------    ---------    ---------   ---------


INCOME (LOSS) FROM OPERATIONS                $  (2,599)   $  (1,992)   $ (36,021)   $  (4,752)   $ (10,094)   $ (41,363)  $   1,097
                                             =========    =========    =========    =========    =========    =========   =========

NET INCOME (LOSS) PER COMMON SHARE           $   (0.07)   $   (0.05)   $   (2.06)   $   (0.24)   $   (0.41)   $   (2.24)   $   0.04

BALANCE SHEET DATA (At end of period)
Total assets                                 $  24,848    $  28,617    $  32,978    $  32,978    $  67,568    $  39,206   $  96,566
Long-term debt                                    None         None         None         None         None         None          16
Stockholders' equity                            18,171       19,552       20,444       20,444       60,364       24,999      68,288
OTHER FINANCIAL DATA:
Depreciation, depletion, and amortization:
     Product Sales                                 947        2,403        4,686        3,070        6,130        7,549       8,433
     Mining services                                86           66          165           83          801        1,133       1,107
Capital expenditures                               233        1,230        2,147        1,194        7,280        6,717       3,010
Payments of long-term debt                           -            -            -            -       20,024       20,024       7,330
OTHER DATA
Gold ounces sold                                25,091       42,600       43,800       29,300       48,805       61,525      73,810
Gold ounces produced                            25,292       34,426       54,294       38,249       46,185       61,881      74,473
Gold ounces in inventory, at end of year         7,273        7,072       16,282       16,282        6,240        7,418      10,326
Average gold price realized (per ounce)      $     311    $     351    $     406    $     404    $     397    $     400   $     401
Average spot gold price (per ounce)                295          333          386          385          386          389         383
Average costs per ounce (a)(b):
     Mine production costs                         320          270          312          282          289          295         230
     Royalties                                       3            8           12           10           17           18          18
                                             ---------    ---------    ---------    ---------    ---------    ---------   ---------
     Production costs                              323          278          324          292          306          313         248
     Depreciation, depletion and
      amortization                                  41          101           86           81          132          122         128

     Reclamation                                     4            3            3            4            2            4           2
                                             ---------    ---------    ---------    ---------    ---------    ---------   ---------

Full costs                                   $     368    $     382    $     413    $     377    $     440    $     439   $     378


(a) Production costs include costs and operating expenses for mining, milling, processing, project-site administration and royalties, but exclude exploration costs and interest expense. Full costs include all production costs, plus depreciation, depletion and amortization relating to each operating mine, divided by total ounces of gold produced. Per ounce costs are normalized for fluctuations in waste stripping costs between the actual waste to ore ratio and the mine life average waste to ore ratio. Data on average costs per ounce may not correspond to expense reported in the financial statements in any given year because of the timing and methods of recognizing costs of production.
        Production costs represent costs incurred in the year in which gold ounces are produced. In contrast, costs of sales are recognized when gold ounces are delivered. Gold ounces delivered in one year may have been produced in that year or may have been drawn from inventory at the beginning of the year. Hence, costs associated with gold ounces sold in one year may be reflective of average production costs in a previous year.

(b) Average cost per ounce for the years ended December 31, 1998 and 1997 and nine months ended December 31, 1996 includes only the cost for the Castle Mountain Venture.

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

     This section contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's plans, objectives, goals, strategies and financial performance. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Cautionary Statement for Forward-Looking Information" below and elsewhere in this report.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1997

                                Gold Production

     The Company's attributable share of gold production decreased 27% to 25,292 ounces in 1998 from 34,426 ounces in 1997. Production at the Castle Mountain Mine decreased 27% to 22,284 ounces during 1998 compared to 30,601 ounces in 1997. The decrease is due to lower ore grades and reduced production resulting from a wall failure in July 1998 followed by a crusher failure in August. The wall failure occurred in the OBHT pit and negatively impacted production through November. The crusher failure impacted production for six weeks. Gold production from the AGMJV was 3,008 ounces in 1998 compared to 3,825 ounces in 1997. Gold production at the AGMJV resulted from the continued rinsing of the leach pad during reclamation.

                                    Revenue

     Product sales revenue decreased $7.6 million or 46% to $9.1 million for 1998 compared to $16.7 million for 1997 as a result of decreased gold production at the Company's mining ventures and reduced gold prices. The average price realized per ounce of gold decreased to $311 during 1998 compared to $351 in 1997. The decrease in gold production is attributable to the lower grades and production problems experienced at the CMV, as well as the closure of the AGMJV. Gold production at the AGMJV is attributable to the continued rinsing of the leach pads during reclamation and mine closure activities.

     Revenue derived from mining services is primarily dependent upon the quantities of materials mined during the period. Revenue from mining services decreased 1% to $11.1 million in 1998 from $11.2 million in 1997. The decrease was due to lower production volumes experienced as a result of a wall failure at the CMV. See Items 1 and 2 - "Business and Properties-Properties and Operations."

                                Hedging Activity

     For 1998, the average gold price realized per ounce for the 25,091 ounces sold was $311 per ounce compared to an average spot price of $295 per ounce. During 1998, 13,000 ounces of the total gold sold were delivered under the Company's hedging program at an average price of $317 per ounce. For 1997, the average price realized for the 42,600 ounces sold was $351 per ounce compared with the average spot price of $333 per ounce. During 1997, 19,600 ounces were delivered under the Company's hedging program at an average price of $366 per ounce. At December 31, 1998, the Company had no forward sales contracts.

                                  Gross Profit

     Gross profit from product sales was negatively impacted by an 11% decline in gold prices during 1998. Offsetting the decline in product sales was a decrease in production costs as well as income generated during the AGMJV closure and reclamation activities. Gross margin increased from $.2 million in 1997 to $.4 million in 1998. As a percentage of sales, gross profit was 5% in 1998 compared to 1.2% in 1997.

     Gross profit from mining services increased 32% to $1.7 million in 1998 from $1.3 million in 1997. The increase was attributable to higher margin work performed in an effort to remediate the wall failure experienced at the CMV. As a percentage of mining revenue, gross profit was 11.8% in 1998 compared to 8.8% in 1997.

                               Exploration Costs

     Exploration costs increased 33% to $3.1 million compared to $2.3 million in 1997. In 1998, the Company added an exploration program in Mexico to its existing exploration programs in Nevada and Brazil. The Company acquired claims or other interests in properties in Nevada, Mexico and Brazil. The 1998 exploration efforts included drilling properties in Nevada and Brazil. The Company also examined properties in Australia, Spain, Bolivia, Chile, Canada, Peru as well as the western United States. See Items 1 and 2 - "Business and Properties-Properties and Operations."

                      General and Administrative Expenses

     General and administrative expenses for 1998 remained at a level comparable to 1997, increasing only $.01 million or .7%.

                                Interest Expense

     Interest expense decreased 40% to $.08 million in 1998 from $.14 million in 1997. Interest expense was primarily the cost of the commitment fee on the Company's standby credit facility.

                                  Income Taxes

     During 1998, the Company determined that it would not be able to fully utilize its tax asset. As a result, it reduced its tax asset to an amount that would more likely than not be realized through future taxable income. Accordingly, the Company's deferred tax asset was reduced by $.16 million. See
Note 8 to the Company's Consolidated Financial Statements.

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

                                    Revenue

     Product sales revenue decreased $4.2 million or 20% to $16.7 million for 1997, down from $20.9 million for 1996 as a result of decreased gold production at the Company's mining ventures and reduced gold prices. The average price realized per ounce of gold decreased to $351 during 1997, compared to $406 in 1996. The decrease in gold production was attributable to the suspension of mining operations at the AGMJV. Gold production at the AGMJV during 1997 was the result of continued leaching and rinsing of the leach pads during reclamation and mine closure activities.

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

                                  Gross Profit

     Gross profit from product sales for 1997 was negatively impacted by a 22% decline in gold prices during the year. Offsetting the impact of reduced gold prices was an improvement in production costs, the closure of mining operations at the AGMJV, and a reduction in contract mining costs at the CMV. Accordingly, gross profit from product sales increased to $.2 million for 1997 from a negative $2 million in 1996. As a percentage of total product sales, gross profit was 1.2% in 1997 compared to a negative 7.8% in 1996. The full cost per ounce of gold produced decreased to $382 per ounce in 1997 from $413 per ounce in 1996.

     Gross profit from mining services increased 19% to $1.3 million in 1997 from $1.1 million in 1996. The increase was attributable to higher volumes of material mined. During the first quarter of 1996, mining activity was reduced as a result of a contract dispute. The settlement of the dispute resulted in a new Contract Mining Agreement which provided for increased production volumes at a reduced price. As a percentage of mining service revenue gross profit was 8.8% in 1997 compared to 11.6% in 1996.

                               Exploration Costs

     Exploration costs increased 7% to $2.3 million in 1997 compared to $2.2 million in 1996. In 1997, the Company had exploration programs in Brazil and Nevada which resulted in the acquisition of claims or other interests in some properties in Nevada. The Company also examined properties in Canada, Peru, Bolivia, Chile, Australia, and the western United States.

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

                      Equity in Unconsolidated Affiliates

     Equity in unconsolidated affiliates represents the Company's investment in Arlo Resources, Ltd. stock. The Company sold its investment in Arlo on September 10, 1996 pursuant to which the Company received approximately $1.2 million. Prior to the sale of Arlo in 1996, the Company's investment in Arlo was written down by $0.4 million to $1.2 million.

                                Interest Expense

     Interest expense increased 99% to $.14 million in 1997 from $.07 million in 1996. Interest was primarily the cost of the commitment fee on the Company's standby credit facility.

                                  Income Taxes

     During 1997, the Company determined that the ability of the Company to utilize its tax asset was uncertain. As a result it reduced its tax asset to an amount that would more likely than not be realized through future taxable income. Accordingly, the Company's deferred tax asset was reduced by $0.6 million. See Note 8 to the Company's Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are its available resources of cash and cash equivalents and cash generated from mining operations and contract mining services. In addition, the Company maintains a $20 million credit facility with Leucadia. At December 31, 1998, the Company had cash and cash equivalents of $15.7 million and gold bullion of $2.1 million, representing a decrease in cash and cash equivalents and gold bullion of $2.4 million from December 31, 1997.

     In September 1993, the Company entered into a $20.0 million credit facility (the "Credit Facility") with Canadian Imperial Bank of Commerce ("CIBC"). In connection with the acquisition by Leucadia of MK's 46.4% interest in the Company in June 1995, Leucadia purchased, at par, all of CIBC's interest as lender under the Credit Facility and released MK from its guarantee obligations under the Credit Facility. During the 1996 fiscal year, the Company repaid all amounts due under the revolving credit facility with Leucadia. In March 1998, the Company renegotiated the Credit Facility and entered into a new credit agreement with Leucadia. Pursuant to the new credit agreement, the Credit Facility will expire on September 15, 2000, unless terminated earlier. The Credit Facility may be terminated by Leucadia on December 15 of any year, provided Leucadia notifies the Company of such termination prior to September 15 of such year.

     Net cash used by operating activities was a $3.5 million for 1998 compared to net cash provided by operations of $5.0 million for 1997. Although the Company expects that its cash and cash equivalents will be sufficient to cover operating expenses for several years, the cash generated by the Company's operations is not sufficient to cover the Company's projected operating expenses, general and administrative expenses and exploration costs. Accordingly, the Company's cash and cash equivalents are being depleted under current operating conditions. Further, the significant decline in gold prices has had an adverse impact on the amount of cash provided by operating activities. The Company's cash operating costs per ounce of gold produced in 1998 exceeded the average gold price during the year. Although cash operating costs are expected to improve in 1999, depressed gold prices will continue to limit the amount of cash provided by operating activities. Therefore, unless gold prices increase or the Company is able to significantly reduce its costs of production, it is likely that the Company's cash and cash equivalents will continue to be depleted.

     The Company's current sources of funds available to fund new mining projects are limited. Accordingly, the ability of the Company to commence new mining projects may be dependent upon the Company's ability to obtain additional sources of funds to finance any such mining projects. While the Company believes that it may be able to obtain financing for new mining projects through project financing or otherwise, no assurances can be given that such financing will be available or that the Company would be able to obtain such financing on favorable terms.

     Additions to property, plant and equipment totaled $.2 million for 1998, $1.2 million for 1997 and $1.2 million for the nine-month transition period ended December 31, 1996. For all periods presented, additions to property, plant and equipment consisted of (i) mine development expenditures; (ii) construction expenditures for buildings, machinery, plant and equipment; and (iii) expenditures for mobile mining service equipment.

     Upon completion of production at a mine, the Company must make expenditures for reclamation and closure of the mine. The Company provides for future reclamation and mine closure liabilities on a units-of-production basis. At December 31, 1998, $1.8 million was accrued for such costs. In addition to the accruals, the Company and its joint venture partner are depositing cash in a separate fund to cover future reclamation costs at the CMV properties. The Company reviews the adequacy of its reclamation and mine closure liabilities in light of current laws and regulations and adjusts its liabilities as necessary.

     In October 1998, the Company announced a share repurchase program. The Board of Directors of the Company authorized the repurchase of up to 2 million shares. As of March 15, 1999, 173,700 shares had been repurchased by the Company under the repurchase program.

The Year 2000 Issue

     The Company has performed an analysis and has implemented procedures to address year 2000 issues. The Company is converting its financial systems to year 2000 compliant systems, with project completion scheduled for March 31, 1999. The Company does not anticipate a significant cost to modify its systems to accommodate the impact of the upcoming change in the century. Although the Company is working cooperatively with certain third parties, the Company cannot give any assurances that the systems of other parties will be year 2000 compliant on a timely basis. In the most reasonably likely worst-case scenario involving the failure of the Company's systems and applications or those operated by others, the Company's business, financial condition and results of operations would be materially adversely affected. However, an estimate of the dollar amount of such an adverse effect cannot be practically determined at this time.

Cautionary Statement for Forward Looking Information

     Certain information set forth in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of federal securities laws. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, exploration efforts, financing needs, plans or intentions relating to acquisitions by the Company and other information that is not historical information. When used in this report, the words "estimates," "expects," "anticipates," "forecasts," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. Additional forward-looking statements may be made by the Company from time to time. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.

     The Company's forward-looking statements are based upon the Company's current expectations and various assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs and projections will result or be achieved or accomplished. The Company's forward-looking statements apply only as of the date made. The Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

     There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. In addition to the other factors and matters discussed elsewhere in this report, the following factors are among the factors that could cause actual results to differ materially from the forward-looking statements. Any forward-looking statements made by or on behalf of the Company should be considered in light of these factors.

 Volatility of Gold Prices

     A significant portion of the Company's revenues are derived from the sale of gold and the Company's results of operations are directly affected by the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, including expectations regarding inflation, global and regional demand and political and economic conditions and production costs in major gold-producing regions. Gold prices are also affected by worldwide production levels. In addition, the price of gold has on occasion been subject to very rapid short-term changes because of speculative activities. The Company seeks to mitigate this risk, in part, through periodic forward sales of a portion of its gold production at fixed future prices. Hedging transactions result in a reduction in possible revenue if the hedged price is less than the market price at the time of settlement. Additional risks associated with hedging activities could result from the inability of the Company to deliver gold from production in settlement of forward sales contracts or to extend delivery dates under such contracts, at a time when spot market prices are higher than the forward sales contract delivery price.

 Imprecision of Reserve Estimates

     The ore reserve figures presented in this report for the CMV are estimates, and no assurance can be given that the indicated levels of gold recovery will be realized. Gold reserve estimates are expressions of judgment based on knowledge, experience and industry practices. Valid estimates made at a given time may significantly change when new information becomes available. While the Company believes that the reserve estimates presented in this report are well established, reserve estimates are necessarily imprecise and depend to some extent on statistical inferences, which may prove unreliable. The reserve estimates have been determined based on assumed gold prices, cut-off grades and operating costs that may prove to be inaccurate. Fluctuations in the market price of gold may render uneconomic the mining of ore reserves containing relatively lower grades of mineralization.

 Risks of Exploration and Development Stage Projects

     There are a number of uncertainties inherent in any gold exploration and development program, including the location of economic ore bodies, the development of appropriate metallurgical processes, the receipt of necessary governmental permits and the construction of mining and processing facilities. Substantial expenditures may be required to pursue such exploration and development activities. Assuming discovery of an economic ore body and, depending on the type of mining operation involved, several years may elapse from the initial stages of development until commercial production is commenced. New mining operations frequently experience unexpected problems during the exploration and development stages and during the initial production phase. In addition, preliminary reserve estimates may prove inaccurate. Accordingly, there can be no assurance that the Company's current exploration and development programs will result in any new commercial mining operations or yield new reserves to replace and expand current reserves.

 Political Risks of Development in Foreign Countries

     The Company is currently conducting exploration activities in certain foreign countries, including Brazil and Mexico. Foreign operations may be subject to uncertain political and economic environments, foreign currency controls and fluctuations, as well as risks of war and civil disturbances. Other events may limit or disrupt a project, restrict the movement of funds, result in the deprivation of contract rights, the taking of property by nationalization or expropriation without fair compensation, increases in foreign taxation or limits on repatriations of earnings. Furthermore, it is particularly important that the Company maintain good relationships with the governments in the countries in which it operates.

 Environmental and Other Laws and Regulations

     The Company's activities are subject to extensive federal, state and local laws and regulations controlling not only the exploration and mining of mineral properties, but also the actual or potential effects of such activities upon the environment. To the extent the Company undertakes new mining activities in foreign countries, the Company also will be subject to such laws and regulations in these jurisdictions. Compliance with any such laws and regulations may necessitate significant capital outlays, may materially affect the economics of a given project, may cause material changes or delays in the Company's intended activities or may cause the Company to discontinue operations at a given project. New or different standards imposed by any governmental authority in the future may adversely affect the Company's activities.

 Mining Risks and Insurance

     The business of mining is generally subject to certain types of risks and hazards, including environmental hazards, industrial accidents, unusual or unexpected rock formations, cave-ins, flooding, bullion losses and periodic interruptions due to inclement or hazardous weather conditions. Such risks could result in damage to, or destruction of, mineral properties or production facilities, personal injury, environmental damage, delays in mining, monetary losses and possible legal liability. No assurance can be given that insurance to cover these risks will be available to the Company at economically feasible premiums. Insurance against environmental risks (including potential for pollution or other hazards as a result of the disposal of waste products occurring from production) is not generally available to the Company or to other companies within the industry.

 Competition

     There is significant competition for the acquisition of properties producing or capable of producing gold and other metals. The Company may be at a competitive disadvantage in acquiring additional mining properties since it must compete with other individuals and companies, many of which may have greater financial resources and larger technical staffs than the Company. As a result of this competition, the Company may be unable to acquire attractive mining properties on terms it considers acceptable. The number of persons skilled in the operation and development of mining properties is also limited and significant competition exists for such individuals. As a result of this competition, the Company may find it difficult to attract skilled individuals to conduct mining operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (Unaudited)
(Thousands of dollars except share data)

     Selected quarterly financial data for the years ended December 31, 1998 and 1997 is presented below.

1998 Quarters                                    1st                 2nd                3rd                4th
Revenue                                       $4,634              $5,905             $3,029             $6,514
Gross profit                                     230                 671                446                783
Net loss                                        (475)               (202)              (381)              (223)
Loss per share                                 (0.02)              (0.01)             (0.02)             (0.02)

1997 Quarters                                    1st                 2nd                3rd                4th
Revenue                                       $8,884              $6,068             $4,612             $8,325
Gross profit (loss)                              990                 565                325               (446)
Net income (loss)                                175                 (53)              (514)              (610)
Income (loss) per share                         0.01               (0.00)             (0.03)             (0.03)

                         INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of MK Gold Company

     We have audited the accompanying consolidated balance sheets of MK Gold Company as of December 31, 1998 and December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996. Our audits also included the financial statement schedule listed in
Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MK Gold Company at December 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP

Salt Lake City, Utah
February 12, 1999

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars except share data)
--------------------------------------------------------------------------------

                                                                                                              Nine Months
                                                       Year Ended                 Year Ended                    Ended
                                                       December 31,               December 31,               December 31,
                                                          1998                        1997                       1996
                                                      -------------               ------------               ------------
REVENUE:

  Product sales                                         $     9,017                $    16,656                $    14,284
  Mining services                                            11,065                     11,233                      7,065
                                                        -----------                -----------                -----------

           Total revenue                                     20,082                     27,889                     21,349
                                                        -----------                -----------                -----------

COSTS AND OPERATING EXPENSES:
  Product sales                                               8,617                     16,529                     14,555
  Mining services                                             9,335                      9,926                      6,308
                                                        -----------                -----------                -----------

           Total costs and operating expenses                17,952                     26,455                     20,863
                                                        -----------                -----------                -----------

GROSS PROFIT                                                  2,130                      1,434                        486

EXPLORATION COSTS                                            (3,068)                    (2,306)                    (1,455)
GENERAL AND ADMINISTRATIVE EXPENSES                          (1,661)                    (1,650)                    (1,683)
PROVISION FOR MINE CLOSURE AND RECLAMATION                        -                      2,330                     (2,100)
PROVISION FOR IMPAIRMENT OF LONG-LIVED ASSETS                     -                     (1,800)                         -
                                                        -----------                -----------                -----------

LOSS FROM OPERATIONS                                         (2,599)                    (1,992)                    (4,752)

Gain on sale of assets                                          455                        141                          -
Investment income and dividends, net                          1,104                      1,013                        572
Interest expense                                                (81)                      (137)                       (69)
                                                        -----------                -----------                -----------

Loss before income taxes                                     (1,121)                      (975)                    (4,249)
Income tax provision                                           (160)                       (27)                      (332)
                                                        -----------                -----------                -----------

NET LOSS                                                $   (1,281)                $   (1,002)                $   (4,581)
                                                        ===========                ===========                ===========

Basic and diluted loss per common share                 $     (0.07)               $     (0.05)               $     (0.24)
Basic and diluted weighted average shares used
  to compute loss per common share                       19,406,679                 19,464,466                 19,397,800


See notes to consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED BALANCE SHEETS
(Thousands of dollars except share data)
-------------------------------------------------------------------------------

                                                                        December     December
 ASSETS                                                                 31, 1998     31, 1997
                                                                        --------     --------
CURRENT ASSETS:
  Cash and cash equivalents                                             $ 15,687     $ 18,189
  Receivables                                                              2,428        1,637
  Other receivables                                                            -          918
  Refundable income taxes                                                      -          594
  Inventories                                                              3,408        3,100
  Deferred income taxes                                                      123          175
  Other                                                                      283          191
                                                                        --------     --------

           Total current assets                                           21,929       24,804

  Property, plant and mine development, net                                1,189        1,971
  Deferred income taxes                                                      304          412
  Restricted cash                                                          1,426        1,430
                                                                        --------     --------

TOTAL ASSETS                                                            $ 24,848     $ 28,617
                                                                        ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      $  1,749     $  1,838
  Current portion of mine closure liabilities                              1,105        1,934
  Other accrued liabilities                                                  293          669
                                                                        --------     --------

           Total current liabilities                                       3,147        4,441

  Mine closure and reclamation liabilities                                   666          569
  Deferred revenue                                                         2,864        4,055
                                                                        --------     --------

           Total liabilities                                               6,677        9,065
                                                                        --------     --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01; 19,464,466 shares issued
     and 19,261,929 shares outstanding at December 31, 1998;
     19,464,466 shares issued and outstanding at December 31, 1997           195          195
  Capital in excess of par value                                          67,146       67,272
  Accumulated deficit                                                    (49,168)     (47,887)
  Treasury stock                                                              (2)           -
  Deferred compensation                                                        -          (28)
                                                                        --------     --------

           Total stockholders' equity                                     18,171       19,552
                                                                        --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 24,848     $ 28,617
                                                                        ========     ========

See notes to consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Thousands of dollars except share data)
-------------------------------------------------------------------------------

                                                                                                  Net
                                                                                              Unrealized
                                    Shares of                                                  Gain on
                                     Common               Capital in    Accum-                Securities   Deferred
                                      Stock      Common   Excess of     ulated     Treasury   Available    Compen-    Comprehensive
                                   Outstanding   Stock    Par Value    (Deficit)    Stock      for Sale     sation    Income (Loss)
                                   -----------   ------   ----------   ---------   --------   ----------   --------   -------------
April 1, 1996                       19,397,800     $194      $67,105    $(42,304)                   $ 57       $(53)
Comprehensive Loss:                                                                                                      $(4,581)
Net loss                                                                  (4,581)
Other comprehensive loss,
  consisting of the
  reclassification
  adjustment for realized
  gains of securities
  available for sale
  included in net loss                                                                               (57)                    (57)

Other comprehensive loss                                                                                                 $(4,638)

Deferred compensation                                            109                                            (26)
                                   -----------   ------      -------    --------              ----------   --------    ---------

December 31, 1996                   19,397,800      194       67,214     (46,885)                               (79)

Net loss                                                                  (1,002)
Deferred compensation                                                                                            51
Shares issued                           66,666        1           58
                                   -----------   ------      -------    --------              ----------   --------

December 31, 1997                   19,464,466      195       67,272     (47,887)                      -        (28)

Net loss                                                                  (1,281)
Deferred compensation
Shares redeemed - treasury stock      (202,537)                 (126)                    (2)
                                   -----------   ------      -------    --------   --------   ----------   --------

December 31, 1998                   19,261,929     $195      $67,146    $(49,168)       $(2)           -          -
                                   ===========   ======      =======    ========   ========   ==========   ========

See notes to consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
--------------------------------------------------------------------------------

                                                                                                        Nine Months
                                                                         Year Ended     Year Ended         Ended
                                                                         December 31    December 31     December 31,
                                                                            1998           1997             1996
                                                                         -----------    -----------     ------------
OPERATING ACTIVITIES:
  Net loss                                                                $(1,281)         $(1,002)       $  (4,581)
  Adjustment to reconcile net loss to net cash
     provided (used) by operating activities:
    Deferred compensation                                                      28               51               83
    Deferred taxes                                                            160              628            2,344
    Provision for impairment of long-lived assets                               -            1,800                -
    Depreciation, depletion, and amortization                               1,068            2,510            3,168
    Gain on sale of assets                                                   (455)            (141)               -
    Changes in operating assets and liabilities:
      Receivables                                                            (791)            (623)             640
      Income taxes payable/refundable                                         594            1,752           (3,154)
      Inventories                                                            (308)           5,485           (1,589)
      Other current assets                                                    (92)             (34)             307
      Restricted cash                                                           4             (220)            (474)
      Deferred revenue                                                     (1,191)          (1,479)          (1,875)
      Mine closure and reclamation liabilities                               (732)          (3,094)           1,914
      Accounts payable and other accrued liabilities                         (465)            (585)            (701)
                                                                          -------          -------        ---------

           Net cash provided (used) by operating activities                (3,461)           5,048           (3,918)
                                                                          -------          -------        ---------
INVESTING ACTIVITIES:
  Additions to property, plant, and mine development                         (233)          (1,230)          (1,194)
  Proceeds from disposition of property and plant                           1,320              387               14
  Proceeds from sale of unconsolidated affiliate                                -                -            1,197
  Proceeds from sale of securities available for sale                           -                -            1,893
                                                                          -------          -------        ---------
           Net cash provided (used) by investing activities                 1,087             (843)           1,910
                                                                          -------          -------        ---------

                                                                     (Continued)

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
--------------------------------------------------------------------------------

                                                                              Year            Year          Nine Months
                                                                              Ended           Ended            Ended
                                                                             December        December         December
                                                                             31, 1998        31, 1997         31, 1996
                                                                             --------        --------       -----------

FINANCING ACTIVITIES:
  Issuance of common stock                                                           -               59               -
  Purchase of treasury stock                                                       (128)             -                -
                                                                              ---------       ---------        ---------

           Net cash provided (used) by financing activities                        (128)             59               -
                                                                              ---------       ---------        ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (2,502)          4,264           (2,008)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 18,189          13,925           15,933
                                                                              ---------       ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $15,687         $18,189          $13,925
                                                                              =========       =========        =========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Interest paid                                                                 $    99         $   137          $   695
  Income taxes paid (refund), net                                               $  (584)        $(2,557)         $(1,123)

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

     Cash Equivalents - Cash equivalents consist of investments in short-term commercial paper, having an original maturity of three months or less, and mutual funds.

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

     Investment Securities - The Company's investment securities are classified as available for sale. Available for sale securities are reported at fair value with unrealized gains and losses recorded as other comprehensive income (loss), a separate component of stockholders' equity. Held to maturity securities are recorded at amortized cost.

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

     Mine Closure, Reclamation, and Environmental Remediation of Mined Areas - The Company is subject to federal, state and local environmental laws and regulations. The Company has put in place ongoing pollution control and monitoring programs at the mine sites, and posted surety bonds as required for compliance with state and local environmental obligations including reclamation. Estimated future reclamation and mine closure costs are based principally on legal and regulatory requirements and are accrued and charged over the expected operating lives of the Company's mines on a units-of-production method. Ongoing reclamation activities are expensed in the period incurred. Provision (benefit) for mine closure and reclamation liabilities charged to operations totaled ($798) for the year ended December 31, 1998, $(2,212) for the year ended December 31, 1997 and $2,450 for the nine months ended December 31, 1996 (see
Note 2).

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

     Deferred Revenue - Amounts received in advance of recognition of revenue are recorded as deferred revenue. At December 31, 1998, deferred revenue of $2,864 consists of cash received in December 1995 in the settlement of a lawsuit with the CMV partner. Such amount is being recognized as revenue over the life of the operating contract.

     Hedging Activities - The Company enters into option contracts and forward sales contracts to establish a minimum price on certain ounces of gold it produces. Gains and losses realized on such instruments, as well as any cost or revenue associated therewith, are recognized as sales when the related production is delivered to customers. The Company did not have any gold hedging positions outstanding at December 31, 1998.

     Earnings Per Share - Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", and retroactively restated its earnings per share for the nine months ended December 31, 1996 to conform with the statement. Accordingly, net loss per common share is computed by both the basic method, which uses the weighted average number of the Company's common shares outstanding, and the diluted method, which includes the dilutive common shares from stock options and warrants, as calculated using the treasury stock method. For the periods presented, the outstanding stock options were antidulitive. Since there is no difference between the Company's basic and diluted earnings per share, dual presentation was accomplished in one line on the income statement for all periods presented.

     Comprehensive Income (Loss) - Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", and reclassified comprehensive income (loss) for 1996 to conform with SFAS No. 130. This statement requires the Company to display an amount representing total comprehensive income (loss) for each applicable period. Other comprehensive income (loss) consists entirely of realized gain on available for sale securities. The Company had no components of other comprehensive income (loss) during any of the periods ended December 31, 1998 and 1997 and is, therefore, not required to report comprehensive income (loss) in those periods.

     Segment Reporting - Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The Company has appropriately identified and disclosed all operating segments in accordance with SFAS 131 (see Note 7).

     New Accounting Standard - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which supersedes SFAS No. 80, "Accounting for Future Contacts", SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk", and SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments", and also amends certain aspects of other SFASs previously issued. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments as fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Company management is currently evaluating the effects of this change in its accounting for derivatives and hedging activities.

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

3. PROVISION FOR IMPAIRMENT OF LONG-LIVED ASSETS

     During 1997, gold prices suffered a dramatic decline. The Company reviewed its operations in light of the current gold market conditions and determined that it would not be able to recover its investment in the CMV. The Company recorded an impairment of $1,800 relating to its investment in the CMV.

4. CASTLE MOUNTAIN JOINT VENTURE

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

                                                                                  December             December
Financial Position                                                                31, 1998             31, 1997
                                                                                 ---------            ---------
Current assets                                                                   $  17,277            $  17,013
Property, plant and mine development, net                                           47,858               61,190
Current liabilities                                                                 (4,098)              (3,806)
Long-term liabilities                                                               (1,365)              (1,787)
Reclamation liabilities                                                             (2,664)              (2,275)
                                                                                 ---------            ---------

Net assets                                                                       $  57,008            $  70,335
                                                                                 =========            =========

                                                                      Year                   Year                Nine Months
                                                                      Ended                  Ended                  Ended
                                                                     December               December               December
Results of Operations                                                31, 1998                31, 1997              31, 1996
                                                                     --------               ---------            -----------
Product sales                                                       $  26,473               $  40,641             $  33,780
Gross profit (loss)                                                   (15,403)                (11,253)               (3,899)
Loss before income taxes                                              (15,682)                (13,061)               (5,453)

                                                                      Year                   Year                Nine Months
                                                                      Ended                  Ended                  Ended
                                                                     December               December               December
Cash Flows                                                           31, 1998                31, 1997              31, 1996
                                                                     --------               ---------            -----------
Net cash provided (used) by operating activities                    $  (4,806)              $   7,367             $   7,509
Net cash provided (used) by investing activities                         (348)                 (4,105)               (1,736)
Net cash provided (used) by financing activities                        2,359                   1,010                (1,365)
                                                                    ---------               ---------             ---------

Net increase (decrease) in cash                                     $  (2,795)              $   4,272             $   4,408
                                                                    =========               =========             =========

5. INVENTORIES

    The components of inventory are shown below:

                                                                             December         December
                                                                             31, 1998         31, 1997
                                                                            ---------        ---------
    Gold bullion                                                            $   2,101        $   2,031
    Ore and in-process                                                            658              395
    Materials and supplies                                                        649              674
                                                                            ---------        ---------
                                                                            $   3,408        $   3,100
                                                                            =========        =========

6. PROPERTY, PLANT AND MINE DEVELOPMENT

    The components of property, plant and mine development are shown below:

                                                                                      December          December
                                                                                      31, 1998          31, 1997
                                                                                      --------          --------
    Mining properties, net of impairment allowance
     of $4,048 and $5,337 at December 31, 1998 and 1997, respectively                $   8,489         $   7,200
    Mine development, net of impairment allowance
     of $2,699 and $3,558 at December 31, 1998 and 1997, respectively                   10,341             9,188

    Plant and equipment                                                                 11,937            13,509
                                                                                     ---------         ---------
                                                                                        30,767            29,897
    Less accumulated depreciation, depletion and amortization                          (29,578)          (27,926)
                                                                                     ---------         ---------
    Property, plant and mine development, net                                        $   1,189         $   1,971
                                                                                     =========         =========


    Maintenance and repair expenses charged to operations were $6,205, $7,698, and $8,474, for the years ended December 31, 1998, December 31, 1997, and the nine months ended December 31, 1996, respectively.

7. INDUSTRY SEGMENT INFORMATION

     The Company is not economically dependent on a limited number of customers for the sale of its gold because gold commodity markets are well-developed worldwide. The Company operated primarily in two industry segments, product sales and mining services in the United States. The majority of the mining service revenues are derived from one customer (CMV).

                                                               Year                  Year               Nine Months
                                                               Ended                 Ended                 Ended
                                                            December 31,          December 31,          December 31,
                                                               1998                  1997                  1996
                                                            ------------          ------------          ------------
Revenue:
  Product sales                                                 $ 9,053               $16,728               $14,604
  Mining services                                                14,753                14,911                 9,421
  Corporate and eliminations                                     (3,724)               (3,750)               (2,676)
                                                                -------               -------               -------

Total revenue                                                   $20,082               $27,889               $21,349
                                                                =======               =======               =======

Gross profit:
  Product sales                                                 $   436               $   199               $  (271)
  Mining services                                                 1,730                 1,307                   757
  Corporate and eliminations                                        (36)                  (72)                    -
                                                                -------               -------               -------

Total gross profit                                              $ 2,130               $ 1,434               $   486
                                                                =======               =======               =======

Identifiable assets:
  Product sales                                                 $10,064               $10,656               $ 9,841
  Mining services                                                 2,515                 2,243                 1,641
  Corporate and eliminations                                     12,269                17,058                21,496
                                                                -------               -------               -------

Total assets                                                    $24,848               $29,957               $32,978
                                                                =======               =======               =======

Depreciation, depletion and amortization:
  Product sales                                                 $   947               $ 2,403               $ 3,070
  Mining services                                                    86                    66                    83
  Corporate and eliminations                                         35                    41                    15
                                                                -------               -------               -------

Total depreciation, depletion and amortization                  $ 1,068               $ 2,510               $ 3,168
                                                                =======               =======               =======

Capital expenditures:
  Product sales                                                 $    87               $ 1,026               $ 1,156
  Mining services                                                   108                   152                     -
  Corporate and eliminations                                         38                    52                    38
                                                                -------               -------               -------

Total capital expenditures                                      $   233               $ 1,230               $ 1,194
                                                                =======               =======               =======

8. INCOME TAXES

     The provision (benefit) for income taxes consists of:


                                                           Year                Year            Nine Months
                                                           Ended              Ended               Ended
                                                          December           December            December
                                                          31, 1998           31, 1997            31, 1996
                                                          --------           --------          -----------
Currently payable (refundable):
  U.S. federal                                             $      -           $    (601)          $ (1,625)
  State                                                           -                  -                (387)
                                                           ---------          ---------           ---------

  Total currently payable (refundable)                            -                (601)             (2,012)
                                                           ---------          ---------           ---------

Deferred:
  U.S. federal                                                   148                504               1,894
  State                                                           12                124                 450
                                                           ---------          ---------           ---------

  Total deferred                                                 160                628               2,344
                                                           ---------          ---------           ---------

Total                                                      $     160          $      27           $     332
                                                           =========          =========           =========

   The deferred income tax provision (benefit) consists of:


                                                              Year               Year                 Nine Months
                                                              Ended              Ended                   Ended
                                                             December           December                December
                                                             31, 1998           31, 1997                31, 1996
                                                             ---------          --------              -----------
Depreciation, depletion and amortization                     $     354          $   2,517              $ (1,735)
Reclamation and other liabilities                                  324                629                   (778)
Deferred revenue                                                   638                687                    381
Inventory valuation                                                874               (159)                   498
Other                                                             (511)               754                    354
AMT credit                                                           -                594                    698
Basis difference in affiliate                                        -                  -                   (145)
Asset impairment                                                   838                961                  4,322
Net operating loss                                              (3,935)            (5,648)                (3,189)
Valuation allowance                                              1,578                293                  1,938
                                                             ---------          ---------              ---------

Deferred income taxes                                        $     160          $     628              $   2,344
                                                             =========          =========              =========

     Deferred tax assets and liabilities consist of the following:

                                       December 31, 1998                           December 31, 1997
                            ------------------------------------         -------------------------------------
                              Assets     Liabilities      Total           Assets     Liabilities       Total
Depreciation, depletion
  and amortization          $  5,513       $(5,163)     $    350         $  5,850      $(5,146)       $    704
Reclamation and other
  liabilities                    431                         431              755                          755
Deferred revenue               1,711                       1,711            2,349                        2,349
Inventory valuation             (533)                       (533)             341                          341
Other                            660          (143)          517              329         (323)              6
AMT credit                       122                         122              122                          122
Basis difference in
  affiliate                    1,133                       1,133            1,133                        1,133
Impairment of long-
  lived assets                 6,970                       6,970            7,808                        7,808
Net operating losses          12,772                      12,772            8,837                        8,837
Valuation allowance          (23,046)                    (23,046)         (21,468)                     (21,468)
                            --------       -------      --------         --------      -------        --------
                            $  5,733       $(5,306)     $    427         $  6,056      $(5,469)       $    587
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

     The provision for income taxes differs from the amounts computed by applying the U.S. corporate income tax statutory rate of 35% for the following reasons:


                                                      Year           Year       Nine Monthss
                                                     Ended          Ended          Ended
                                                    December       December       December
                                                    31, 1998       31, 1997       31, 1996
                                                    --------       --------       --------
U.S. corporate income tax benefit at
  statutory rate                                    $ (380)        $(331)         $(1,553)
Percentage depletion in excess of basis                                              (106)
Valuation reserve                                    1,578           293            1,938
State income taxes, net of federal tax benefit         (56)          (49)            (228)
Other, net                                            (982)          114              281
                                                    ------         -----          -------
Income tax expense                                  $  160         $  27          $   332
                                                    ======         =====          =======

9. LONG-TERM DEBT

     At December 31, 1998 and December 31, 1997, the Company had a $20,000 credit facility (the "Credit Facility") with Leucadia National Corporation ("Leucadia"). As of December 31, 1998 and December 31, 1997, the Company had no amounts borrowed under this credit facility.

10. BENEFIT PLANS

     The Company maintains a 401(k) Savings Plan (the "Plan") for all full-time active employees and matches 50% of employee contributions to the Plan up to 5% of eligible pay. Cost of the Plan was $90, $93, and $307 for the years ended December 31, 1998 and December 31, 1997 and the nine months ended December 31, 1996, respectively.

11. COMMITMENTS AND CONTINGENCIES

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

     Surety bonds and letters of credit totaling $3,812 (the Company's share is $1,459) have been provided as required by various governmental agencies for environmental protection, including reclamation bonds at the American Girl Mine and Castle Mountain Mine.

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

     These hedging arrangements allow the Company to selectively extend maturity dates, thereby postponing delivery against sales commitments. This flexibility allows the Company to sell gold into the spot market when conditions are favorable, while at the same time retaining the benefits of the contango, or premium that is paid for gold when delivered in settlement of forward sales contracts at maturity. At December 31, 1998, the Company had no future sales commitments.

     Legal Proceedings - As previously reported by the Company, the Company has filed a complaint against Morrison Knudsen Corporation ("MK"), seeking a declaration that MK's agreement not to compete with the Company is valid, binding and enforceable. A trial date is currently scheduled for August 16, 1999.

     On February 11, 1999, MK filed a separate complaint against the Company in the U.S. District Court for the District of Idaho (Civil No. CV 99-0064-SBLW). The complaint alleges that the Company has breached an agreement with MK relating to the use of the name "MK Gold Company." MK is seeking an injunction preventing the Company from using the name "MK Gold Company." The Company has filed a motion to dismiss MK's complaint. Alternatively, the Company has requested a stay of the proceeding, or to have venue transferred to the U.S. District Court for the District of Utah.

     Other - CMV and AGMJV are committed to pay royalties to landowners generally based on a percent of refined gold bullion. Effective net smelter return royalties paid as a percent of the realized gold price were 1.4% for the year ended December 31, 1998, 2.1% for the year ended December 31, 1997, and 4.1% for the nine months ended December 31, 1996.

12. RELATED PARTY TRANSACTIONS

     The Company's joint venture partner, Viceroy Gold Corporation ("VGC"), is the manager of CMV and, as such, is entitled to receive a management fee of 1% of capital expenditures and 2% of allowable costs as defined in the Castle Mountain Venture Agreement. Management fees charged by VGC attributable to the Company amounted to $140 for the year ended December 31, 1998, $167 for the year ended December 31,1997, and $142 for the nine months ended December 31, 1996.

     The Company is the manager of the AGMJV and under the terms of the American Girl Mining Joint Venture Agreement is entitled to receive a management fee of 2% of allowable costs as defined in the Agreement. Management fee revenue recognized by the Company amounted to $24 for the year ended December 31, 1998, $61 for the year ended December 31, 1997, and $139 for the nine months ended December 31, 1996

     The Company performs contract mining services for the CMV. Mining services revenue recognized by the Company was $14,753 for the year ended December 31, 1998, $14,911 for the year ended December 31, 1997, and $9,421 for the nine months ended December 31, 1996.

13. STOCK PLANS

     Stock Option Plan for Non-Employee Directors - The Company has 180,000 authorized options in a non-employee director stock option plan. These options are awarded at 50% of the fair market value of the stock on the date of the award. Compensation expense is then recognized equally over the three year vesting period. As of December 31, 1998, 150,000 non-employee director stock options have been granted and 30,000 non-employee director stock options are available for grant.

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

                                                     Year                         Year                     Nine Months
                                              Ended December 31,           Ended December 31,           Ended December 31,
                                                     1998                         1997                         1996
                                           -------------------------   --------------------------   --------------------------
                                            Number         Price         Number         Price         Number         Price
                                              of           Range           of           Range           of           Range
                                            Shares       Per Share       Shares       Per Share       Shares       Per Share
Options:
Outstanding beginning of year              2,043,800   $1.47 - $1.72   1,945,000    $1.47 - $4.00     685,000    $1.81 - $5.38
Granted                                       75,000   $0.75             250,000    $1.50           1,680,000    $1.47 - $1.72
Canceled                                                                (151,200)   $4.00            (420,000)   $1.81 - $5.38

Outstanding end of year                    2,118,800   $0.75 - $1.72   2,043,800    $1.47 - $1.72   1,945,000    $1.47 - $4.00
Weighted average fair market                           $0.37                        $0.71                        $0.84
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



                                                    Year Ended          Year Ended     Nine Months Ended
                                                   December 31,        December 31,       December 31,
                                                       1998                1997               1996
                                                   ------------        ------------    -----------------
Net loss:
  As reported                                        $(1,281)            $(1,002)           $(4,581)
  Pro forma                                           (1,682)             (1,411)            (4,736)

Net loss per common share (basic and diluted):
  As reported                                        $ (0.07)            $ (0.05)           $ (0.24)
  Pro forma                                          $ (0.09)            $ (0.07)           $ (0.24)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 20%; risk-free interest rate of 6.34% and expected lives of 7 years subsequent to vesting date.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company had no forward contracts outstanding as of December 31, 1998. As of December 31, 1997, the Company estimated the fair value of outstanding forward contracts to be $194, but the carrying value had not been recorded by the Company.

15. SELECTED COMPARABLE FINANCIAL DATA

     The following table provides selected comparable financial data for the year ended December 31,1998 and year ended December 31, 1997:

                                                         Year                   Year
                                                         Ended                  Ended
                                                   December 31, 1998      December 31, 1997
                                                   -----------------      -----------------
      Revenue                                           $20,082                $27,889
      Gross profit                                        2,130                  1,434
      Loss from operations                               (2,599)                (1,992)
      Income tax (provision)                               (160)                   (27)
      Net loss                                           (1,281)                (1,002)
      Net loss per common share                           (0.07)                 (0.05)


                                     *****

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is included in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 1999 annual meeting of stockholders of the Company (the "Proxy Statement") and is incorporated herein by reference. In addition, reference is made to Item 10 in Part I of this Report.

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

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                              PAGE
(a)  Financial Statements, Schedules and Exhibits.

1.   Financial Statements included in Part II of this Form 10-K:

     Independent Auditors' Report                                             II-10

     Consolidated Statements of Operations for the years ended December
     31, 1998 and 1997 and the nine months ended December 31, 1996            II-11

     Consolidated Balance Sheets at December 31, 1998 and  1997               II-12

     Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1998 and 1997 and the nine months ended December 31, 1996   II-13

     Consolidated Statements of Cash Flows for the years ended December
     31, 1998 and 1997 and the nine months ended December 31, 1996            II-14

     Notes to Consolidated Financial Statements                               II-16

2. Financial Statement Schedules as of December 31, 1998 included in Part IV of this Form 10-K:

     Valuation and Qualifying Accounts                                        IV-3

3.   Exhibits:

     The exhibits to this Form 10-K are listed in the Exhibit Index contained elsewhere in this Form 10-K.

(b)  Reports on Form 8-K.

     Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 1999.


MK Gold Company


By   /s/ D.L. Babinchak
     -------------------------------------
     D. L. Babinchak
     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 19, 1998 by the following persons on behalf of the Corporation in the capacities indicated.


/s/ G.F. Joklik         Chairman of the Board
-------------------
G.F. Joklik


/s/ D.L. Babinchak      President, Chief Executive Officer and Director
-------------------     (Principal Executive Officer)
D. L. Babinchak


/s/ J.C. Farmer         Chief Financial Officer and Secretary
-------------------     (Principal Financial and Accounting Officer)
J.C. Farmer

/s/ I.M. Cumming        Director
-------------------
I.M. Cumming

/s/ R.V. Hansberger     Director
-------------------
R.V. Hansberger

/s/ G.J. Humphrey       Director
-------------------
G.J. Humphrey

/s/ J.P. Miscoll        Director
-------------------
J.P. Miscoll

/s/ R.S. Shriver        Director
-------------------
R.S. Shriver

/s/ J.S. Steinberg      Director
-------------------
J.S. Steinberg

                       VALUATION AND QUALIFYING ACCOUNTS

                 FOR THE YEAR ENDED DECEMBER 31, 1998 AND 1997
                  AND THE NINE MONTHS ENDED DECEMBER 31, 1996
                            (Thousands of dollars)

                                                                     Additions
                                                        Balance at   Charged to                 Balance at
                                                        Beginning    Costs and                    End of
Description                                              of Year      Expenses     Deductions      Year
                                                        ----------   ----------    ----------   ----------
Provision for impairment of long-lived assets:
  December 31, 1996                                       $33,881         none      $22,419      $11,462
  December 31, 1997                                       $11,462      $ 1,800      $ 4,367      $ 8,895
  December 31, 1998                                       $ 8,895         none      $ 2,148      $ 6,747

Valuation for income taxes:
  December 31, 1996                                       $19,237      $11,938         none      $21,125
  December 31, 1997                                       $21,175      $   293         none      $21,468
  December 31, 1998                                       $21,468      $ 1,578         none      $23,046

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

10.2      Castle Mountain Venture Contract Mining Agreement (filed as Exhibit
          10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference).

10.3 Castle Mountain Joint Venture Agreement (filed as Exhibit 10.3 to the Registrant's Form S-1 Registration Statement No. 33-70348 on October 14, 1993, and incorporated herein by reference).

10.4 Settlement Agreement, dated December 19, 1995, between Viceroy Gold Corporation, the Company and the Castle Mountain Venture (filed as
          Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference).

10.5 Amendment No. 2 to Castle Mountain Venture Agreement, dated December 19, 1995, between the Company and Viceroy Gold Corporation (filed as
          Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference).

10.6 American Girl Venture Agreement (filed as Exhibit 10.4 to the Registrant's Form S-1 Registration Statement No. 33-70348 on October 14, 1993, and incorporated herein by reference).

10.7 Oro Cruz Memorandum of Understanding (Memorandum of Agreement), (filed as Exhibit 10.5 to the Registrant's Form S-1 Registration Statement No. 33-70348 on October 14, 1993, and incorporated herein by reference).

10.8 Agreement Not to Compete, Dated December 17, 1993, between the Company and Morrison Knudsen (filed as Exhibit 10.12 to the Registrant's Form S-1 Registration Statement No. 33-70348 on October 14, 1993, and incorporated herein by reference).

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