Form 10-Q
period 1999-03-31
MK GOLD CO
filed 1999-05-17
CIK 913586

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to __________


                        Commission file number 0-23042


                                MK GOLD COMPANY
                                ---------------
            (Exact name of registrant as specified in its charter)


          Delaware                                                    82-0487047
-------------------------------                         ------------------------
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

Yes   X    No ___
     ---



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On April 30, 1999, there were 19,261,929 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

Item 1.  FINANCIAL STATEMENTS
------   --------------------

As more fully described in the accompanying notes, the unaudited interim consolidated financial statements contained in this report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K"). The 1998 10-K contains information relevant to an analysis of the financial information contained in this report and for purposes of comparing the Company's results of operations for the three months ended March 31, 1999 with the same period in the prior year.

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars except per share data)
--------------------------------------------------------------------------------

                                                      Three Months Ended
                                                            March 31
                                                      1999          1998
                                                  (Unaudited)   (Unaudited)
                                                  ------------  ------------

REVENUE:
      Product sales                               $        932   $     1,956
      Mining services                                    2,759         2,678
                                                  ------------   -----------
Total revenue                                            3,691         4,634

OPERATING EXPENSES:
      Product sales                                      1,491         2,139
      Mining services                                    2,295         2,265
                                                  ------------   -----------
Total operating expenses                                 3,786         4,404

GROSS PROFIT (LOSS)                                        (95)          230

EXPLORATION COSTS                                         (496)         (554)
GENERAL AND ADMINISTRATIVE EXPENSES                       (385)         (466)
                                                  ------------   -----------

LOSS FROM OPERATIONS                                      (976)         (790)

Investment income                                          196           276
Interest expense                                           (19)          (23)
Gain on sale of assets                                       6            62
                                                  ------------   -----------

NET LOSS                                          $       (793)  $      (475)
                                                  ============   ===========

Basic and diluted loss per common share           $      (0.04)  $     (0.02)

Basic and diluted weighted average shares used
      to compute loss per common share              19,261,929    19,464,466


                The accompanying notes are an integral part of
                    the consolidated financial statements.

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars except per share data)
--------------------------------------------------------------------------------

                                               March 31,    December 31,
ASSETS                                           1999          1998
                                              (Unaudited)    (Audited)
                                              -----------   ------------

CURRENT ASSETS:

  Cash and cash equivalents                       $13,545     $15,687

  Gold bullion held for sale                        2,601       2,101

  Receivables                                       1,858       2,428

  Inventories

          Ore and in process                          764         658

          Materials and supplies                      645         649

  Deferred income taxes                               123         123

  Other                                               223         283
                                                  -------     -------

          Total current assets                     19,759      21,929
                                                  -------     -------

Property, plant and mine development, net           1,496       1,189

Deferred income taxes                                 304         304

Restricted cash                                     1,487       1,426
                                                  -------     -------

TOTAL ASSETS                                      $23,046     $24,848
                                                  =======     =======





                                                            (continued)

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars except per share data)
--------------------------------------------------------------------------------

                                                                           March 31,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                         1999         1998
                                                                          (Unaudited)   (Audited)
                                                                          -----------  -----------
CURRENT LIABILITIES:

 Accounts payable                                                         $     1,508  $     1,749

 Current portion of mine closure liabilities                                      622        1,105

 Other accrued liabilities                                                        281          293
                                                                          -----------  -----------
   Total current liabilities                                                    2,411        3,147
                                                                          -----------  -----------

Mine closure and reclamation liabilities                                          691          666

Deferred revenue                                                                2,566        2,864
                                                                          -----------  -----------

Total liabilities                                                         $     5,668  $     6,677

STOCKHOLDERS' EQUITY:

Common stock, par value $.01; 19,464,466 shares issued and
19,261,929 shares outstanding at December 31, 1998 and March 31, 1999             195          195

Capital in excess of par value                                                 67,146       67,146

Accumulated deficit                                                           (49,961)     (49,168)

Treasury stock                                                                     (2)          (2)
                                                                          -----------  -----------

Total stockholders' equity                                                     17,378       18,171
                                                                          -----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    23,046  $    24,848
                                                                          ===========  ===========

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                                                                     (concluded)

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
--------------------------------------------------------------------------------

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                               1999              1998
                                                                            (Unaudited)       (Unaudited)
                                                                           -------------     -------------
OPERATING ACTIVITIES
Net loss                                                                   $        (793)    $        (475)
Adjustments to reconcile net loss to net cash
used by operating activities:
 Depreciation, depletion and amortization                                            165               276
 Gain on sale of assets                                                               (6)              (62)
 Changes in operating assets and liabilities:
       Gold bullion held for sale                                                   (500)             (419)
       Receivables                                                                   570                (2)
       Refundable income taxes                                                         -               594
       Inventories                                                                  (102)              261
       Other assets                                                                   60                46
       Restricted cash                                                               (61)              (52)
       Accounts payable and other accrued liabilities                               (253)             (168)
       Deferred revenue                                                             (298)             (298)
       Reclamation liabilities                                                      (458)              199
                                                                           -------------     -------------
Total adjustments                                                                   (883)              375
                                                                           -------------     -------------

Net cash used by operating activities                                             (1,676)             (100)
                                                                           -------------     -------------
INVESTING ACTIVITIES:
 Additions to property, plant and mine development                                  (479)              (45)
 Proceeds from disposition of property, plant and mine development                    13               721
                                                                           -------------     -------------
 Net cash provided (used) by investing activities                                   (466)              676
                                                                           -------------     -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (2,142)              576
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  15,687            18,189
                                                                           -------------     -------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                         $      13,545     $      18,765
                                                                           =============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                                             $          19     $          23
 Income taxes paid (refund), net                                           $           -     $        (594)


                The accompanying notes are an integral part of
                    the consolidated financial statements.

MK GOLD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands)


1.   Unaudited Interim Consolidated Financial Statements

     The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to the fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 1998, which are included in the Company's Annual Report on Form 10-K for such year (the "1998 10-K"). The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 1998, was extracted from the audited consolidated financial statements contained in the 1998 10-K and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.


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

     Castle Mountain Venture
                                        Total Venture      MK Gold's Share
                                        -------------      ---------------
     Results of Operations
     Three Months Ended March 31        1999     1998      1999       1998
     ---------------------------        ----     ----      ----       ----

     Product sales                    $ 4,655  $ 7,122    $1,164    $ 1,781

     Loss before taxes                $(2,714) $(4,722)   $ (679)   $(1,181)


     The 1999 totals include the impact of impairments previously recorded on the partners' financial statements but not included in the 1998 CMV reported amounts.

     The Company owns a 53% interest in the American Girl Mining Joint Venture (the "AGMJV") which, prior to September 1996, operated a gold mine in Imperial County, California. After an extensive review of the operations at the AGMJV, the Company determined that continued operation at the AGMJV could not be economically justified. On September 5, 1996, the Company announced the suspension of operations at the AGMJV and subsequently began mine closure and reclamation operations. Mine closure and reclamation activities continued during the three months ended March 31, 1999.

4. New Accounting Standard - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which supersedes SFAS No. 80, "Accounting for Future Contracts", SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk:, and SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments", and also amends certain aspects of other SFASs previously issued. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Company management is currently evaluating the effects of this change in its accounting for derivatives and hedging activities.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K"). This section contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's plans, objectives, goals, strategies and financial performance. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Cautionary Statement for Forward-Looking Information" below and elsewhere in this report.

Results of Operations

Gold Production: The Company's attributable share of gold production for the three months ended March 31, 1999, was 4,084 ounces, compared to 7,332 ounces for the three months ended March 31, 1998. This represents a 44% decrease in production totaling 3,248 ounces.

Production at the Castle Mountain Venture (the "CMV") decreased 30% to 4,084 ounces for the three months ended March 31, 1999, compared to 5,865 ounces for the same period in 1998. The decrease in production is attributable to the lower ore grades experienced in the Oro Belle, Hart Tunnel and Jumbo pits.

Gold production at the American Girl Mining Joint Venture (the "AGMJV") has ceased. The Company is conducting closure and reclamation operations at the AGMJV and expects the project to be completed by mid-1999.

Product sales revenue for the three month period ended March 31, 1999 was $.9 million, compared to $2.0 million for the same period in 1998. Product sales revenue for the 1999 and 1998 periods includes the recognition of $.3 million of deferred revenue. During the three months ended March 31, 1999, no gold was sold under forward sales contracts and 2,000 ounces were sold on the spot market. During the three months ended March 31, 1998, 5,000 ounces of gold were sold under forward sales contracts and 1,351 ounces were sold on the spot market. In addition to decreased product sales, revenue was negatively impacted by the decline in gold prices compared to the first quarter of 1998. Spot gold prices declined approximately 7% compared to the first quarter of 1998.

Revenue from mining services for the three months ended March 31, 1999 increased 3% to $2.8 million, compared to $2.7 million for the three months ended March 31, 1998. Revenues increased due to an increase in tons mined compared to the first quarter of 1998.

Hedging Activity: For the three month period ended March 31, 1999, the average price realized per ounce of gold was $294, compared to $325 per ounce for the three months ended March 31, 1998. The average spot price for the three month period ended March 31, 1999 was $286 per ounce. The Company has the ability to extend forward positions into the future. The Company had no forward sales contracts as of March 31, 1999.

Gross Profit: The Company experienced a loss from product sales of $.6 million for the first quarter of 1999, compared to a loss from product sales of $.2 million for the same period in 1998, representing a decrease of $.4 million. The decrease is due to depressed gold prices and the Company's decision not to sell all of its available gold.

Gross profit from contract mining operations for the three months ended March 31, 1999 increased $.05 million compared to the same period in 1998.

Exploration Costs: Exploration costs for the quarter ended March 31, 1999 were $.5 million, a decrease of 10% compared to $.6 million for the same period in 1998. Although exploration expenses are marginally down compared to 1998, the Company maintains active exploration programs in Nevada, Mexico and Brazil. First quarter exploration activities in Nevada have been focused on three properties acquired during the fourth quarter of 1998. Fieldwork on these properties will begin in the second quarter. Exploration activities in Mexico have included identification and examination of properties for potential acquisition as well as continued work on existing properties. First quarter Brazilian exploration efforts have resulted in the signing of an option on a prospective gold target.

General and Administrative Expenses: General and administrative expenses decreased 17% for the three month period ended March 31, 1999, compared to the same period in 1998. The decrease in expenses is due to cost reductions in outside services expenses.

Liquidity and Capital Resources

The Company's principal sources of funds are its available resources of cash and cash equivalents and cash generated from mining operations and contract mining services. In addition, the Company maintains a $20 million credit facility with Leucadia National Corporation, which has been renewed through March 2001. At March 31, 1999, the Company had cash and cash equivalents of $13.5 million and gold bullion of $2.6 million representing a decrease in cash and cash equivalents and gold bullion of $1.6 million from December 31, 1998.

Net cash used by operating activities was $1.7 million for the three months ended March 31, 1999, compared to net cash used by operating activities of $.1 million for the same period in 1998.

Additions to property, plant and mine development totaled $.5 million for the three months ended March 31, 1999, compared to $.1 million for the same period in 1998. For all periods presented, additions to property, plant and mine development equipment consisted of (i) mine development expenditures; (ii) construction expenditures for buildings, machinery, plant and equipment; and
(iii) expenditures for mobile mining service equipment.

Upon completion of production at a mine, the Company must make expenditures for reclamation and closure of the mine. The Company provides for future reclamation and mine closure liabilities on a units-of-production basis. At March 31, 1999, $1.3 million were accrued for such costs. In addition to the accruals, the Company and its joint venture partner are depositing cash in a separate fund to cover future reclamation costs at the CMV properties. The Company reviews the adequacy of its reclamation and mine closure liabilities in light of current laws and regulations and adjusts it liabilities as necessary.

In October 1998, the Company announced a share repurchase program. The Board of Directors of the Company authorized the repurchase of up to 2 million shares. As of March 31, 1999, 173,700 shares had been repurchased by the Company under the repurchase program.

The Year 2000 Issue

The Company has performed an analysis and has implemented procedures to address year 2000 issues. The Company is converting its financial systems to year 2000 compliant systems, with project completion scheduled for mid 1999. The Company does not anticipate a significant cost to modify its systems to accommodate the impact of the upcoming change in the century. Although the Company is working cooperatively with certain third parties, the Company cannot give any assurances that the systems of other parties will be year 2000 compliant on a timely basis. In the most reasonably likely worst-case scenario involving the failure of the Company's systems and applications or those operated by others, the Company's business, financial condition and results of operations would be materially adversely affected. However, an estimate of the dollar amount of such an adverse effect cannot be practically determined at this time.

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

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. These risks include, but are not limited to, the volatility of gold prices, imprecision of reserve estimates, risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental regulation, mining risks and competition. Each of these risks and certain other uncertainties are discussed in more detail in the 1998 10-K. There may also be other factors, including those discussed elsewhere in this report, that may cause the Company's actual results to differ materially from the forward-looking statements. Any forward-looking statements made by or on behalf of the Company should be considered in light of these factors.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------   ----------------------------------------------------------

Not applicable.

                          PART II.  OTHER INFORMATION
                          ---------------------------


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



                                MK GOLD COMPANY


                                /s/ JOHN C. FARMER
                                ---------------------------------------------
                                JOHN C. FARMER
                                Chief Financial Oficer and Secretary
                                (Authorized Signatory and
                                Principal Financial and Accounting Officer)



Date:  May 14, 1999

                               INDEX TO EXHIBITS

Exhibits

27          Financial Data Schedule.