Form 10-Q
period 1999-06-30
MK GOLD CO
filed 1999-08-11
CIK 913586

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1999

                                 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to _____________

                        Commission file number 0-23042


                                MK GOLD COMPANY
                                ---------------
            (Exact name of registrant as specified in its charter)


                Delaware                                              82-0487047
   --------------------------------                          -------------------
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

Yes   X    No ___
     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 6, 1999, there were 19,261,929 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements
-----------------------------

As more fully described in the accompanying notes, the unaudited interim consolidated financial statements contained in this report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K"). The 1998 10-K contains information relevant to an analysis of the financial information contained in this report and for purposes of comparing the Company's results of operations for the three and six month periods ended June 30, 1999 with the same periods in the prior year.

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars except per share data)
--------------------------------------------------------------------------------

                                                 Three Months Ended           Six Months Ended
                                                      June 30                     June 30
                                                    (Unaudited)                 (Unaudited)
                                                 1999          1998          1999          1998
                                                 ------------------          ------------------
REVENUE
     Product sales                           $       299   $     3,490   $     1,231   $     5,495
     Mining services                               2,802         2,415         5,561         5,044
                                             -----------   -----------   -----------   -----------
Total revenue                                      3,101         5,905         6,792        10,539

OPERATING EXPENSES
     Product sales                                   774         3,173         2,265         5,312
     Mining services                               2,185         2,061         4,480         4,326
                                             -----------   -----------   -----------   -----------
Total operating expenses                           2,959         5,234         6,745         9,638

GROSS PROFIT                                         142           671            47           901

EXPLORATION COSTS                                   (516)         (726)       (1,012)       (1,280)
GENERAL AND ADMINISTRATIVE EXPENSES                 (386)         (407)         (771)         (873)
                                             -----------   -----------   -----------   -----------

LOSS FROM OPERATIONS                                (760)         (462)       (1,736)       (1,252)

Investment income                                    188           285           384           561
Interest expense                                     (19)          (19)          (38)          (42)
Gain on sale of assets                                73            (1)           79            61
                                             -----------   -----------   -----------   -----------

LOSS BEFORE INCOME TAXES                            (518)         (197)       (1,311)         (672)

Income tax expense                                     -            (5)            -            (5)
                                             -----------   -----------   -----------   -----------

NET LOSS                                     $      (518)  $      (202)  $    (1,311)  $      (677)
                                             ===========   ===========   ===========   ===========

Basic and diluted loss per common share      $     (0.03)  $     (0.01)  $     (0.07)  $     (0.03)

Basic and diluted weighted average shares
   used to compute loss per common share      19,261,929    19,464,466    19,261,929    19,464,466


The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars except per share data)
--------------------------------------------------------------------

                                                June 30,   December 31,
ASSETS                                           1999        1998
                                              (Unaudited)  (Audited)
                                              -----------  ---------

CURRENT ASSETS:

  Cash and cash equivalents                       $12,114    $15,687

  Gold bullion held for sale                        4,053      2,101

  Receivables                                       1,960      2,428

  Inventories

          Ore and in process                          751        658

          Materials and supplies                      640        649

  Deferred income taxes                               123        123

  Other                                               274        283
                                                  -------    -------

          Total current assets                     19,915     21,929
                                                  -------    -------

Property, plant and mine development, net           1,263      1,189

Deferred income taxes                                 304        304

Restricted cash                                     1,009      1,426
                                                  -------    -------

TOTAL ASSETS                                      $22,491    $24,848
                                                  =======    =======


                                                                     (continued)

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars except per share data)
---------------------------------------------------------------------------

                                                                    June 30,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                  1999         1998
                                                                  (Unaudited)    (Audited)
                                                                  -----------    --------
CURRENT LIABILITIES:

  Accounts payable                                                   $  1,871       $  1,749

  Current portion of mine closure liabilities                             511          1,105

  Other accrued liabilities                                               264            293
                                                                     --------       --------

     Total current liabilities                                          2,646          3,147
                                                                     --------       --------

Mine closure and reclamation liabilities                                  717            666

Deferred revenue                                                        2,268          2,864
                                                                     --------       --------

Total liabilities                                                    $  5,631       $  6,677
                                                                     --------       --------

STOCKHOLDERS' EQUITY:

Common stock, par value $.01, 19,464,466 shares issued and
19,261,929 shares outstanding at December 31, 1998 and June 30, 1999      195            195

Capital in excess of par value                                         67,146         67,146

Accumulated deficit                                                   (50,479)       (49,168)

Treasury stock                                                             (2)            (2)
                                                                     --------       --------

Total stockholders' equity                                             16,860         18,171
                                                                     --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 22,491       $ 24,848
                                                                     ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                                                                     (concluded)

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
--------------------------------------------------------------------------------

                                                                             Six Months Ended
                                                                                 June 30
                                                                        1999                1998
                                                                     (Unaudited)         (Unaudited)
                                                                     -----------         -----------
OPERATING ACTIVITIES
Net loss                                                                 $(1,311)            $  (677)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation, depletion and amortization                                     432                 551
Gain on sale of assets                                                       (79)                (61)
Changes in operating assets and liabilities:
        Gold bullion held for sale                                        (1,952)                559
        Receivables                                                          468                  68
        Refundable income taxes                                                -                 594
        Inventories                                                          (84)                 50
        Other assets                                                           9                  36
        Restricted cash                                                      417                 (95)
        Accounts payable and other accrued liabilities                        93                 114
        Deferred revenue                                                    (596)               (595)
        Reclamation liabilities                                             (543)               (362)
                                                                          ------              ------
Total adjustments                                                         (1,835)                859
                                                                          ------              ------

Net cash provided (used) by operating activities                          (3,146)                182
                                                                          ------              ------

INVESTING ACTIVITIES:
Additions to property, plant and mine development                           (513)               (106)
Proceeds from disposition of property, plant and mine development             86                 985
                                                                          ------              ------
Net cash provided (used) by investing activities                            (427)                879
                                                                          ------              ------

FINANCING ACTIVITIES:
(Decrease) increase in cash and cash equivalents                          (3,573)              1,061
Cash and cash equivalents at beginning of period                          15,687              18,189
                                                                         -------             -------
Cash and cash equivalents at the end of the period                       $12,114             $19,250
                                                                         =======             =======

Supplemental disclosures of cash flow information
 Interest paid                                                           $    38             $    19
 Income taxes paid (refund), net                                               -                (594)


The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands)


1.  Unaudited Interim Consolidated Financial Statements

    The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to the fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 1998, which are included in the Company's Annual Report on Form 10-K for such year (the "1998 10-K"). The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 1998, was extracted from the audited consolidated financial statements contained in the 1998 10-K and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.

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

    Castle Mountain Venture

                                    Total Venture          MK Gold's Share
                                    -------------          ---------------
    Results of Operations
    Six Months Ended June 30      1999       1998          1999      1998
    ------------------------      ----       ----          ----      ----
    Product sales               $11,531    $14,297       $ 2,883   $ 3,574

    Loss before taxes           $(4,344)   $(7,850)      $(1,086)  $(1,963)

    The Company owns a 53% interest in the American Girl Mining Joint Venture (the "AGMJV") which, prior to September 1996, operated a gold mine in Imperial County, California. After an extensive review of the operations at the AGMJV, the Company determined that continued operation at the AGMJV could not be economically justified. On September 5, 1996, the Company announced the suspension of operations at the AGMJV and subsequently began mine closure and reclamation operations. Mine closure and reclamation activities continued during the six months ended June 30, 1999.

4.  Accounting Standards

    In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company will adopt the new statement beginning on January 1, 2001. The Company does not believe that SFAS 137 will have a significant effect on the earnings and financial position of the Company.

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

Results of Operations

Gold Production: The Company's attributable share of gold production for the three and six month periods ended June 30, 1999, was 6,340 ounces and 10,424 ounces, respectively, compared to 6,801 ounces and 14,133 ounces for the three and six month periods ended June 30, 1998. This represents a decrease in production of 7% for the three month period and 26% for the six month period, compared to the same periods in 1998. The decrease in production for both periods is attributable to the lower grade ore experienced in the Oro Belle, Hart Tunnel and Jumbo pits and lower ore crushing rates resulting from weather related and mechanical problems at the Castle Mountain Venture (the "CMV") and the cessation of gold production at the American Girl Mining Joint Venture (the "AGMJV"). The Company is conducting closure and reclamation operations at the AGMJV and expects the project to be completed by the fourth quarter of 1999.

Product sales revenue for the three and six month periods ended June 30, 1999 decreased $3.2 million and $4.3 million, respectively, compared to the corresponding periods in 1998. Due to weak gold market conditions, the Company did not sell any gold during the quarter ended June 30, 1999. During the six months ended June 30, 1999 no gold was sold under forward sales contracts, and 2,000 ounces of gold were sold on the spot market. Declining gold prices have had a negative impact on gold revenues. Spot gold prices have declined approximately 4% compared to the first six months of 1998. Product sales revenue for the three and six month periods ended June 30, 1999 also includes deferred revenue of $.3 million and $.6 million, respectively, associated with the settlement of a dispute in 1995 relating to the Company's mining contract at the CMV.

Revenue from mining services for the three and six month periods ended June 30, 1999 increased $.4 million and $.5 million, respectively, compared to the corresponding periods in 1998. This increase is attributable to the escalation of the contract price and an increase in tons mined during 1999.

Hedging Activity: For the six month period ended June 30, 1999, the average gold price realized was $294 per ounce, compared to $317 per ounce for the six months ended June 30, 1998. The average spot price for the six month period ended June 30, 1999 was $280 per ounce.

Gross Profit: The Company experienced a loss from product sales of $.5 million and $1.0 million for the three and six month periods ended June 30, 1999, respectively, compared to a profit of $.3 million and $.2 million, respectively, for the same periods in 1998. The decrease is due to depressed gold prices.

Gross profit from contract mining operations increased $.3 million and $.4 million for the three and six month periods ended June 30, 1999, respectively, compared to the same periods in 1998. Reductions in operating costs and increased revenues have resulted in improved earnings for contract mining operations.

Exploration Costs: Exploration and project investigation costs were $.5 million and $1.0 million for the three and six month periods ended June 30, 1999, respectively, compared to $.7 million and $1.3 million for the three and six month periods ended June 30, 1998. Despite the reduction in exploration expense, the Company was active in its three exploration programs. Exploration activities in Nevada have been focused on three properties acquired during the fourth quarter of 1998. Field work on these properties commenced during the second quarter of 1999. Exploration activities in Mexico resulted in a joint venture with Cominco Mexico S.A. de C.V. to explore the El Habal property in Sinaloa State. Brazilian exploration activities have included the signing of an option agreement to explore a prospective gold property in central Brazil. Geologic sampling and mapping was done on that property during the quarter ended June 30, 1999.

General and Administrative Expenses: General and administrative expenses decreased to $.4 million and $.8 million for the three and six month periods ended June 30, 1999, respectively. This represents a decrease of 5% and 12% compared to the same periods in 1998. The reduction in costs is the result of the Company's continued cost reduction efforts.

Liquidity and Capital Resources

The Company's principal sources of funds are its available resources of cash and cash equivalents and cash generated from mining operations and contract mining services. In addition, the Company maintains a $20 million credit facility with Leucadia National Corporation, which was renewed effective March 1, 1998 for a period of three years. At June 30, 1999, the Company had cash and cash equivalents of $12.1 million and gold bullion of $4.1 million representing a decrease in cash and cash equivalents and gold bullion of $1.6 million from December 31, 1998.

Net cash used by operating activities was $3.1 million for the six months ended June 30, 1999, compared to net cash provided by operating activities of $.2 million for the same period in 1998. The increase is due to depressed gold prices and the Company's decision not to sell all of its available gold.

Additions to property, plant and mine development totaled $.5 million for the six months ended June 30, 1999, compared to $.1 million for the same period in 1998. For all periods presented, additions to property, plant and mine development equipment consisted of (i) mine development expenditures; (ii) construction expenditures for buildings, machinery, plant and equipment; and
(iii) expenditures for mobile mining service equipment.

Upon completion of production at a mine, the Company must make expenditures for reclamation and closure of the mine. The Company provides for future reclamation and mine closure liabilities on a units-of-production basis. At June 30, 1999, $1.2 million were accrued for such costs. In addition to the accruals, the Company and its joint venture partner are depositing cash in a separate fund to cover future reclamation costs at the CMV properties. The Company reviews the adequacy of its reclamation and mine closure liabilities in light of current laws and regulations and adjusts it liabilities as necessary.

The Year 2000 Issue

The Company has performed an analysis and has implemented procedures to address year 2000 issues. The Company is converting its financial systems to year 2000 compliant systems, with project completion scheduled for the third quarter of 1999. The Company does not anticipate a significant cost to modify its systems to accommodate the impact of the upcoming change in the century. Although the Company is working cooperatively with certain third parties, the Company cannot give any assurances that the systems of other parties will be year 2000 compliant on a timely basis. In the most reasonably likely worst-case scenario involving the failure of the Company's systems and applications or those operated by others, the Company's business, financial condition and results of operations would be materially adversely affected. However, an estimate of the dollar amount of such an adverse effect cannot be practically determined at this time.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------   ----------------------------------------------------------

Not applicable.

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.  LEGAL PROCEEDINGS
------   -----------------

As previously reported by the Company, the Company has filed a complaint against Morrison Knudsen Corporation ("MK") seeking a declaration that MK's agreement not to compete with the Company is valid, binding and enforceable. A trial was scheduled for August 16, 1999; however, in July 1999 the court notified the Company that it would be necessary to reschedule the trial. A new trial date has not yet been determined.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

On June 8, 1999, the Company held its annual meeting of stockholders in Salt Lake City, Utah. The only item of consideration was the election of two directors with the votes tabulated as follows: Gordon J. Humphrey received 15,747,755 shares voting in favor and 76,162 shares were withheld; and James P. Miscoll received 15,750,516 shares voting in favor and 73,401 shares were withheld. Five directors who were not up for re-election continue to serve as directors of the Company: Robert V. Hansberger, Robert S. Shriver, Ian M. Cumming, Joseph S. Steinberg and G. Frank Joklik.


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

                               MK GOLD COMPANY

                               /s/ JOHN C. FARMER
                               __________________________________________
                               JOHN C. FARMER
                               Chief Financial Officer
                               (Authorized Signatory and
                               Principal Financial and Accounting Officer)



Date:  August 11, 1999

                                 INDEX TO EXHIBITS

Exhibits

27        Financial Data Schedule.