Form 10-Q
period 1999-09-30
MK GOLD CO
filed 1999-11-15
CIK 913586

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999

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


         60 East South Temple, Suite 2100, Salt Lake City, Utah 84111
------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (801) 297-6900
------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
     ---      ---



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 1, 1999, there were 37,320,000 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements
-----------------------------

As more fully described in the accompanying notes, the unaudited interim consolidated financial statements contained in this report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K"). The 1998 10-K contains information relevant to an analysis of the financial information contained in this report and for purposes of comparing the Company's results of operations for the three and nine month periods ended September 30, 1999 with the same periods in the prior year.

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars except per share data)

                                        Three Months Ended           Nine Months Ended
                                          September  30                September 30
                                           (Unaudited)                  (Unaudited)
                                        1999          1998          1999          1998
                                    ------------------------   ----------------------------

REVENUE
          Product sales             $     4,776   $       321   $     6,007   $      5,816
          Mining services                 2,763         2,708         8,324          7,752
                                    -----------   -----------   -----------   ------------
Total revenue                             7,539         3,029        14,331         13,568

OPERATING EXPENSES
          Product sales                   4,759           217         7,024          5,529
          Mining services                 2,084         2,366         6,564          6,692
                                    -----------   -----------   -----------   ------------
Total costs and operating expenses        6,843         2,583        13,588         12,221

GROSS PROFIT                                696           446           743          1,347

EXPLORATION AND PROJECT
     INVESTIGATION COSTS                   (705)         (922)       (1,717)        (2,202)
GENERAL AND ADMINISTRATIVE
 EXPENSES                                  (498)         (361)       (1,269)        (1,234)
                                    -----------   -----------   -----------   ------------
LOSS FROM OPERATIONS                       (507)         (837)       (2,243)        (2,089)

Investment income                           129           278           513            839
Interest expense                           (118)          (20)         (156)           (62)
Gain on sale of assets                       13           198            92            259
                                    -----------   -----------   -----------   ------------
LOSS BEFORE INCOME TAXES                   (483)         (381)       (1,794)        (1,053)

Income tax expense                            -             -             -             (5)
                                    -----------   -----------   -----------   ------------

NET LOSS                            $      (483)  $      (381)  $    (1,794)  $     (1,058)
                                    ===========   ===========   ===========   ============

Basic and diluted loss per share    $     (0.03)  $     (0.02)  $     (0.09)  $      (0.05)

Basic and diluted weighted
 average shares
   used to compute loss per share    19,261,365    19,464,466    19,261,365     19,464,466



The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars except per share data)

                                                             September 30,   December 31,
ASSETS                                                          1999            1998
                                                             (Unaudited)      (Audited)
                                                             -----------      ---------

CURRENT ASSETS:

Cash and cash equivalents                                        $ 9,119        $15,687

Gold bullion held for sale                                         1,210          2,101

Receivables                                                        2,515          2,428

Inventories

     Ore and in process                                              986            658

     Materials and supplies                                          644            649

Deferred income taxes                                                123            123

Other                                                                237            283
                                                                 -------        -------

     Total current assets                                         14,834         21,929
                                                                 -------        -------

Mining rights, property, plant and mine development, net          46,547          1,189

Deferred income taxes                                                304            304

Restricted cash                                                    1,053          1,426
                                                                 -------        -------

TOTAL ASSETS                                                     $62,738        $24,848
                                                                 =======        =======




                                                                     (continued)

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars except per share data)

                                                                     September 30,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                      1999           1998
                                                                      (Unaudited)     (Audited)
                                                                       ---------      ---------

CURRENT LIABILITIES:

Accounts payable                                                        $  2,353       $  1,749

Current portion of mine closure liabilities                                  454          1,105

Short-term note payable - Leucadia National Corporation                   15,807              -

Other accrued liabilities                                                    380            293
                                                                        --------       --------

     Total current liabilities                                            18,994          3,147
                                                                        --------       --------

Mine closure and reclamation liabilities                                     743            666

Deferred revenue                                                           1,970          2,864

Deferred income tax liability                                              4,323              -

Line of Credit - Leucadia National Corporation                            20,000              -
                                                                        --------       --------

     Total liabilities                                                    46,030          6,677
                                                                        --------       --------

STOCKHOLDERS' EQUITY

Common stock, par value $.01, 19,261,365 issued and outstanding at September 30, 1999 and 19,464,466 issued and 19,261,929
outstanding at December 31, 1998                                             193            195

Capital in excess of par value                                            67,146         67,146

Accumulated deficit                                                      (50,962)       (49,168)

Treasury stock                                                                 -             (2)

Accumulated other comprehensive gain                                         331              -
                                                                        --------       --------

     Total stockholders' equity                                           16,708         18,171
                                                                        --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 62,738       $ 24,848
                                                                        ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                                                                     (concluded)

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
>

                                                                                    Nine Months Ended
                                                                                       September 30
                                                                                  1999           1998
                                                                               (Unaudited)    (Unaudited)
                                                                               ----------     ----------
OPERATING ACTIVITIES
Net loss                                                                       $   (1,794)      $(1,058)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
Depreciation, depletion and amortization                                              688           772
Receivable from sale of assets                                                          -          (140)
Gain on sale of assets                                                                (92)         (259)
Changes in assets and liabilities net of effects of Riomin Acquisition:
   Gold bullion held for sale                                                         891          (948)
   Receivables                                                                      1,354           (34)
   Refundable income taxes                                                              -           594
   Inventories                                                                       (323)           61
   Other assets                                                                        49            55
   Restricted cash                                                                    373          (149)
   Deferred revenue                                                                  (894)         (430)
   Mine closure and reclamation liabilities                                          (574)         (893)
   Accounts payable and other accrued liabilities                                     (31)         (413)
                                                                               ----------       -------
Total adjustments                                                                   1,441        (1,784)
                                                                               ----------       -------

Net cash provided (used) by operating activities                                     (353)       (2,842)
                                                                               ----------       -------

INVESTING ACTIVITIES:
Additions to property, plant and mine development                                    (822)         (218)
Acquisition of Riomin (net of cash acquired)                                      (41,314)            -
Proceeds from disposition of property and plant                                       111         1,146
                                                                               ----------       -------
Net cash provided (used) by investing activities                                  (42,025)          928
                                                                               ----------       -------

FINANCING ACTIVITIES:
Short-term note payable - Leucadia National Corporation                            15,807             -
Net borrowings under line-of-credit agreement - Leucadia National Corporation      20,000             -
                                                                               ----------       -------
Net cash provided by financing activities                                          35,807             -
                                                                               ----------       -------

EFFECT OF EXCHANGE RATES ON CASH                                                        3             -

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (6,568)       (1,914)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   15,687        18,189
                                                                               ----------       -------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                             $    9,119       $16,275
                                                                               ==========       =======

Supplemental disclosures of cash flow information:
 Interest paid                                                                 $      188       $    38
 Income taxes paid (refund), net                                                        -          (594)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Fair value of assets acquired (net of cash acquired)                           $   46,359             -
Fair value of liabilities assumed                                                  (5,045)
                                                                               ----------

    NET CASH PAID                                                              $   41,314
                                                                               ==========

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands)



1.   Unaudited Interim Consolidated Financial Statements

     The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to the fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 1998, which are included in the Company's Annual Report on Form 10-K for such year (the "1998 10-K"). The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 1998, was extracted from the audited consolidated financial statements contained in the 1998 10-K and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.

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

Castle Mountain Venture
                                          Total Venture        MK Gold's Share
                                        ------------------    -----------------
     Results of Operations
     Nine Months Ended September 30       1999      1998       1999       1998
     --------------------------------   -------   --------   -------    -------

     Product sales                      $17,009   $ 20,284   $ 4,252    $ 5,071

     Loss before taxes                  $(6,180)  $(12,264)  $(1,546)   $(3,066)


     The Company owns a 53% interest in the American Girl Mining Joint Venture (the "AGMJV") which, prior to September 1996, operated a gold mine in Imperial County, California. After an extensive review of the operations at the AGMJV, the Company determined that continued operation at the AGMJV could not be economically justified. On September 5, 1996, the Company announced the suspension of operations at the AGMJV and subsequently began mine closure and reclamation operations. Mine closure and reclamation activities continued during the nine months ended September 30, 1999.

4.   Acquisition

     On September 1, 1999, the Company acquired the entire share capital and subordinated debt of Riomin Exploraciones, S.A. ("Riomin") from Rio Tinto plc ("Rio Tinto"). The aggregate purchase price for the acquisition of Riomin was $42,000,000 in cash. Riomin holds the exploration and mineral rights to the Las Cruces copper deposit in the pyrite belt of Spain (the "Las Cruces Project"). The method of accounting for the acquisition is the purchase method. The acquisition was funded through (i) borrowings of $20 million pursuant to the Company's existing credit agreement with Leucadia National Corporation ("Leucadia"), (ii) the sale of 18,058,635 shares of the Company's authorized but unissued shares of Common Stock to Leucadia for $15,806,723 and (iii) $6,193,277 from the Company's working capital. Pending regulatory approval of the acquisition of the Company's common stock by Leucadia, Leucadia loaned to the Company $15,806,723 pursuant to a promissory note. This promissory note was repaid October 8, 1999, at the time regulatory approval was given and the sale of MK Gold Company shares to Leucadia was completed. In connection with the acquisition of Las Cruces, the Company also granted Straits Resources Ltd., Sydney, Australia, a one-year option to purchase 35% of Las Cruces at the Company's cost, plus interest.

     Of the $42,000,000 purchase price, $36,000,000 represents the purchase of subordinated debt from Rio Tinto. At the acquisition date, Riomin had stockholder's equity of a negative $6,400,000. The excess purchase price of approximately $12,400,000, was allocated to mining rights. As part of the acquisition the Company has also recorded a deferred tax liability of approximately $4,300,000, which was also allocated to mining rights. The operating results of Riomin are included in results of operations from its date of acquisition, September 1, 1999, to September 30, 1999.

     From the date of acquisition to September 30, 1999, all feasibility and development costs for the period were capitalized. The following table provides certain consolidated pro forma results of continuing operations data assuming the acquisition of Riomin had occurred at the beginning of each period presented.


                                           Three Months Ended          Nine Months Ended
                                             September 30                September 30
                                                 (000)                       (000)
                                         ----------------------      ---------------------
                                             1999        1998            1999       1998
                                         ----------  ----------      ----------  ---------

Pro forma (unaudited) results
    Revenue                               $ 7,555       3,137         $ 14,421     13,891
Loss before income taxes                  $  (824)     (3,304)        $ (3,437)    (7,970)
    Net loss                              $  (824)     (3,304)        $ (3,437)    (7,975)
Basic and diluted loss per share          $  (.04)       (.17)        $   (.18)      (.41)


There are no material pro forma adjustments. No mining rights were amortized because the Las Cruces Project is still in the feasibility and development stage.

5.   Related Party Transactions

     For the quarter ended September 30, 1999, approximately $151,000 in interest and commitment fees was paid relating to the $20,000,000 line-of-credit facility with Leucadia. In addition, approximately $105,000 in interest was accrued relating to the promissory note with Leucadia. Approximately $138,000 in interest relating to the Las Cruces Project was capitalized.

6.   Accounting Standards

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

General

On September 1, 1999, the Company acquired the entire share capital and subordinated debt of Riomin Exploraciones S.A. from Rio Tinto plc ("Rio Tinto"). Subsequent to the acquisition, the name of Riomin Exploraciones, S.A. was changed to Cobre Las Cruces, S.A. ("Las Cruces"). Las Cruces holds the exploration and mineral rights to the Las Cruces copper deposit in the pyrite belt of Spain (the "Las Cruces Project"). The Las Cruces Project is in the feasibility and development phase and no copper is currently being produced from the Las Cruces Project. Actual mining will be subject to permitting, engineering and construction.

The aggregate purchase price for the acquisition of Las Cruces was $42,000,000 in cash. In addition, Rio Tinto will be entitled to receive a 1.5% royalty on any copper sales from the Las Cruces Project at a price exceeding $0.80 per pound. The Company obtained funding for the acquisition of Las Cruces through
(i) borrowings of $20 million pursuant to its existing credit agreement with Leucadia National Corporation ("Leucadia"), (ii) the sale of 18,058,635 shares of its authorized but unissued shares of Common Stock to Leucadia for $15,806,723 and (iii) $6,193,277 from the Company's working capital. In connection with the acquisition of Las Cruces, the Company also granted Straits Resources Ltd., Sydney, Australia, a one-year option to purchase 35% of Las Cruces at the Company's cost, plus interest.

Results of Operations

Gold Production: The Company's attributable share of gold production for the three and nine month periods ended September 30, 1999, was 5,304 ounces and 15,728 ounces, respectively, compared to 5,184 ounces and 19,317 ounces for the three and nine month periods ended September 30, 1998. This represents an increase in production of 2% for the three month period and a decrease of 19% for the nine month period, compared to the same periods in 1998. The decrease in production for the nine month period is attributable to the lower grade ore experienced in the Oro Belle, Hart Tunnel and Jumbo pits and lower ore crushing rates resulting from weather related and mechanical problems at the Castle Mountain Venture (the "CMV") and the cessation of gold production at the American Girl Mining Joint Venture (the "AGMJV"). The Company is conducting closure and reclamation operations at the AGMJV and expects the project to be completed by the fourth quarter of 1999.

Product sales revenue for the three and nine month periods ended September 30, 1999 increased $4.5 million and $.2 million, respectively, compared to the corresponding periods in 1998. The Company sold 16,000 ounces of gold on the spot market during the third quarter of 1999. During the first and second quarters of 1999, the Company sold only 2,000 ounces of gold due to weak gold market conditions. Subsequent to the end of the third quarter, the Company continued to sell gold under forward sales contracts. In October 1999, 27,336 ounces were sold under forward sales contracts at an average price of $315 per ounce. Product sales revenue for the three and nine month periods ended September 30, 1999 also includes deferred revenue of $.3 million and $.9 million, respectively, associated with the settlement of a dispute in 1995 relating to the Company's mining contract at the CMV.

Revenue from mining services for the three and nine month periods ended September 30, 1999 totaled $2.8 million and $8.3 million, respectively. Revenues for the three month period ended September 30, 1999 were comparable to the same period in 1998. Revenues for the nine months ended September 30, 1999 increased compared to the same period in 1998. This increase is attributable to the escalation of the contract price and an increase in tons mined during 1999.

Hedging Activity: For the nine month period ended September 30, 1999, the average gold price realized was $280 per ounce, compared to $317 per ounce for the nine months ended September 30, 1998. The average spot price for the nine month period ended September 30, 1999 was $274 per ounce.

Gross Profit: Product sales resulted in gross profit of approximately $17,000 for the three month period ended September 30, 1999. The Company experienced a loss from product sales of $1.0 million for the nine month period ended September 30, 1999. The Company experienced losses from product sales of $.2 million and $.6 million, respectively, for the three and nine month periods ended September 30, 1998. Gross profit for 1999 has been adversely impacted by the decline in gold prices compared to the same periods in 1998.

Gross profit from contract mining operations increased $.7 million for the nine months ended September 30, 1999, compared to the same period in 1998. Reductions in operating costs resulted in improved profit margins for the nine month period.

Exploration Costs: Exploration and project investigation costs were $.7 million and $1.7 million for the three and nine month periods ended September 30, 1999, respectively, compared to $.9 million and $2.2 million for the three and nine month periods ended September 30, 1998. Despite the reduction in exploration expense, the Company was active in its three exploration programs. Exploration activities in Nevada have been focused on three properties acquired during the fourth quarter of 1998. Field work on these properties commenced during the second quarter of 1999. Exploration activities in Mexico resulted in a joint venture with Cominco Mexico S.A. de C.V. to explore the El Habal property in Sinaloa State. Brazilian exploration activities have included the signing of an option agreement to explore a prospective gold property in central Brazil. Geologic sampling and mapping was done on that property during the second quarter and continued during the three months ended September 30, 1999.

Las Cruces Project: Since acquisition, the activities of Las Cruces have been focused on completing the environmental and technical studies necessary to finalize a feasibility study. During September 1999, the Company expended $271,000 relating to the Las Cruces Project.

General and Administrative Expenses: General and administrative expenses were $.5 million and $1.3 million for the three and nine month periods ended September 30, 1999, respectively. This represents an increase of 38% and 3% for the three and nine month periods ended September 30, 1999, compared to the same periods in 1998. The increase in general and administrative expenses for the three months ended September 30, 1999 is due to costs associated with the Las Cruces acquisition and the Company's pending lawsuit against Morrison-Knudsen Corporation.

Liquidity and Capital Resources

The Company's principal sources of funds are its available resources of cash and cash equivalents and cash generated from mining operations and contract mining services. In addition, the Company maintains a $20 million credit facility with Leucadia National Corporation, which was renewed effective March 1, 1998 for a period of three years. At September 30, 1999, the outstanding balance under the credit facility was $20 million. Loans outstanding under the credit facility bear interest equal to the prime rate, and interest is payable quarterly. At September 30, 1999, the Company had cash and cash equivalents of $9.1 million and gold bullion of $1.2 million representing a decrease in cash and cash equivalents and gold bullion of $7.5 million from December 31, 1998. The decrease in cash resources is primarily due to the acquisition of Las Cruces.

Net cash used by operating activities was $.4 million for the nine months ended September 30, 1999, compared to net cash used by operating activities of $2.8 million for the same period in 1998. The Company's gold bullion inventories decreased during the first nine months of 1999.

Net cash used in investing activities was $42 million for the nine months ended September 30, 1999, an increase of $43 million from the same period in 1998. The increase was due primarily to the acquisition of Las Cruces during the third quarter of 1999.

Net cash provided by financing activities was $35.8 million for the nine months ended September 30, 1999, compared to $0 million for the same period in 1998. The 1999 net cash provided by financing activities resulted from borrowings under our credit facility and the short-term promissory note relating to the sale of authorized but unissued shares of MK Gold stock to Leucadia. The proceeds from these transactions were used to fund a portion of the purchase price for the Company's acquisition of Las Cruces.

During the quarter ended March 31, 1998, the Company received $.6 million of income tax refunds relating to the tax loss reported for the year ended December 31, 1997. The Company also received $1.1 million of proceeds from the disposal of plant and equipment, during 1998.

Additions to property, plant and mine development totaled $.8 million for the nine months ended September 30, 1999, compared to $.2 million for the same period in 1998. For all periods presented, additions to property, plant and mine development equipment consisted of (i) mine development expenditures; (ii) construction expenditures for buildings, machinery, plant and equipment; and
(iii) expenditures for mobile mining service equipment. Feasibility and development costs incurred on the Las Cruces Project are capitalized and are reflected as investing activities in the statement of cash flows.

Upon completion of production at a mine, the Company must make expenditures for reclamation and closure of the mine. The Company provides for future reclamation and mine closure liabilities on a units-of-production basis. At September 30, 1999, $1.2 million were accrued for such costs. In addition to the accruals, the Company and its joint venture partner are depositing cash in a separate fund to cover future reclamation costs at the CMV properties. The Company reviews the adequacy of its reclamation and mine closure liabilities in light of current laws and regulations and adjusts it liabilities as necessary.

In October 1998, the Company announced a share repurchase program. The Board of Directors of the Company has authorized the repurchase of up to 2 million shares. No shares were purchased by the Company during the three months ended September 30, 1999.

Year 2000 Compliance

The Company has performed an analysis and has implemented procedures to address year 2000 issues. The Company has converted its financial systems to year 2000 compliant systems. The Company does not anticipate any significant additional costs to modify its systems to accommodate the impact of the upcoming change in the century. Although the Company is working cooperatively with certain third parties, the Company cannot give any assurances that the systems of other parties will be year 2000 compliant on a timely basis. In the most reasonably likely worst-case scenario involving the failure of the Company's systems and applications or those operated by others, the Company's business, financial condition and results of operations would be materially adversely affected. However, an estimate of the dollar amount of such an adverse effect cannot be practically determined at this time.

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

         27   Financial Data Schedule


         (b) A report on Form 8-K was filed with the Securities and Exchange Commission (the "Commission") on September 15, 1999 relating to the Company's acquisition of Riomin and the change of control resulting from the sale by the Company of 18,058,635 shares of Common Stock to Leucadia.

                                 SIGNATURES
                                 ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MK GOLD COMPANY



                               /s/ John C. Farmer
                               --------------------------------------------
                               JOHN C. FARMER
                               Chief Financial Officer
                               (Authorized Signatory and
                               Principal Financial and Accounting Officer)



Date:  November 15, 1999

                                 INDEX TO EXHIBITS

Exhibits

27        Financial Data Schedule.