Form 10-K405
period 1999-12-31
MK GOLD CO
filed 2000-03-29
CIK 913586

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    _______
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____ to ____

                          Commission File No. 0-23042

                                MK GOLD COMPANY
              (Exact name of registrant as specified in charter)

           Delaware                                    82-0487047
-------------------------------                ------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                       -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 21, 2000, the aggregate market value of the Registrant's voting and non-voting common stock held by non-affiliates of the Registrant based upon the average bid and asked prices reported for such date on the OTC Bulletin Board was approximately $8,440,060.

The number of shares of the Registrant's common stock outstanding as of March 24, 2000 was 37,320,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2000 Annual Meeting of Stockholders of the Registrant is incorporated by reference into Part III of this Form 10-K.

================================================================================

                                MK GOLD COMPANY
                          ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1999

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

                                                    PART II

Item  5.           Market for the Registrant's Common Stock and Related Stockholder Matters                II-1

Item  6.           Selected Financial Data                                                                 II-1

Item  7.           Management's Discussion and Analysis of Financial Condition and Results of Operations   II-3

Item  7A.          Quantitative and Qualitative Disclosures About Market Risk                              II-8

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

                                    PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

                                 Introduction

     MK Gold Company ("MK Gold" or the "Company") was originally incorporated in Delaware in 1990. The Company's principal executive offices are located at Eagle Gate Tower, 60 East South Temple, Suite 2100, Salt Lake City, Utah, 84111. The Company was a wholly owned subsidiary of Morrison Knudsen Corporation ("MK") until December 14, 1993 when 9 million shares of the Company's common stock were sold in a public offering and 9 million shares were retained by MK. During January 1994, an underwriters' option was exercised and an additional 1,350,000 shares of common stock were sold to the public. On June 6, 1995, MK sold its 9 million shares of the Company's common stock to Leucadia National Corporation, a New York corporation ("Leucadia"). The Company sold an additional 18,058,635 shares of common stock to Leucadia in September 1999 in connection with the Company's acquisition of Riomin Exploraciones S.A., as described below. Approximately 72.5% of the Company's outstanding common stock is currently owned by Leucadia.

     The Company is engaged in the business of mining gold and exploring for and acquiring gold and other metal properties. The Company currently holds a joint venture interest in one producing gold mining project and provides contract mining services to that project. The Company also holds a joint venture interest in a gold project for which the process of mine closure and reclamation was completed in February 2000. See Items 1 and 2 - "Business and Properties-- Properties and Operations."

                           Properties and Operations

Las Cruces Project

     On September 1, 1999, the Company acquired the entire share capital and subordinated debt of Riomin Exploraciones S.A. from Rio Tinto plc ("Rio Tinto"). Subsequent to the acquisition, the name of Riomin Exploraciones, S.A. was changed to Cobre Las Cruces, S.A. ("Las Cruces"). Las Cruces holds mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain. The Las Cruces deposit has a resource estimated at 15.2 million metric tons estimated to contain 6.1% copper. A gold bearing gossan, that has not been evaluated, and 150 meters of unconsolidated overburden overlie the deposit. The resource calculation was based upon the analysis of 279 drill holds totaling over 272,000 feet. Las Cruces holds the exploration rights to 272 square kilometers adjacent to the deposit.

     A preliminary feasibility study, prepared by Rio Tinto in 1998, estimated the capital cost would be approximately $300 million to bring the mine into production. A bankable feasibility study and permitting activities are currently underway. This study will better define the future capital and operating costs of the Las Cruces Project.

     Mining at the Las Cruces Project will be subject to permitting, significant financing, engineering and construction. Although the Company believes necessary permitting for the Las Cruces Project will be obtained, the Company cannot guarantee that such will be the case. Further, there may be other political and economic circumstances that could prevent the Las Cruces Project from being developed.

     The aggregate purchase price for the acquisition of Las Cruces was $42,000,000 in cash. In addition, Rio Tinto will be entitled to receive a 1.5% royalty on any copper sales from the Las Cruces Project at a price exceeding $0.80 per pound. The Company obtained funding for the acquisition of Las Cruces through (i) borrowings of $20,000,000 pursuant to its existing credit agreement with Leucadia, (ii) the sale of 18,058,635 shares of its authorized but unissued shares of common stock to Leucadia for $15,806,723 and (iii) $6,193,277 from the Company's working capital. Pending regulatory approval of the acquisition of the Company's common stock by Leucadia, Leucadia loaned to the Company $15,806,723 pursuant to a promissory note. This promissory note was repaid on October 8, 1999, at the time regulatory approval was given and the sale of MK Gold shares to Leucadia was completed. In connection with the acquisition of Las Cruces, the Company also granted Straits Resources Ltd., Sydney, Australia, a one-year option to purchase 35% of Las Cruces at the Company's cost, plus interest.

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

     The Castle Mountain Mine is located in San Bernardino County, California, approximately 70 miles south of Las Vegas, Nevada. Mining operations at the Castle Mountain Mine commenced in June 1991, followed by commercial production in April 1992. Operations are expected to continue through 2001, with gold production extending into 2002. In 2000, the mining operations are expected to have an average waste to ore ratio of approximately 0.9:1 and are expected to produce approximately 9.8 million tons of ore and waste. Ore is subjected to a combination of milling and heap leaching.

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

     Total tons mined at the CMV during 1999 increased to 18.4 million tons from 17 million tons in 1998. The price received by the Company for contract mining services performed during 1999 was $0.78 per ton while costs amounted to $.65 per ton. Additionally, the Company recorded $118,000 of net income from non-mining earth work at the CMV during 1999.

     CMV Operations. In 1999, MK Gold's 25% share of cash flow used in CMV operations, after capital expenditures, was $593,000. CMV gold production was 94,970 ounces with cash costs at $303 per ounce. The Company's 25% share of production in 1999 was 23,315 ounces as compared to 22,284 for the year ended December 31, 1998.

     Several mining claims controlled by the CMV are subject to production-based net smelter return royalty payments and other royalty payments. Under the terms of the royalty agreements, the CMV is required to make annual rental or advance royalty payments. Royalty payments made by the CMV for 1999 totaled $468,000, including the Company's attributable share of $117,000.

     Based upon a $300 per ounce gold price, the estimated reserves and stockpiles as of December 31, 1999 at the Castle Mountain Mine contain 296,014 ounces. The Company's attributable share is 74,003 ounces. After recovery losses, the Company's share is expected to be 67,486 ounces (which includes 8,000 ounces of residual heap leach recovery). Cash operating costs are expected to be $198 per ounce in 2000, a 35% decrease from 1999. Ore grade mined is expected to increase from 0.034 ounces per ton in 1999 to 0.043 ounces per ton in 2000, an increase of 26%. The Company anticipates that operating costs will continue to decrease and ore grades will continue to increase until ore reserves are exhausted. Closure and reclamation is expected to begin in 2001 and will take approximately three years.

     The tables below present the reserve and operating data for the CMV at December 31, 1999.

                         PROVEN AND PROBABLE RESERVES*

         Total ore tons.................................................................         6,868,979
         Waste to ore ratio.............................................................             1.2:1
         Average ore grade (oz./ton)....................................................             0.043
         Cutoff grade (oz./ton).........................................................             0.015

         Total contained ounces including stockpiles....................................           296,014
         MK Gold share (25%) contained..................................................            74,003
         MK Gold share (25%) recoverable................................................            59,486

                              -------------------

*Reserves were calculated by Viceroy. Reserves represent mineable and diluted tons and do not reflect losses in the recovery process. The estimates of reserves at December 31, 1999 are based on an assumed gold price of $300 per ounce and include previously mined ore in stockpiles near the primary crusher. The reserves were calculated with cut high grade assay values. Reserve estimates were determined by use of mapping, drilling, metallurgical testing and other standard evaluation methods generally applied by the mining industry, including computer block modeling.

                                OPERATING DATA
                        (000's except grade and ounces)
                                 (100% Basis)

                                                                   Year Ended        Year Ended         Year Ended
                                                                  December 31,      December 31,       December 31,
                                                                     1999               1998               1997
                                                                  ------------      ------------       ------------
Tons mined                                                            18,402            17,032             17,864
Tons ore mined                                                         5,058             3,843              3,572
Ore tons to pad*                                                       4,123             3,891              4,103
Tons to mill                                                              90                58                412
Avg. grade crushed (opt)                                               0.034             0.027              0.038
Overall gold recovery                                                   70.0              84.8               78.5
Avg. mill head grade (opt)                                              .138              .108               .138
Mill recovery**                                                         50.5%             45.0%              49.7%

Ounces of gold produced
Mill**                                                                 6,266             2,817             28,264
Leach                                                                 88,704            86,319             94,139
Total gold production                                                 94,970            89,136            122,403
Ounces of silver produced                                             26,579            32,731             51,901

Cost per ounce
Cash cost per ounce                                                $     303         $     323          $     278
Non-cash cost per ounce                                                   43                45                104
Total cost per ounce                                               $     346         $     368          $     382

----------------------

*Includes previously mined ore from stockpiles.
**Based on gold extracted during milling. Does not reflect gold leached from milled material after stacked on pad.

American Girl - Oro Cruz

     The Company holds a 53% interest in the American Girl Mining Joint Venture, a California general partnership (the "AGMJV"). Hecla Mining Company ("Hecla") owns the remaining 47% interest. The AGMJV is governed by a management committee composed of two members appointed by the Company and two members appointed by Hecla. The Company serves as the manager of the AGMJV for a monthly fee of 2% of the cash operating costs and capital expenditures, excluding royalty payments. Management fees paid to the Company were less than $.1 million for 1999.

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

     The reclamation costs at the AGMJV are significantly below budget. Gold recovery from the leach pads has exceeded projections and proceeds from the disposal of idle equipment have been greater than originally estimated. The reclamation efforts at the AGMJV continued during 1999, and full mine reclamation was completed in February 2000.

                                  Exploration

     The Company is continuing to search for profitable investment opportunities. The Company has grassroots exploration programs in Nevada, Mexico and Brazil. During 1999, field examinations were conducted on 52 properties resulting in the acquisition of properties in Brazil, Mexico and the western United States. Drilling programs were conducted on four properties, two in Mexico, one in Brazil and one in Nevada. The Company continues to evaluate exploration projects on a worldwide basis. Each of the Company's exploration projects is described below.

Diamond Valley Project

     The Company's Diamond Valley Project is based on a joint venture with Phelps Dodge Exploration Company formed to explore, develop and produce precious and other metals from the Diamond Valley property in Elko County, Nevada. During 1999, the Company commenced an exploration program on the property consisting of sampling, geophysics and drilling. A zone of strong alteration and gold mineralization extending along strike, up to 600 feet wide, was identified and tested with 17 drill holes totaling 10,085 feet. While surface samples tested up to 0.80 ounces per ton, the best drill intercept yielded 0.07 ounces per ton over an interval of 5 feet. However, zinc values of 5.5% and 11.6% over 5 foot intervals were encountered. No additional work on the property is currently planned.

El Habal Project

     The El Habal Project is based on a farm-in agreement with Cominco Mexico. The 1999 exploration program consisted of mapping, sampling and drilling. Further drilling is planned during 2000.

Fazenda Matou Project

     The Fazenda Matou Project is located in southern Sao Paulo State in Brazil. The Project was acquired in the second quarter of 1999. After a program of sampling and mapping, three prospective gold targets, were identified and drilled. The result of the drilling did not justify additional work. The property has been abandoned.

Piedra Gorda

     Piedra Gorda is a project consisting of six properties in Zacatecas Mexico. After a program of mapping and sampling, one of the properties was drilled. The results did not justify additional work. The six properties have been abandoned.

Principe Project

     The Principe Project is located in Tocantins State in Brazil. In the second quarter, the Company signed a farm-in agreement with the Terra Goyana Mineradora which will allow the company to earn up to a 70% interest in the exploration concession. Preliminary sampling has identified several gold targets that will be drilled in the first quarter of 2000.

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

                             Industry Segment Data

     Industry segment data for the Company is provided in Note 9 to the Company's Consolidated Financial Statements, included in Part II of this report.

                             Environmental Matters

     The Company is committed to fulfilling its requirements under various federal, state, and local laws and regulations governing protection of the environment. Environmental laws are continually changing and, as a general matter, are becoming more restrictive. The Company's policy is to conduct its business in a manner that safeguards public health and mitigates the environmental effects of its mining operations. To comply with these federal, state and local laws, the Company has made, and in the future may be required to make, capital and operating expenditures. However, the Company does not anticipate that it will be required to make any unusual capital or operating expenditures for environmental compliance during the remainder of 2000 or during 2001.

                                   Employees

     At December 31, 1999 the Company employed 106 people, including 4 in the gold mining segment, 67 in mining services, 23 at Las Cruces and 12 at the home office. In addition to its geology staff, the Company uses contract professionals to conduct exploration throughout the world.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a plaintiff in an action styled MK Gold Company v. Morrison
                                                    ---------------------------
Knudsen Corporation, No. 2:96CV00935, instituted October 8, 1996 and pending in
-------------------
the United States District Court for the District of Utah. In that case, MK Gold has sued MK for breach of a noncompete agreement. The case has been set for a three week trial to begin on April 2, 2001.

     MK has asked the court to rule, as a matter of law, that even if MK breached the noncompete agreement, MK Gold cannot show that such a breach directly caused MK Gold any recoverable damages. MK Gold has responded to MK's Motion, asserting that the existence of material facts precludes a summary disposition of the issue. The court will hear argument from counsel for both parties on the merits of this Motion on April 17, 2000.

     The Company is a defendant in an action styled Morrison Knudsen Corporation
                                                    ----------------------------
v. MK Gold Company, No. CV 99-0064-SBLW, instituted February 11, 1999 and
------------------
pending in the United States District Court for the District of Idaho. In that case, MK has alleged that MK Gold violated federal and state trademark statutes and breached a trademark license agreement by using the "MK" mark in connection with nonprecious metals projects. Upon motion by MK Gold, the court has ruled that the case should be stayed pending the resolution of the Utah litigation. MK has asked the court to lift the stay, but the court has not yet ruled on that request.

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Following is a schedule of names and certain information regarding all of the executive officers of the Company, as of March 24, 2000:

Name                    Age   Position
----                    ---   --------

G. Frank Joklik         71    Chairman of the Board and Chief Executive Officer

Donald L. Babinchak     64    President

James G. Baughman       43    Exploration Manager

John C. Farmer          50    Chief Financial Officer, Secretary

Larry L. Lackey         64    Director Exploration

Thomas G. White         56    Manager of Operations

     G. Frank Joklik became Chairman of the Board of the Company on June 30, 1998, and has been a director since June 6, 1995. Mr. Joklik served as President and Chief Executive Officer of the Company from November 1, 1995 through June 30, 1998. Concurrent with his appointment as Chairman of the Board, Mr. Joklik took a leave of absence from his position as President and Chief Executive Officer of the Company in order to fulfill his responsibilities to the Salt Lake Organizing Committee for the 2002 Olympic Winter Games. Mr. Joklik returned from leave of absence to his position as Chief Executive Officer during the second quarter of 1999. Prior to joining the Company, Mr. Joklik was the President and Chief Executive Officer of Kennecott Corporation.

     Donald L. Babinchak has served as President of the Company since June 30, 1998. Mr. Babinchak has also served as the Director of Human Resources of the Company since March 25, 1996. Mr. Babinchak was formerly Vice President of Human Resources and Administration of Kennecott Corporation.

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

     Larry L. Lackey has been Director Exploration for MK Gold since October 1, 1999. Mr. Lackey has also served as the Company's Chief Geologist since August 23, 1995. He was formerly Regional Vice President-Central America and the Caribbean for Independence Mining Company, Inc.

     Thomas G. White has been the Manager of Operations for MK Gold since October 8, 1993. Prior to joining MK Gold, Mr. White served as a Mining Executive for the gold operations of Homestake Mining Co., located in San Francisco, California.

                                     PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                               Market Information

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

         The following table sets forth, for the Company's common stock, by quarter, the high and low bid quotations as reported by the OTC Bulletin Board for the year ended December 31, 1999, and the high and low sales prices as reported by the NASDAQ National Market System for the year ended December 31, 1998. The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                           Year Ended
          Quarter      ----------------------------------------------------
           Ended         December 31, 1999             December 31, 1998
           -----       ---------------------       ------------------------
                         High            Low         High             Low
                         ----            ---         ----             ---
            3/31       $ .625         $  .36        $1.5310        $ .8750
            6/30         .46             .4375       1.2500          .8125
            9/30        1.25             .45          .8125          .5625
           12/31        1.1875           .6563        .8125          .4375


         The high and low bid quotations for the first quarter 2000, as of March 21, 2000, were $1.05 and $.75, respectively.

                                     Holders

         As of March 24, 2000, the number of registered holders of the Company's common stock was approximately 162 (not including beneficial owners of the Company's common stock held in the name of a broker, dealer, bank, voting trustee or other nominee).

                                    Dividends

         The Company does not intend to pay any cash dividends with respect to its common stock in the foreseeable future. The Company did not pay any dividends during 1999 or 1998.

                     Recent Sales of Unregistered Securities

         In September of 1999, the Company sold 18,058,635 shares of common stock to Leucadia for an aggregate purchase price of $15,806,723. No underwriters were involved in this sale. The Company believes that this sale was exempt from registration under Section 4(2) of the Securities Act of 1933 because it did not involve a public offering. The Company used the proceeds of this sale to finance a portion of its acquisition of Las Cruces.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

                                MK GOLD COMPANY

                       SELECTED FIVE-YEAR FINANCIAL DATA
 (in thousands, except share and ounce amounts, per share and per ounce data)

                                                                                       Nine Months Ended
                                                  Year Ended December 31                   December 31
                                       -----------------------------------------       ------------------
                                        1999        1998        1997        1996        1996         1995
                                        ----        ----        ----        ----        ----         ----
 OPERATING DATA
 Revenue:
      Product sales                  $ 8,456     $ 9,017     $16,656     $20,929      $14,284      $19,399
      Mining services                 11,023      11,065      11,233       8,927        7,065        6,477
                                     -------     -------     -------     -------     --------      -------

 Total revenue                        19,479      20,082      27,889      29,856       21,349       25,876
 Gross profit (loss):
      Product sales                     (351)        400         127      (2,033)        (271)        (277)
      Mining services                  2,430       1,730       1,307       1,095          757        1,292
                                     -------     -------     -------     -------     --------      -------

 Total gross profit (loss)             2,079       2,130       1,434        (938)         486        1,015
 Exploration costs                    (2,223)     (3,068)     (2,306)     (2,161)      (1,455)      (1,028)
 General and administrative
      expenses                        (1,766)     (1,661)     (1,650)     (2,829)      (1,683)      (2,655)
 Provision for mine closure and
      reclamation                          -           -       2,330      (2,100)      (2,100)           -
 Equity in loss of unconsolidated
      affiliates                           -           -           -         (58)           -       (1,480)
 Provision for impairment of
      long-lived assets                    -           -      (1,800)    (27,935)           -       (5,946)
                                     -------     -------     -------    --------     --------      -------
 LOSS FROM OPERATIONS                $(1,910)    $(2,599)    $(1,992)   $(36,021)     $(4,752)    $(10,094)
                                     =======     =======     =======    ========     ========      =======

 NET LOSS PER COMMON SHARE           $ (0.06)    $ (0.07)    $ (0.05)   $  (2.06)     $ (0.24)    $  (0.41)
 BALANCE SHEET DATA (At end of
      period)
 Total assets                        $59,941     $24,848     $28,617    $ 32,978      $32,978     $ 67,568
 Long-term debt                       20,000        None        None        None         None         None
 Stockholders' equity                 31,043      18,171      19,552      20,444       20,444       60,364
 OTHER FINANCIAL DATA:
 Depreciation, depletion, and
 amortization:
      Product Sales                      710         947       2,403       4,686        3,070        6,130
      Mining services                    102          86          66         165           83          801
 Capital expenditures                 43,807         233       1,230       2,147        1,194        7,280
 Payments of long-term debt                -           -           -           -            -       20,024
 OTHER DATA
 Gold ounces sold                     25,000      25,091      42,600      43,800       29,300       48,805
 Gold ounces produced                 23,315      25,292      34,426      54,294       38,249       46,185
 Gold ounces in inventory, at end
 of year                               5,588       7,273       7,072      16,282       16,282        6,240
 Average gold price realized (per
 ounce)                              $   289     $   311     $   351    $    406      $   404     $    397
 Average spot gold price (per
 ounce)                                  279         295         333         386          385          386
 Average costs per ounce (a)(b):
      Mine production costs              298         320         270         312          282          289
      Royalties                            5           3           8          12           10           17
                                     -------     -------     -------    --------     --------      -------
      Production costs                   303         323         278         324          292          306
      Depreciation, depletion and
        amortization                      39          41         101          86           81          132
      Reclamation                          4           4           3           3            4            2
                                     -------     -------     -------    --------     --------      -------
 Full costs                          $   346     $   368     $   382    $    413      $   377     $    440

(a) Production costs include costs and operating expenses for mining, milling, processing, project-site administration and royalties, but exclude exploration costs and interest expense. Full costs include all production costs, plus depreciation, depletion and amortization relating to each operating mine, divided by total ounces of gold produced. Per ounce costs are normalized for fluctuations in waste stripping costs between the actual waste to ore ratio and the mine life average waste to ore ratio. Data on average costs per ounce may not correspond to expense reported in the financial statements in any given year because of the timing and methods of recognizing costs of production. Production costs represent costs incurred in the year in which gold ounces are produced. In contrast, costs of sales are recognized when gold ounces are delivered. Gold ounces delivered in one year may have been produced in that year or may have been drawn from inventory at the beginning of the year. Hence, costs associated with gold ounces sold in one year may be reflective of average production costs in a previous year.
(b) Average cost per ounce for the years ended December 31, 1999, 1998 and 1997 and nine months ended December 31, 1996 includes only the cost for the CMV.

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

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1998

                                Gold Production

     The Company's attributable share of gold production decreased 8% to 23,315 ounces in 1999 from 25,292 ounces in 1998 due to the cessation of gold production at the AGMJV. During 1998, 3,008 ounces of gold were recovered during reclamation. Production at the Castle Mountain Mine increased 5% to 23,315 ounces during 1999 compared to 22,284 ounces in 1998.

                                    Revenue

     Product sales revenue decreased $.6 million or 6% to $8.5 million for 1999 compared to $9.0 million for 1998 primarily as a result of reduced gold prices. The average price realized per ounce of gold decreased to $289 during 1999 compared to $311 in 1998.

     Revenue derived from mining services is primarily dependent upon the quantities of materials mined during the period. Revenue from mining services decreased less than 1% to $11.0 million in 1999 from $11.1 million in 1998. Mine production at the CMV was at a level comparable to 1998.

                               Hedging Activity

     For 1999, the average gold price realized per ounce for the 25,000 ounces sold was $289 per ounce compared to an average spot price of $279 per ounce. During 1999, 4,336 ounces of the total gold sold were delivered under the Company's hedging program at an average price of $313 per ounce. For 1998, the average price realized for the 25,091 ounces sold was $311 per ounce compared with the average spot price of $295 per ounce. During 1999, the Company delayed selling its gold production due to depressed marked prices. During a spike in gold prices in September and October, the Company sold its available gold inventory and sold forward 27,336 ounces. At December 31, 1999, the Company had forward sales contracts totaling 23,000 ounces for delivery in 2000 at an average price of $318 per ounce. During 1998, the Company delivered 13,000 ounces of gold under its hedging program.

                                 Gross Profit

     Gross profit from product sales decreased from $.4 million in 1998 to $(.4) million in 1999. As a percentage of product sales, gross profit was (4)% in 1999 compared to 5% in 1998. The decrease in profitability for 1999 was primarily due to the decrease in gold prices.

     Gross profit from mining services increased 40% to $2.4 million in 1999 from $1.7 million in 1998. The improvement in gross profit from mining services is due to the replacement of high operating cost equipment and continued emphasis on operating cost reductions. As a percentage of mining services revenue, gross profit was 16.5% in 1999 compared to 11.7% in 1998.

                               Exploration Costs

     Exploration costs decreased 28% to $2.2 million compared to $3.1 million in 1998. Exploration expenditures decreased in 1999 as interests in fewer properties were acquired. Mapping, sampling and drilling activities were focused on fewer properties. In addition to its exploration programs in Nevada, Mexico and Brazil, the Company conducted 52 field examinations during 1999. The Company continues to seek opportunities throughout the world. See Items 1 and 2 - "Business and Properties-Properties and Operations."

                      General and Administrative Expenses

     General and administrative expenses for 1999 increased $.1 million or 6% compared to 1998. The increase was primarily due to expenses relating to the acquisition of Las Cruces.

                               Interest Expense

     Interest expense increased 124% to $.18 million in 1999 from $.08 million in 1998. Interest expense consisted primarily of the cost of the commitment fee on the Company's credit facility and interest on a $15.8 million promissory note with Leucadia in conjunction with the Company's sale of 18,058,635 shares of common stock to Leucadia. The promissory note was repaid on October 8, 1999. In addition to the interest expensed, an additional $.57 million in interest was capitalized relating to the Las Cruces Project.

                                 Income Taxes

     The reduction in the deferred tax asset and the corresponding recognition of income tax expense is the result of the reversal of temporary differences arising in prior years. See Note 10 to the Company's Consolidated Financial Statements. A deferred income tax liability of $3.97 million was recorded relating to the Company's acquisition of Las Cruces.

TWELVE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1997

                                Gold Production

     The Company's attributable share of gold production decreased 27% to 25,292 ounces in 1998 from 34,426 ounces in 1997. Production at the Castle Mountain Mine decreased 27% to 22,284 ounces during 1998 compared to 30,601 ounces in 1997. The decrease was due to lower ore grades and reduced production resulting from a wall failure in July 1998 followed by a crusher failure in August. The wall failure occurred in the OBHT pit and negatively impacted production through November. The crusher failure impacted production for six weeks. Gold production from the AGMJV was 3,008 ounces in 1998 compared to 3,825 ounces in 1997. Gold production at the AGMJV resulted from the continued rinsing of the leach pad during reclamation.

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

                               Interest Expense

     Interest expense decreased 40% to $.08 million in 1998 from $.14 million in 1997. Interest expense was primarily the cost of the commitment fee on the Company's credit facility.

                                 Income Taxes

     The reduction in the deferred tax asset and the corresponding recognition of income tax expense is the result of the reversal of temporary differences arising in prior years. See Note 10 to the Company's Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are its available resources of cash and cash equivalents, cash generated from mining operations and contract mining services, and its credit facility. At December 31, 1999, the Company had cash and cash equivalents of $7.1 million and gold bullion of $1.4 million, representing a decrease in cash and cash equivalents and gold bullion of $9.3 million from December 31, 1998.

     In March 1998, the Company entered into a $20 million credit agreement (the "Credit Facility") with Leucadia. The Credit Facility may be terminated on December 15 of any year, provided Leucadia notifies the Company of such termination prior to September 15 of such year. The original expiration of the Credit Facility was December 15, 2000. The Credit Facility was amended, effective March 1, 2000, to increase the credit limit to $30 million and extend the expiration to December 15, 2001. At December 31, 1999, the Company had outstanding borrowings under the Credit Facility of $20 million. Loans outstanding under the Credit Facility bear interest equal to the prime rate, and interest is payable quarterly.

     Net cash provided by operating activities was $.6 million for 1999 compared to net cash used of $3.5 million for 1998. The Company's cash operating cost per ounce of gold produced exceeded the average gold price for 1999 and 1998. This trend is expected to reverse for the remaining mine life at the CMV. The Company expects that its cash and cash equivalents and operating cash flows will be sufficient to cover operating expenses for the near term. However, the Company's cash resources will not be sufficient to cover all projected expenses necessary to commence mining at the Las Cruces Project. A preliminary feasibility study, prepared by Rio Tinto in 1998, estimated the capital cost would be approximately $300 million to bring the mine into production. The completion of a bankable feasibility study will better define the future capital and operating costs of the Las Cruces Project. The Company will require additional financing in order to complete construction and pay other projected expenses at the Las Cruces Project. While the Company believes that it will be able to obtain financing for the Las Cruces Project, no assurances can be given that such financing will be available or that the Company will be able to obtain such financing on favorable terms.

     The Company's current sources of funds available to fund new mining projects are limited. The Company utilized a significant portion of its existing sources of funds, other than cash balances, to acquire the Las Cruces Project in September 1999. Accordingly, the ability of the Company to commence new mining projects may be dependent upon the Company's ability to obtain additional sources of funds to finance any such mining projects. While the Company believes that it may be able to obtain financing for new mining projects through project financing or otherwise, no assurances can be given that such financing will be available or that the Company will be able to obtain such financing on favorable terms.

     Additions to mining properties, plant and mine development totaled $2.5 million for 1999, $.2 million for 1998 and $1.2 million for 1997. For all periods presented, additions to mining properties, plant and mine development consisted of (i) mine development expenditures; (ii) construction expenditures for buildings, machinery, plant and equipment; and (iii) expenditures for mobile mining service equipment. Development costs incurred on the Las Cruces Project, including the costs of a bankable feasibility study, are capitalized and are reflected as investing activities in the Consolidated Statement of Cash Flows.

     Upon completion of production at a mine, the Company must make expenditures for reclamation and closure of the mine. The Company provides for future reclamation and mine closure liabilities on a units-of-production basis. At December 31, 1999, $1.1 million was accrued for such costs. In addition to the accruals, the Company and Viceroy are depositing cash in a separate fund to cover future reclamation costs at the CMV properties. The Company reviews the adequacy of its reclamation and mine closure liabilities in light of current laws and regulations and adjusts its liabilities as necessary.

     In October 1998, the Company announced a share repurchase program. The Board of Directors of the Company authorized the repurchase of up to 2 million shares. As of March 24, 2000, 173,700 shares had been repurchased by the Company under the repurchase program.

The Year 2000 Issue

     The Company converted its financial systems to year 2000 compliant systems prior to December 31, 1999. On January 1, 2000, the Company experienced no difficulties with the transition to year 2000. The Company does not anticipate any significant cost to further modify its systems to accommodate the impact of the change in the century.

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

 Risks of Exploration and Development Stage Projects

     There are a number of uncertainties inherent in any mineral exploration and development program, including the location of economic ore bodies, the development of appropriate metallurgical processes, the receipt of necessary governmental permits and the construction of mining and processing facilities. Substantial expenditures may be required to pursue such exploration and development activities. Assuming discovery of an economic ore body and, depending on the type of mining operation involved, several years may elapse from the initial stages of development until commercial production is commenced. New mining operations frequently experience unexpected problems during the exploration and development stages and during the initial production phase. In addition, preliminary reserve estimates may prove inaccurate. Accordingly, there can be no assurance that the Company's current exploration and development programs will result in any new commercial mining operations or yield new reserves to replace and expand current reserves.

     Permitting and bankable feasibility study activities are currently underway at Las Cruces. Successful development of the Las Cruces Project will be subject to the completion of the feasibility study, the issuance of permits, the procurement of significant financing, engineering, construction and development. Adverse political and environmental developments in Spain could delay or preclude the issuance of permits necessary to develop the Las Cruces Project. In addition, fluctuations in the copper price could adversely affect the ability to obtain adequate financing to fund the development of the project and could affect future profitability. The copper resource at the Las Cruces Project is an estimate only. The reserve and potential copper recovery is being determined.

 Political Risks of Development in Foreign Countries

     The Company is currently conducting exploration activities in certain foreign countries, including Spain, Brazil and Mexico. Foreign operations may be subject to uncertain political and economic environments, foreign currency controls and fluctuations, as well as risks of war and civil disturbances. Other events may limit or disrupt a project, restrict the movement of funds, result in the deprivation of contract rights, the taking of property by nationalization or expropriation without fair compensation, increases in foreign taxation or limits on repatriations of earnings. Furthermore, it is particularly important that the Company maintain good relationships with the governments in the countries in which it operates.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See note 1 to the Company's Consolidated Financial Statements for additional information regarding the Company's precious metals hedging program and future adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Gold Risk

     The results of the Company's operations are affected significantly by the market price of gold. Gold prices are influenced by numerous factors over which the Company has no control, including expectations with respect to the rate of inflation, the relative strength of the United States dollar and certain other currencies, interest rates, global or regional political or economic crises, demand for gold for jewelry and industrial products and sales by holders and producers of gold in response to these factors. The Company enters into option contracts and forward sales contracts to establish a minimum selling price on certain ounces of gold it produces. The Company does not enter into option or sales contracts for the purpose of speculative trading. The Company's current hedging policy provides for the use of forward sales contracts to hedge up to 80% of the remaining production at the CMV.

     At December 31, 1999, the Company had forward sales contracts outstanding for approximately 23,000 ounces of gold for delivery during 2000 at an average price of $318 per ounce. This represents 64% of the Company's anticipated gold production for 2000. The fair value of these contracts at December 31, 1999, based on market quotations for similar financial instruments, was $.55 million.

Foreign Currency Risk

         Portions of the Company's operations are located in Spain, Mexico and Brazil. The Company's future profitability could be impacted by fluctuations in those countries' currency exchange rates relative to the United States dollar. The Company has not entered into any foreign currency contracts or other derivatives to establish a foreign currency protection program.

Other Financial Instrument Risk

         The Company has borrowed $20 million under the Credit Facility. The Credit Facility carries a variable interest rate equal to the prime rate. The Credit Facility will expire on December 15, 2001, unless terminated earlier. The Credit Facility may be terminated by Leucadia on December 15 of any year, provided Leucadia notifies the Company of such termination prior to September 15 of such year. The Company has not undertaken any hedging activities with respect to the Credit Facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (Unaudited)
(Thousands of dollars except share data)

         Selected quarterly financial data for the years ended December 31, 1999 and 1998 is presented below.


1999 Quarters                   1st            2nd          3rd          4th

Revenue                      $3,691         $3,101       $7,539       $5,148
Gross profit                    (95)           142          696        1,336
Net gain (loss)                (793)          (518)        (483)         290
Gain (loss) per share         (0.04)         (0.03)       (0.03)        0.01



1998 Quarters                   1st            2nd          3rd          4th

Revenue                      $4,634         $5,905       $3,029       $6,514
Gross profit                    230            671          446          783
Net gain (loss)                (475)          (202)        (381)        (223)
Gain (loss) per share         (0.02)         (0.01)       (0.02)       (0.02)


         The gain (loss) per share per quarter is based on the average number of shares outstanding during the quarter. During the fourth quarter of 1999, 18,058,635 shares were issued. This issuance of shares has been reflected in the calculation of gain (loss) per share. As a result, the total loss per share for the four quarters reflected above does not equal the annualized loss per share in the consolidated financial statements.

                         INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of MK Gold Company

     We have audited the accompanying consolidated balance sheets of MK Gold Company and subsidiaries (the "Company") as of December 31, 1999 and December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the consolidated financial statement schedule listed in Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MK Gold Company and subsidiaries at December 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 3, 2000

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 1999, 1998 and 1997
(Thousands of dollars except share data )

----------------------------------------------------------------------------------------------------------------------
                                                                        1999                1998                1997
                                                                        ----                ----                ----
REVENUE:

    Product sales                                                  $     8,456         $     9,017         $    16,656
    Mining services                                                     11,023              11,065              11,233
                                                                   -----------         -----------         -----------

         Total revenue                                                  19,479              20,082              27,889
                                                                   -----------         -----------         -----------

COSTS AND OPERATING EXPENSES:
    Product sales                                                        8,807               8,617              16,529
    Mining services                                                      8,593               9,335               9,926
                                                                   -----------         -----------         -----------

         Total costs and operating expenses                             17,400              17,952              26,455
                                                                   -----------         -----------         -----------

GROSS PROFIT                                                             2,079               2,130               1,434

EXPLORATION COSTS                                                       (2,223)             (3,068)             (2,306)
GENERAL AND ADMINISTRATIVE EXPENSES                                     (1,766)             (1,661)             (1,650)
PROVISION FOR MINE CLOSURE AND
   RECLAMATION                                                               -                   -               2,330
PROVISION FOR IMPAIRMENT OF
   LONG-LIVED ASSETS                                                         -                   -              (1,800)
                                                                   -----------         -----------         -----------

LOSS FROM OPERATIONS                                                    (1,910)             (2,599)             (1,992)

Gain on sale of assets                                                      86                 455                 141
Investment income and dividends, net                                       660               1,104               1,013
Interest expense                                                          (181)                (81)               (137)
                                                                   -----------         -----------         -----------

Loss before income taxes                                                (1,345)             (1,121)               (975)
Income tax provision                                                      (159)               (160)                (27)
                                                                   -----------         -----------         -----------

NET LOSS                                                           $    (1,504)        $    (1,281)        $    (1,002)
                                                                   ===========         ===========         ===========

Basic and diluted loss per common share                            $     (0.06)        $     (0.07)        $     (0.05)
Basic and diluted weighted average shares used to
    compute loss per common share                                   23,417,325          19,406,679          19,464,466

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED BALANCE SHEETS
As of December 31, 1999 and 1998
(Thousands of dollars except share data)

--------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                 1999                    1998
                                                                                       ----                    ----
CURRENT ASSETS:
    Cash and cash equivalents                                                       $  7,126                $ 15,687
    Investment securities                                                                425                       -
    Receivables                                                                        2,012                   2,428
    Inventories                                                                        3,023                   3,408
    Deferred income taxes                                                                 41                     123
    Other                                                                                208                     283
                                                                                    --------                --------

                       Total current assets                                           12,835                  21,929

    Mining properties, plant and mine development, net                                45,768                   1,189
    Deferred income taxes                                                                229                     304
    Restricted investment securities                                                     876                       -
    Restricted cash                                                                      233                   1,426
                                                                                    --------                --------

TOTAL ASSETS                                                                        $ 59,941                $ 24,848
                                                                                    ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                $  1,712                $  1,749
    Current portion of mine closure and reclamation liabilities                          352                   1,105
    Other accrued liabilities                                                            426                     293
                                                                                    --------                --------

                       Total current liabilities                                       2,490                   3,147

    Mine closure and reclamation liabilities                                             769                     666
    Deferred revenue                                                                   1,672                   2,864
    Deferred income tax liability                                                      3,967                       -
    Line of credit - Leucadia National Corporation                                    20,000
                                                                                    --------                --------

                       Total liabilities                                              28,898                   6,677
                                                                                    --------                --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, par value $.01; 37,320,000 shares issued and outstanding at
      December 31, 1999; 19,464,466 shares issued and
      19,261,929 shares outstanding at December 31, 1998                                 373                     195
    Capital in excess of par value                                                    82,773                  67,146
    Accumulated deficit                                                              (50,672)                (49,168)
    Treasury stock                                                                         -                      (2)
    Accumulated other comprehensive loss                                              (1,431)                      -
                                                                                    --------                --------

                       Total stockholders' equity                                     31,043                  18,171
                                                                                    --------                --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 59,941                $ 24,848
                                                                                    ========                ========

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 1999, 1998 and 1997
(Thousands of dollars except share data)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Accumulated
                                 Common                                                                       Other
                                  Stock       Capital in                                    Deferred         Compre-
                                $0.01 Par      Excess of     Accumulated    Treasury         Compen-         hensive
                                  Value        Par Value      Deficit        Stock           sation           Loss          Total
                                  -----        ---------      -------        -----           ------           ----          -----
January 1, 1997                  $   194       $ 67,214       $(46,885)    $       -      $     (79)      $       -      $   20,444
                                                                                                                         ----------

Comprehensive loss:
     Net loss                                                   (1,002)                                                      (1,002)

Deferred compensation                                                                            51                              51

Shares issued (66,667)                 1             58                                                                          59
                                 -------       --------       --------     ---------      ---------       ---------      ----------

December 31, 1997                    195         67,272        (47,887)            -            (28)              -          19,552
                                                                                                                         ----------

Comprehensive loss:
     Net loss                                                   (1,281)                                                      (1,281)

Deferred compensation                                                                            28                              28

Shares redeemed - treasury
stock                                              (126)                          (2)                                          (128)
                                 -------       --------       --------     ---------      ---------       ---------      ----------

December 31, 1998                    195         67,146        (49,168)           (2)             -               -          18,171
                                                                                                                         ----------

Comprehensive loss:
     Net loss                                                   (1,504)                                                      (1,504)

     Net change in foreign
     currency translation loss                                                                               (1,431)         (1,431)
                                                                                                                         ----------

Comprehensive loss                                                                                                           (2,935)
                                                                                                                         ----------

Shares issued (18,058,635)           180         15,627                                                                      15,807

Treasury stock cancelled              (2)                                          2                                              -
                                 -------       --------       --------     ---------      ---------       ---------      ----------
December 31, 1999                $   373       $ 82,773       $(50,672)    $       -      $       -       $  (1,431)     $   31,043
                                 =======       ========       ========     =========      =========       =========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1999, 1998 and 1997
(Thousands of dollars)

----------------------------------------------------------------------------------------------------------------------
                                                                           1999              1998                 1997
                                                                           ----              ----                 ----
OPERATING ACTIVITIES:
  Net loss                                                              $ (1,504)         $ (1,281)           $ (1,002)
  Adjustments to reconcile net loss to net cash
      provided (used) by operating activities:
         Deferred compensation                                                 -                28                  51
         Deferred income taxes                                               159               160                 628
         Provision for impairment of long-lived assets                         -                 -               1,800
         Depreciation, depletion, and amortization                           911             1,068               2,510
         Gain on sale of assets                                              (86)             (455)               (141)
         Changes in operating assets and liabilities net of
             effects of Riomin acquisition:
             Receivables                                                   1,398              (791)               (623)
             Refundable income taxes                                           -               594               1,752
             Inventories                                                     385              (308)              5,485
             Other assets                                                     77               (92)                (34)
             Restricted cash                                               1,193                 4                (220)
             Deferred revenue                                             (1,192)           (1,191)             (1,479)
             Mine closure and reclamation liabilities                       (650)             (732)             (3,094)
             Accounts payable and other accrued liabilities                  (43)             (465)               (585)
                                                                        --------          --------            --------
                  Net cash provided (used) by operating activities           648            (3,461)              5,048
                                                                        --------          --------            --------
INVESTING ACTIVITIES:
         Additions to mining properties, plant, and mine
             development                                                  (2,507)             (233)             (1,230)
         Acquisition of Riomin (net of cash acquired)                    (41,300)                -                   -
         Proceeds from disposition of property and plant                     128             1,320                 387
         Purchase of investment securities                                (1,301)                -                   -
                                                                        --------          --------            --------
                  Net cash provided (used) by investing activities       (44,980)            1,087                (843)
                                                                        ========          ========            ========

FINANCING ACTIVITIES:
         Net borrowings under line-of-credit agreement -
             Leucadia National Corp.                                      20,000                 -                   -
         Proceeds from promissory note to Leucadia
             National Corp.                                               15,807                                    59
         Purchase of treasury stock                                            -              (128)                  -
                                                                       ---------          --------           ---------

                   Net cash provided (used) by financing activities       35,807              (128)                 59
                                                                       ---------          --------           ---------

EFFECT OF EXCHANGE RATES ON CASH                                             (36)                -                   -
                                                                       ---------          --------           ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (8,561)           (2,502)              4,264

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            15,687            18,189              13,925
                                                                       ---------          --------           ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $   7,126          $ 15,687           $  18,189
                                                                       =========          ========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                          $     181          $     99           $     137
Income taxes refunded, net                                             $       -          $   (584)          $  (2,557)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Fair value of assets acquired (net of cash acquired)                   $  45,407
Fair value of liabilities assumed                                         (4,107)
                                                                       ---------

                  NET CASH PAID                                        $  41,300
                                                                       =========

         On October 8, 1999, the promissory note of $15,807 with Leucadia National Corp. was settled in exchange for the issuance of 18,058,635 shares of the Company's common stock.

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars except share data)
--------------------------------------------------------------------------------

1. ORGANIZATION, OPERATIONS, AND BASIS OF ACCOUNTING

         MK Gold Company (the "Company") is engaged in the business of mining gold and exploring for and acquiring gold and other metal properties. The Company owns a 53% undivided interest in the American Girl Mining Joint Venture (the "AGMJV"). The Company also owns a 25% undivided interest in the Castle Mountain Venture (the "CMV"), and performs mining services under a contract mining agreement with the CMV. The Company also owns 100% of Cobre Las Cruces, S.A. (see Note 4).

         Principles of Consolidation - The Company owns an undivided interest in each asset and pursuant to its agreements, is severally liable for its share of each liability of the AGMJV and the CMV. The consolidated financial statements include the Company's pro rata share of each of the joint ventures' assets, liabilities, revenues and expenses, after elimination of intercompany accounts. The Company does not recognize losses from joint ventures in excess of its pro-rata share unless the other venturer's ability to absorb such losses is uncertain and the Company determines that underwriting the other venturer's share of losses is in the best long-term interest of the Company. The consolidated financial statements also include the accounts of the Company and its wholly-owned subsidiaries.

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

         Cash Equivalents - Cash equivalents consist of investments in short-term commercial paper, having a remaining maturity at date of acquisition of three months or less, and money market mutual funds.

         Restricted Cash and Investments - The CMV is funding its future reclamation liabilities by establishing separate bank and investment accounts for the funds and charging each partner for its proportionate share. The funding amount is based on the estimated ultimate liability and is funded over the remaining life of the mine. The AGMJV funded a restricted cash account which has been utilized for reclamation of the AGMJV mine property.

         Investment Securities - The Company's investment securities are classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses, if any, recorded as other comprehensive income (loss), a separate component of stockholders' equity.

         Inventories - Gold bullion, ore and in-process inventories and materials and supplies are stated at the lower of average cost or net realizable value.

         Mining Properties, Plant and Mine Development - Depreciation, depletion and amortization of mining properties, mine development costs and major plant facilities is computed principally by the units-of-production method based on estimated proven and probable ore reserves. Proven and probable ore reserves reflect estimated quantities of economically recoverable reserves which can be recovered in the future from known mineral deposits. Such estimates are based on current and projected costs and prices. Mining equipment and other plant facilities are depreciated using straight-line or accelerated methods principally over estimated useful lives of 3 to 10 years.

         Generally, mineral exploration costs are expensed as incurred. When it has been determined that a mineral property is economically viable, the cost of subsequent reserve definition and expansion and the costs incurred to develop such property are capitalized as mine development costs and charged to operations on a units-of-production method based on proven and probable ore reserves. Carry forward mine development costs include costs incurred for shaft sinking, permanent excavations, roads, tunnels and advance removal of overburden and waste rock. Costs relating to stockpiled ore are initially deferred as mine development costs and expensed in future periods when the ore is processed. Major mine development expenditures at operating properties and at new mining properties not yet producing are capitalized.

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

         Mine Closure, Reclamation, and Environmental Remediation of Mined
Areas - The Company is subject to federal, state and local environmental laws and regulations. The Company has put in place ongoing pollution control and monitoring programs at the mine sites, and posted surety bonds as required for compliance with state and local environmental obligations including reclamation. Estimated future reclamation and mine closure costs are based principally on legal and regulatory requirements and are accrued and charged over the expected operating lives of the Company's mines on a units-of-production method. Ongoing reclamation activities are expensed in the period incurred. The net provision (benefit) for mine closure and reclamation liabilities charged to operations totaled $(650) for the year ended December 31, 1999, $(798) for the year ended December 31, 1998 and $(2,212) for the year ended December 31, 1997 (see Note
2).

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

         Deferred Revenue - Amounts received in advance of recognition of revenue are recorded as deferred revenue. At December 31, 1999, deferred revenue of $1,672 consists of cash received in December 1995 in the settlement of a lawsuit with the CMV partner. Such amount is being recognized as revenue over the life of the operating contract.

         Hedging Activities - The Company enters into option and forward sales contracts to establish a minimum price on certain ounces of gold it produces. Gains and losses realized on such instruments, as well as any cost or revenue associated therewith, are recognized as sales when the related production is delivered to customers (see Note 16). The margin agreement associated with these contracts may require the posting of collateral.

         Earnings Per Share - Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Accordingly, net loss per common share is computed by both the basic method, which uses the weighted average number of the Company's common shares outstanding, and the diluted method, which includes the dilutive common shares from stock options and warrants, as calculated using the treasury stock method. For the periods presented, the outstanding stock options were antidulitive. Since there is no difference between the Company's basic and diluted earnings per share, dual presentation was accomplished in one line on the income statement for all periods presented.

         Translation of Foreign Currency - Foreign currency denominated investments and financial statements are translated into U.S. dollars at current exchange rates, except that revenues and expenses are translated at average exchange rates during each reporting period; resulting translation adjustments are reported as a component of shareholders' equity. Net realized foreign exchange gains (losses) were not material.

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

         New Accounting Standard - In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt the new statement beginning on January 1, 2001. The Company does not believe that SFAS No. 133 will have a significant effect on the earnings and financial position of the Company.

         Reclassifications - Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.    PROVISION FOR MINE CLOSURE AND RECLAMATION

         On September 5, 1996, the Company suspended operations at the AGMJV. During 1997, the Company continued its closure and reclamation efforts. Actual gold recovery and amounts realized from the sale of idled equipment exceeded initial estimates. Actual closure costs were below initial estimates. As a result, the Company revised its cost estimate for the closure and reclamation and the AGMJV and recognized $2,330 of income in 1997.

         Closure and reclamation costs have continued at projected levels. Closure and reclamation was completed in February 2000.

3.    PROVISION FOR IMPAIRMENT OF LONG-LIVED ASSETS

         During 1997, gold prices suffered a dramatic decline. The Company reviewed its operations in light of the current gold market conditions and determined that it would not be able to recover its investment in the CMV. The Company recorded an impairment of $1,800 relating to its investment in the CMV.

4.    ACQUISITION

         On September 1, 1999, the Company acquired the entire share capital and subordinated debt of Riomin Exploraciones, S.A. from Rio Tinto plc ("Rio Tinto"). Subsequent to the acquisition, the name of Riomin Exploraciones, S.A. was changed to Cobre Las Cruces, S.A. ("Las Cruces"). The aggregate purchase price for the acquisition of Las Cruces was $42,000 in cash. Las Cruces holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain (the "Las Cruces Project"). The method of accounting for the acquisition is the purchase method. The acquisition was funded through (i) borrowings of $20,000 pursuant to the Company's existing credit agreement with Leucadia National Corporation ("Leucadia"), (ii) the sale of 18,058,635 shares of the Company's authorized but unissued shares of common stock to Leucadia for $15,807 and (iii) $6,193 from the Company's working capital. Pending regulatory approval of the acquisition of the Company's common stock by Leucadia, Leucadia loaned the Company $15,807 pursuant to a promissory note. This promissory note was repaid October 8, 1999, at the time regulatory approval was given and the sale of Company shares to Leucadia was completed. In connection with the acquisition of Las Cruces, the Company also granted Straits Resources Ltd., Sydney, Australia, a one-year option to purchase 35% of Las Cruces at the Company's cost, plus interest.

         Of the $42,000 purchase price, $36,729 represents the purchase of subordinated debt from Rio Tinto. At the acquisition date, Las Cruces had stockholder's deficit of $6,064. The excess purchase price of approximately $11,335, was allocated to mining properties. As part of the acquisition the Company has also recorded a deferred tax liability of approximately $3,967, which was also allocated to mining properties. The operating results of Las Cruces are included in results of operations from its date of acquisition, September 1, 1999, to December 31, 1999.

         From the date of acquisition to December 31, 1999, all development costs for the period, including costs for the bankable feasibility study, were capitalized. The following table provides certain consolidated pro forma results of continuing operations data assuming the acquisition of Las Cruces had occurred at the beginning of each period presented.

                                                         Year Ended
                                                         December 31
                                                 --------------------------
                                               1999         1998         1997
                                               ----         ----         ----

         Pro forma unaudited results
             Revenue                         $19,479      $20,082      $27,889
             Loss before income taxes         (2,582)      (2,290)      (7,780)
             Net loss                         (2,687)      (2,450)      (7,807)
         Basic and diluted loss per share    $  (.07)     $  (.07)     $  (.21)

         There are no material pro forma adjustments other than the adjustments for the issuance of 18,058,635 shares of common stock to Leucadia. There was no amortization of mining properties because production at the Las Cruces Project has not begun.

5.    INVESTMENTS

         At December 31, 1999, The Company had investments of $1,301, consisting of corporate bonds and notes of $1,253 and U.S. government securities of $48. The investments have been classified as available-for-sale. The investments are recorded at estimated fair value, which approximates amortized cost. At December 31, 1999, investments by contractual maturity are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          Due in one year or less                                $  473
          Due after one year through five years                     828

                              Total                              $1,301
                                                                 ======

6.    CASTLE MOUNTAIN JOINT VENTURE

         The Company's 25% undivided interest in the CMV, which operates a gold mine in San Bernardino County, California has been proportionately reflected in the accompanying consolidated financial statements. The following financial statements of the CMV are reported on a 100% basis.

                                                                December 31
                                                                -----------
     Financial Position                                      1999        1998
                                                             ----        ----
     Current assets                                        $18,222     $17,277
     Mining properties, plant and mine development, net     14,185      15,896
     Current liabilities                                    (3,719)     (4,098)
     Long-term liabilities                                    (839)     (1,365)
     Reclamation liabilities                                (3,077)     (2,664)
                                                           -------     -------
     Net assets                                            $24,772     $25,046
                                                           =======     =======

                                                   Year Ended December 31
                                                   ----------------------
     Results of Operations                   1999           1998          1997
                                             ----           ----          ----
     Product sales                         $26,495        $26,473       $40,641
     Gross profit (loss)                    (5,570)       (13,296)      (11,253)
     Loss before income taxes               (5,605)       (13,575)      (13,061)

                                                  Year Ended December 31
                                                  ----------------------
     Cash Flows                                1999         1998       1997
                                               ----         ----       ----
     Net cash provided (used) by operating
       activities                            $  (325)    $ (2,699)    $ 7,367
     Net cash provided (used) by investing
       activities                             (5,181)      (2,455)     (4,105)
     Net cash provided (used) by financing
       activities                              4,807        2,359       1,010

     Net increase (decrease) in cash         $  (699)    $ (2,795)    $ 4,272

7.    INVENTORIES

         The components of inventory are shown below:

                                                                 December 31
                                                                 -----------
                                                              1999         1998
                                                              ----         ----
     Gold bullion                                            $1,377       $2,101
     Ore and in-process                                       1,019          658
     Materials and supplies                                     627          649
                                                             ------       ------
                                                             $3,023       $3,408
                                                             ======       ======

8.    MINING PROPERTIES, PLANT AND MINE DEVELOPMENT

         The components of mining properties, plant and mine development are shown below:

                                                December 31
                                                -----------
                                             1999         1998
                                             ----         ----

     Mining properties                     $ 46,785     $  1,770

     Mine development                         3,339        3,339

     Plant and equipment                     16,042       14,647
                                           --------     --------
                                             66,166       19,756

     Less accumulated depreciation,
       depletion and amortization           (20,398)     (18,567)
                                           --------     --------
     Mining properties, plant and
       mine development, net               $ 45,768     $  1,189
                                           ========     ========


         Maintenance and repair expenses charged to operations were $6,560, $6,205, and $7,698, for the years ended December 31, 1999, 1998 and 1997, respectively.

9.    INDUSTRY SEGMENT INFORMATION

         The Company is not economically dependent on a limited number of customers for the sale of its gold because gold commodity markets are well-developed worldwide. The Company operated primarily in two industry segments, gold sales and mining services. The majority of the mining service revenues are derived from one customer, the CMV. During 1999, the Company acquired the Las Cruces Project, which is a copper project in the feasibility and development stage.


                                               Year Ended December 31
                                               ----------------------
                                             1999       1998        1997
                                             ----       ----        ----
Revenue:
  Gold sales                               $ 8,456    $ 9,053     $16,728
  Mining services                           14,697     14,753      14,911
  Corporate and eliminations                (3,674)    (3,724)     (3,750)
                                           -------    -------     -------
Total revenue                              $19,479    $20,082     $27,889
                                           =======    =======     =======

Gross profit:
  Gold sales                               $  (351)   $   436     $   199
  Mining services                            2,430      1,730       1,307
  Corporate and eliminations                     -        (36)        (72)
                                           -------    -------     -------
Total gross profit                         $ 2,079    $ 2,130     $ 1,434
                                           =======    =======     =======

Identifiable assets:
  Gold sales                               $ 7,632    $10,064     $10,656
  Copper project                            45,916          -           -
  Mining services                            2,040      2,515       2,243
  Corporate and eliminations                 4,353     12,269      17,058
                                           -------    -------     -------
Total assets                               $59,941    $24,848     $29,957
                                           =======    =======     =======

Depreciation, depletion and amortization:
  Gold sales                               $   687    $   947     $ 2,403
  Copper project                                23          -           -
  Mining services                              102         86          66
  Corporate and eliminations                    99         35          41
                                           -------    -------     -------
Total depreciation, depletion and
  amortization                             $   911    $ 1,068     $ 2,510
                                           =======    =======     =======

Capital expenditures:
  Gold sales                               $   511    $    87     $ 1,026
  Copper project                            43,217          -           -
  Mining services                               53        108         152
  Corporate and eliminations                    26         38          52
                                           -------    -------     -------
Total capital expenditures                 $43,807    $   233     $ 1,230
                                           =======    =======     =======

10.   INCOME TAXES

         The provision (benefit) for income taxes consists of:

                                                                      Year          Year           Year
                                                                      Ended         Ended          Ended
                                                                    December      December       December
                                                                    31, 1999      31, 1998       31, 1997
                                                                    ---------    ---------      ---------
         Currently payable (refundable):
           U.S. federal                                            $        -   $        -      $    (601)
           State                                                            -            -              -
                                                                   ----------   ----------      ---------
           Total currently payable (refundable)                             -            -           (601)
                                                                   ----------   ----------      ---------

         Deferred:
           U.S. federal                                                   147          148            504
           State                                                           12           12            124
                                                                   ----------   ----------      ---------
           Total deferred                                                 159          160            628
                                                                   ----------   ----------      ---------
         Total                                                      $     159    $     160      $      27
                                                                   ==========   ==========      =========


      The deferred income tax provision (benefit) consists of:

                                                                           Year          Year          Year
                                                                           Ended        Ended         Ended
                                                                         December      December      December
                                                                         31, 1999      31, 1998      31, 1997
                                                                         --------      --------      --------
      Depreciation, depletion and amortization                           $    255      $    354     $  2,517
      Reclamation and other liabilities                                       294           324          629
      Deferred revenue                                                        634           638          687
      Inventory valuation                                                       -           874         (159)
      Other                                                                   476          (511)         754
      AMT credit                                                              (18)            -          594
      Asset impairment                                                        173           838          961
      Net operating loss                                                   (1,198)       (3,935)      (5,648)
      Valuation allowance                                                    (457)        1,578          293
                                                                         --------      --------     --------
      Deferred income taxes                                              $    159      $    160     $    628
                                                                         ========      ========     ========

      Deferred tax assets and liabilities consist of the following:

                                 December 31, 1999                      December 31, 1998
                        ----------------------------------    --------------------------------------
                          Assets    Liabilities     Total        Assets    Liabilities    Total
Depreciation, depletion
  and amortization       $  5,271     $ (5,758)  $   (487)      $  5,513     $  (5,163)  $    350

Reclamation and other
  liabilities                 137                     137            431                      431
Deferred revenue            1,077                   1,077          1,711                    1,711
Inventory valuation            51                      51           (533)                    (533)
Other                          41                      41            660          (143)       517
AMT credit                    140                     140            122                      122
Basis difference in
  affiliate                 1,133                   1,133          1,133                    1,133
Impairment of long-
  lived assets              6,797                   6,797          6,970                    6,970
Net operating losses       13,970                  13,970         12,772                   12,772
Valuation allowance       (22,589)                (22,589)       (23,046)                 (23,046)
Basis difference in
  in foreign subsidiary                 (3,967)    (3,967)
                         --------     --------   --------       --------     ---------  ---------

                         $  6,028     $ (9,725)   $(3,697)      $  5,733     $  (5,306)  $    427
                         ========     ========   ========       ========     =========  =========



         A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred tax assets reflect management's estimate of the amount which will be realized from future taxable income of the character necessary to recognize such asset.

         The provision for income taxes differs from the amounts computed by applying the U.S. corporate income tax statutory rate of 34% for the following reasons:


                                              Year        Year        Year
                                             Ended       Ended       Ended
                                            December    December    December
                                            31, 1999    31, 1998    31, 1997
                                            --------    --------    --------

U.S. corporate income tax benefit
  at statutory rate                         $  (457)    $  (380)    $  (331)
Valuation reserve                              (457)      1,578         293
State income taxes, net of federal
  tax benefit                                   (67)        (56)        (49)
Expiration of capital loss carryover            599           -           -
Other, net                                      541        (982)        114
                                            -------     -------     -------

Income tax expense                          $   159     $   160     $    27
                                            =======     =======     =======


11.   LONG-TERM DEBT

         At December 31, 1999 and December 31, 1998, the Company had a $20,000 credit facility (the "Credit Facility") with Leucadia National Corporation ("Leucadia"). As of December 31, 1999, borrowings of $20,000 were outstanding under the Credit Facility. At December 31, 1998, the Company had no amounts borrowed under the Credit Facility. Effective March 1, 2000, the Credit Facility was increased to $30,000.

The Credit Facility carries a variable interest rate tied to the published prime rate. The Credit Facility will expire on December 15, 2001, unless terminated earlier. The Credit Facility may be terminated by Leucadia on December 15 of any year, provided Leucadia notifies the Company of such termination prior to September 15 of such year. As the Credit Facility with Leucadia is a variable-rate loan and as there has been no significant change in credit risk associated with the Credit Facility, the fair value of the Credit Facility is equal to its carrying value.

12.  BENEFIT PLANS

     The Company maintains a 401(k) Savings Plan (the "Plan") for all full-time active employees and matches 50% of employee contributions to the Plan up to 5% of eligible pay. Cost of the Plan was $87, $90, and $93 for the years ended December 31, 1999, 1998 and 1997, respectively.

13.  COMMITMENTS AND CONTINGENCIES

     Environmental - The Company's mining operations and exploration activities are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. The Company's policy is to conduct its business in a manner that safeguards public health and mitigates the environmental effects of its mining operations. To comply with these federal, state and local laws, the Company has made and in the future may be required to make capital and operating expenditures. The Company does not anticipate incurring any material unforeseen capital or operating expenditures for environmental compliance during the remainder of its current fiscal year or the succeeding fiscal year.

     Surety bonds and letters of credit totaling $2,945 (of which the Company's share is $903) have been provided as required by various governmental agencies for environmental protection, including reclamation bonds at the American Girl Mine and Castle Mountain Mine.

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

     These hedging arrangements allow the Company to selectively extend maturity dates, thereby postponing delivery against sales commitments. This flexibility allows the Company to sell gold into the spot market when conditions are favorable, while at the same time retaining the benefits of the contango, or premium that is paid for gold when delivered in settlement of forward sales contracts at maturity. At December 31, 1999, the Company had 23,000 ounces of gold sold at an average price of $318 per ounce under forward sales contracts.

     Legal Proceedings - The Company is a plaintiff in an action styled MK Gold
                                                                        -------
Company v. Morrison Knudsen Corporation, pending in the United States District
---------------------------------------
Court for the District of Utah. In that case, the Company has sued Morrison Knudsen Corporation ("MK") for breach of a noncompete agreement. The case has been set for a three week trial to begin on April 2, 2001.

     MK has asked the court to rule, as a matter of law, that even if MK breached the noncompete agreement, the Company cannot show that such a breach directly caused the Company any recoverable damages. The Company has responded to MK's Motion, asserting that the existence of material facts precludes a summary disposition of the issue. The court will hear argument from counsel for both parties on the merits of this Motion on April 17, 2000.

     The Company is a defendant in an action styled Morrison Knudsen Corporation
                                                    ----------------------------
v. MK Gold Company, pending in the United States District Court for the District
------------------
of Idaho. In that case, MK has alleged that the Company violated federal and state trademark statutes and breached a trademark license agreement by using the "MK" mark in connection with nonprecious metals projects. Upon motion by the Company, the court has ruled that the case should be stayed pending the resolution of the Utah litigation. MK has asked the court to lift the stay, but the court has not yet ruled on that request.

     Other - The CMV and the AGMJV are committed to pay royalties to landowners generally based on a percent of refined gold bullion. Effective net smelter return royalties paid as a percent of the realized gold price were 1.8%, 1.4%, and 2.1% for the years ended December 31, 1999, 1998, and 1997, respectively.

14.  RELATED PARTY TRANSACTIONS

     The Company's joint venture partner, Viceroy Resource Corp. ("Viceroy"), is the manager of the CMV and, as such, is entitled to receive a management fee of 1% of capital expenditures and 2% of allowable costs as defined in the Castle Mountain Venture Agreement. Management fees charged by Viceroy attributable to the Company amounted to $145 for the year ended December 31, 1999, $140 for the year ended December 31, 1998, and $167 for the year ended December 31, 1997.

     The Company is the manager of the AGMJV and under the terms of the American Girl Mining Joint Venture Agreement is entitled to receive a management fee of 2% of allowable costs as defined in the Agreement. Management fee revenue recognized by the Company amounted to $0 for the year ended December 31, 1999, $24 for the year ended December 31, 1998, and $61 for the year ended December 31, 1997.

     The Company performs contract mining services for the CMV. Mining services revenue recognized by the Company (before intercompany eliminations) was $14,697 for the year ended December 31, 1999, $14,753 for the year ended December 31, 1998, and $14,911 for the year ended December 31, 1997.

     For the year ended December 31, 1999, approximately $616 in interest and commitment fees was paid relating to the Credit Facility. In addition, approximately $130 in interest was paid relating to the promissory note with Leucadia. Approximately $565 in interest relating to the Las Cruces project was capitalized.

15.  STOCK PLANS

     Stock Option Plan for Non-Employee Directors - The Company has 180,000 authorized options in a non-employee director stock option plan. These options are awarded at 50% of the fair market value of the stock on the date of the award. Compensation expense is then recognized equally over the three year vesting period. As of December 31, 1999, 150,000 non-employee director stock options have been granted and 30,000 non-employee director stock options are available for grant.

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

                                                    Year                         Year                         Year
                                             Ended December 31,           Ended December 31,         Ended December 31,
                                                  1999                        1998                        1997
                                         ----------------------       ----------------------      ----------------------
                                         Number         Price         Number         Price        Number        Price
                                           of           Range           of           Range          of          Range
                                         Shares       Per Share       Shares       Per Share      Shares      Per Share
       Options:
       Outstanding beginning of year     2,118,800    $0.81 - $3.09   2,043,800    $1.47 - $3.09  1,945,000   $1.47 - $4.00
       Granted                              75,000    $0.88              75,000    $0.81            250,000   $1.50
       Canceled                                                                                    (151,200)  $4.00

       Outstanding end of year           2,193,800    $0.81 - $3.09   2,118,800    $0.81 - $3.09  2,043,800   $1.47 - $3.09
       Weighted average fair market                   $0.44                        $0.37                      $0.71
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

                                                                                        Year Ended December 31,
                                                                               1999           1998             1997
                                                                             --------       --------         --------
       Net loss:
        As reported                                                          $ (1,504)      $ (1,281)        $ (1,002)
        Pro forma                                                            $ (1,836)      $ (1,682)        $ (1,411)

       Net loss per common share (basic and diluted):
        As reported                                                          $  (0.06)      $  (0.07)        $  (0.05)
        Pro forma                                                            $  (0.08)      $  (0.09)        $  (0.07)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 20%; risk-free interest rate of 6.34% and expected lives of 7 years subsequent to vesting date.

16.   FAIR VALUE OF FINANCIAL INSTRUMENTS

         Based on market conditions at December 31, 1999, the Company estimated the fair value of outstanding forward contracts to be $552.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is included in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2000 annual meeting of stockholders of the Company (the "Proxy Statement") and is incorporated herein by reference. In addition, reference is made to Item 10 in Part I of this Report.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                            PAGE
(a)  Financial Statements, Schedules and Exhibits.

1.   Financial Statements included in Part II of this Form 10-K:

     Independent Auditors' Report                                          II-10

     Consolidated Statements of Operations for the years ended December
     31, 1999, 1998 and 1997                                               II-11

     Consolidated Balance Sheets at December 31, 1999 and 1998             II-12

     Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1999, 1998 and 1997                                      II-13

     Consolidated Statements of Cash Flows for the years ended December
     31, 1999, 1998 and 1997                                               II-14

     Notes to Consolidated Financial Statements                            II-16

2. Financial Statement Schedules as of December 31, 1999 included in Part IV of this Form 10-K:

     Valuation and Qualifying Accounts                                      IV-3

3.   Exhibits:

     The exhibits to this Form 10-K are listed in the Exhibit Index contained elsewhere in this Form 10-K.

(b)  Reports on Form 8-K.

     A current report on Form 8-K was filed with the Commission on December 28, 1999, relating to the Company's acquisition of Riomin Exploraciones S.A. and the change of control resulting from the sale by the Company of 18,058,635 shares of common stock to Leucadia.

     An amended current report on Form 8-K/A was filed with the Commission on November 15, 1999, relating to the Company's acquisition of Riomin Exploraciones S.A. and the change of control resulting from the sale by the Company of 18,058,635 shares of common stock to Leucadia. The financial statements of Riomin Exploraciones S.A. were included in this report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2000.


MK Gold Company


By  /s/
   -------------------------
   D. L. Babinchak
   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2000 by the following persons on behalf of the Company in the capacities indicated.


 /s/                          Chairman of the Board and Chief Executive Officer
------------------------      (Principal Executive Officer)
G.F. Joklik

 /s/                          Chief Financial Officer and Secretary
------------------------      (Principal Financial and Accounting Officer)
J.C. Farmer

 /s/                          Director
------------------------
I.M. Cumming

 /s/                          Director
------------------------
R.V. Hansberger

 /s/                          Director
------------------------
J.P. Miscoll

 /s/                          Director
------------------------
R.S. Shriver

 /s/                          Director
------------------------
J.S. Steinberg

 /s/                          Director
------------------------
T.E. Mara

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, and 1997
                            (Thousands of dollars)

                                                     Additions
                                       Balance at    Charged to                 Balance at
                                       Beginning     Costs and                    End of
                                        of Year       Expenses     Deductions      Year
                                       ----------    ----------    ----------   ----------
Valuation for income taxes:
 December 31, 1997                      $ 21,175      $    293        none       $ 21,468
 December 31, 1998                        21,468         1,578        none         23,046
 December 31, 1999                        23,046          none         457         22,589

                                 EXHIBIT INDEX

Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

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

10.12 Benefit Plans (filed as Exhibit 10.23 of Amendment 1 to the Registrant's Form S-1 Registration Statement No. 33-70348 on October 14, 1993 and incorporated herein by reference)./1/
          + Executive Incentive Plan
          + Stock Incentive Plan
          + Stock Option Plan for Non-Employee Directors

10.13 American Girl Amended and Restated Mining Joint Venture Agreement, Dated January 1, 1994 (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference).

10.14 Employment Agreement with Thomas G. White effective January 1, 1995 (filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference)./1/

10.15 Credit Agreement, Effective as of March 1, 1998, between Leucadia National Corporation and MK Gold Company (filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.16 Amended and Restated MK Gold Company Executive Incentive Plan, Dated January 9, 1995 (filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference)./1/

10.17 List of additional signers of the Indemnification Agreement submitted under Exhibit 10.1 (filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.18 Stock Incentive Plan, as approved and amended by stockholders through August 5, 1996 (filed as Exhibit 10.22 to the Registrant's Transition Report on Form 10-K for the transition period from April 1, 1996 to December 31, 1996 and incorporated herein by reference)./1/

10.19 Amendment No. 1 to Stock Option Plan for Non-Employee Directors, approved by shareholders on July 14, 1994 (filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference)./1/

10.20 Amendment No. 1 to Credit Agreement, Dated as of March 1, 2000, between MK Gold Company and Leucadia National Corporation.*

21        Subsidiaries of the Registrant. *

23        Consent of Deloitte & Touche L.L.P. *

27        Financial Data Schedule *

___________________

*   Filed herewith.

/1/ Management contracts and compensatory plans and arrangements identified pursuant to Item 14(a)(3) of Form 10-K.