Form 10-Q
period 2000-03-31
MK GOLD CO
filed 2000-05-15
CIK 913586

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

                                 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to __________


                        Commission file number 0-23042


                                MK GOLD COMPANY
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

Yes   X    No ___
     ---



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On April 30, 2000, there were 37,320,000 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

As more fully described in the accompanying notes, the unaudited interim consolidated financial statements contained in this report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K"). The 1999 10-K contains information relevant to an analysis of the financial information contained in this report and for purposes of comparing the Company's results of operations for the three months ended March 31, 2000 with the same period in the prior year.

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars except per share data)
--------------------------------------------------------------------------------

                                                     Three Months Ended
                                                          March 31,
                                                     2000          1999
                                                  (Unaudited)   (Unaudited)
                                                  -----------   -----------

REVENUE:
  Product sales                                   $     2,565   $       932
  Mining services                                       2,218         2,759
  Gain on sale of assets                                    8             6
                                                  -----------   -----------
Total revenue                                           4,791         3,697

OPERATING EXPENSES:
  Product sales                                         2,136         1,491
  Mining services                                       1,893         2,295
                                                  -----------   -----------
Total operating expenses                                4,029         3,786

GROSS PROFIT (LOSS)                                       762           (89)

EXPLORATION COSTS                                        (285)         (496)
GENERAL AND ADMINISTRATIVE EXPENSES                      (357)         (385)
                                                  -----------   -----------

INCOME (LOSS) FROM OPERATIONS                             120          (970)

Investment income                                          91           196
Interest expense                                            -           (19)
                                                  -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                         211          (793)
Income tax provision                                      (40)            -
                                                  -----------   -----------

NET INCOME (LOSS)                                 $       171   $      (793)
                                                  ===========   ===========

Basic and diluted income (loss) per share         $      0.01   $     (0.04)

Basic and diluted weighted average shares used
 to compute income (loss) per common share         37,320,000    19,261,929


The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars except per share data)
--------------------------------------------------------------------------------

                                                     March 31,     December 31,
ASSETS                                                  2000          1999
                                                    (Unaudited)     (Audited)
                                                    -----------    -----------

CURRENT ASSETS:

 Cash and cash equivalents                              $ 6,397        $ 7,126

 Investment securities                                        -            425

 Gold bullion held for sale                               1,237          1,377

 Receivables                                              1,353          2,012

 Inventories

  Ore and in process                                      1,204          1,019

  Materials and supplies                                    610            627

 Deferred income taxes                                       21             41

 Other                                                      157            208
                                                    -----------    -----------

  Total current assets                                   10,979         12,835

Mining properties, plant and mine development, net       46,837         45,768

Deferred income taxes                                       209            229

Restricted investment securities                            809            876

Restricted cash                                             290            223
                                                    -----------    -----------

TOTAL ASSETS                                        $    59,124    $    59,941
                                                    ===========    ===========



                                                                     (continued)

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars except per share data)
--------------------------------------------------------------------------------

                                                                             March 31,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                           2000           1999
                                                                            (Unaudited)     (Audited)
                                                                            -----------    -----------
CURRENT LIABILITIES:

 Accounts payable                                                           $     2,805    $     1,712

 Current portion of mine closure and reclamation liabilities                        252            352

 Other accrued liabilities                                                          164            426
                                                                            -----------    -----------

  Total current liabilities                                                       3,221          2,490

Mine closure and reclamation liabilities                                            844            769

Deferred revenue                                                                  1,374          1,672

Deferred income tax liability                                                     3,967          3,967

Line of credit - Leucadia National Corporation                                   20,000         20,000
                                                                            -----------    -----------

Total liabilities                                                           $    29,406    $    28,898
                                                                            -----------    -----------

STOCKHOLDERS' EQUITY:

Common stock, par value $.01; 37,320,000 shares issued and
outstanding at March 31, 2000 and December 31, 1999                                 373            373

Capital in excess of par value                                                   82,773         82,773

Accumulated deficit                                                             (50,501)       (50,672)

Accumulated other comprehensive loss - foreign currency translation loss         (2,927)        (1,431)
                                                                            -----------    -----------

Total stockholders' equity                                                       29,718         31,043
                                                                            -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $    59,124    $    59,941
                                                                            ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.


                                                                     (concluded)

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
--------------------------------------------------------------------------------

                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                         2000        1999
                                                                                     (Unaudited)  (Unaudited)
                                                                                     -----------  -----------
OPERATING ACTIVITIES
Net income (loss)                                                                    $       171  $      (793)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
Deferred income taxes                                                                         40            -
Depreciation, depletion and amortization                                                     216          165
Gain on sale of assets                                                                        (8)          (6)
Changes in operating assets and liabilities:
     Gold bullion held for sale                                                              140         (500)
     Receivables                                                                             659          570
     Inventories                                                                            (168)        (102)
     Other assets                                                                             51           60
     Restricted cash                                                                         (57)         (61)
     Accounts payable and other accrued liabilities                                          831         (253)
     Deferred revenue                                                                       (298)        (298)
     Mine closure and reclamation liabilities                                                (25)        (458)
                                                                                     -----------  -----------
Total adjustments                                                                          1,341         (883)
                                                                                     -----------  -----------

Net cash provided (used) by operating activities                                           1,552       (1,676)
                                                                                     -----------  -----------

INVESTING ACTIVITIES:
Additions to mining properties, plant and mine development                                (2,743)        (479)
Proceeds from disposition of mining properties, plant and mine development                    44           13
Proceeds from sale of investment securities                                                  492            -
                                                                                     -----------  -----------
Net cash used by investing activities                                                     (2,207)        (466)
                                                                                     -----------  -----------

EFFECT OF EXCHANGE RATES ON CASH                                                             (74)           -
                                                                                     -----------  -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                       (729)      (2,142)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           7,126       15,687
                                                                                     -----------  -----------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                   $     6,397  $    13,545
                                                                                     ===========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                                                       $       439  $        19
 Income taxes paid (refunded), net                                                   $         -  $         -

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands)

1.   Unaudited Interim Consolidated Financial Statements

     The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K"). The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 1999, was extracted from the audited consolidated financial statements contained in the 1999 10-K and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.


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

                Castle Mountain Venture - Results of Operations

                                   Total Venture    MK Gold's Share
                                 -----------------  ----------------

                                     Three Months Ended March 31,
                                 -----------------------------------
                                  2000      1999     2000      1999
                                 ------   -------   ------    ------

        Product sales            $7,756   $ 4,655   $1,939    $1,164

        Loss before taxes        $ (487)  $(2,714)  $ (122)   $ (679)

     The Company owns a 53% interest in the American Girl Mining Joint Venture (the "AGMJV"), which, prior to September 1996, operated a gold mine in Imperial County, California. After an extensive review of the operations at the AGMJV, the Company determined that continued operation at the AGMJV could not be economically justified. On September 5, 1996, the Company announced the suspension of operations at the AGMJV and subsequently began mine closure and reclamation operations. Mine closure and reclamation activities were completed in February 2000.

4.   Acquisition

     On September 1, 1999, the Company acquired the entire share capital and subordinated debt of Riomin Exploraciones, S.A. from Rio Tinto plc ("Rio Tinto"). Subsequent to the acquisition, the name of Riomin Exploraciones, S.A. was changed to Cobre Las Cruces, S.A. ("Las Cruces"). The aggregate purchase price for the acquisition of Las Cruces was $42,000 in cash. Las Cruces holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain (the "Las Cruces Project"). The method of accounting for the acquisition is the purchase method. The acquisition was funded through (i) borrowings of $20,000 pursuant to the Company's existing credit agreement with Leucadia National Corporation ("Leucadia"),
     (ii) the sale of 18,058,635 shares of the Company's authorized but unissued shares of Common Stock to Leucadia for $15,807 and (iii) $6,193 from the Company's working capital. Pending regulatory approval of the acquisition of the Company's common stock by Leucadia, Leucadia loaned to the Company $15,807 pursuant to a promissory note. This promissory note was repaid October 8, 1999, at the time regulatory approval was given and the sale of Company shares to Leucadia was completed. In connection with the acquisition of Las Cruces, the Company granted Straits Resources Ltd., Sydney, Australia, a one-year option to purchase 35% of Las Cruces at the Company's cost, plus interest.

     Of the $42,000 purchase price, $36,729 represents the purchase of subordinated debt from Rio Tinto. At the acquisition date, Las Cruces had stockholder's deficit of $6,064. The excess purchase price of approximately $11,335 was allocated to mining properties. As part of the acquisition the Company has recorded a deferred tax liability of approximately $3,967, which was also allocated to mining properties. The operating results of Las Cruces are included in the Company's results of operations from the date of acquisition, September 1, 1999, to March 31, 2000.

     From the date of acquisition to March 31, 2000, all development costs for the period, including costs for the bankable feasibility study, were capitalized. The following table provides certain consolidated pro forma results of continuing operations assuming the acquisition of Las Cruces had occurred at the beginning of the earliest period presented.


                                                        Three Months Ended
                                                              March 31,
                                                            (unaudited)
                                                       --------------------
                                                        2000          1999
                                                       ------       -------

        Pro forma unaudited results
            Revenue                                    $4,783       $ 3,691
            Net income (loss)                             171        (1,827)
        Basic and diluted income (loss) per share      $ 0.01       $ (0.05)

     There are no material pro forma adjustments other than the adjustments for the issuance of 18,058,635 shares of common stock to Leucadia. No mining rights were amortized because production at the Las Cruces Project has not begun.

5.   Related Party Transactions

     For the quarter ended March 31, 2000, approximately $439 in interest and commitment fees was paid to Leucadia under the Credit Facility. Approximately $439 in interest relating to the Las Cruces Project was capitalized.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K"). This section contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's plans, objectives, goals, strategies and financial performance. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Cautionary Statement for Forward-Looking Information" below and elsewhere in this report.

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

A preliminary feasibility study, prepared by Rio Tinto in 1998, estimated the capital cost would be approximately $300 million to bring the mine into production. A bankable feasibility study and permitting activities are currently underway. This study is expected to be completed by the fourth quarter 2000 and will better define the future capital and operating costs of the Las Cruces Project. Permit applications are expected to be submitted during the second and third quarters.

Mining at the Las Cruces Project will be subject to permitting, significant financing, engineering and construction. Although the Company believes necessary permits for the Las Cruces Project will be obtained, the Company cannot guarantee that such will be the case. Further, there may be other political and economic circumstances that could prevent the Las Cruces Project from being developed.

The aggregate purchase price for the acquisition of Las Cruces was $42 million in cash. In addition, Rio Tinto will be entitled to receive a 1.5% royalty on any copper sales from the Las Cruces Project at a price exceeding $0.80 per pound. The Company obtained funding for the acquisition of Las Cruces through
(i) borrowings of $20 million pursuant to its existing credit agreement with Leucadia, (ii) the sale of 18,058,635 shares of its authorized but unissued shares of common stock to Leucadia for $15.8 million and (iii) $6.2 million from the Company's working capital. Pending regulatory approval of the acquisition of the Company's common stock by Leucadia, Leucadia loaned to the Company $15.8 million pursuant to a promissory note. This promissory note was repaid on October 8, 1999, at the time regulatory approval was given and the sale of MK Gold shares to Leucadia was completed. In connection with the acquisition of Las Cruces, the Company granted Straits Resources Ltd., Sydney, Australia, a one-year option to purchase 35% of Las Cruces at the Company's cost, plus interest.

                             Results of Operations

Gold Production. The Company's attributable share of gold production at the Castle Mountain Venture (the "CMV") for the three months ended March 31, 2000, was 6,624 ounces, compared to 4,084 ounces for the three months ended March 31, 1999. This represents a 62% increase in production totaling 2,540 ounces. The increase in production is attributable to higher ore grades experienced in the Oro Belle Hart Tunnel and Jumbo pits.

Gold production at the American Girl Mine Joint Venture has ceased. Mine closure and reclamation activities were completed in February 2000.

Product sales revenue for the three month period ended March 31, 2000 was $2.6 million, compared to $.9 million for the same period in 1999. Product sales revenue for the 2000 and 1999 periods includes the recognition of $.3 million of deferred revenue. During the three months ended March 31, 2000, 7,100 ounces of gold were sold under forward sales contracts and no ounces were sold on the spot market. During the three months ended March 31, 1999, no gold was sold under forward sales contracts and 2,000 ounces were sold on the spot market. The low product sales revenue in 1999 was the result of management's decision not to sell all of its available gold due to depressed gold prices.

Revenue from mining services for the three months ended March 31, 2000 decreased 20% to $2.2 million, compared to $2.8 million for the three months ended March 31, 1999. Revenues decreased due to fewer tons mined compared to the first quarter of 1999.

Hedging Activity. For the three month period ended March 31, 2000, the average price realized per ounce of gold was $319, compared to $294 per ounce for the three months ended March 31, 1999. The average spot price for the three month period ended March 31, 2000 was $290 per ounce. The Company has the ability to extend forward positions into the future. The Company had 19,900 ounces of gold sold under forward sales contracts as of March 31, 2000.

Gross Profit. The Company experienced a gain from product sales of $.4 million for the first quarter of 2000, compared to a loss from product sales of $.6 million for the same period in 1999, representing an increase of $1.0 million. The increase is due to greater ounces sold and higher realized gold prices as a result of the Company's hedging activity.

Gross profit from contract mining operations for the three months ended March 31, 2000 decreased $.1 million compared to the same period in 1999 as a result of a reduction in tons mined. The CMV has reduced the mining rates for the remainder of the mine life.

Exploration Costs. Exploration costs for the quarter ended March 31, 2000 were $.3 million, a decrease of 43% compared to $.5 million for the same period in 1999. The decrease in expenditures is due to a reduced number of properties being evaluated during the first quarter 2000. First quarter 2000 activity in Brazil primarily consisted of drilling at the Principe Project. The drilling results do not justify further work.

Drilling occurred on two properties in Mexico during the first quarter 2000. Drilling on the first property, Fresnillo West, did not justify additional work. The property was abandoned in the second quarter 2000. The drilling program which began in 1999 at El Habal continued with an additional two holes totaling 1,580 feet being drilled during the first quarter. The results of drilling are being evaluated.

During February 2000 the Company entered into a farm-in agreement with Rio Tinto to explore ten properties, totaling approximately 1,800 square kilometers, in the Pyrite Belt in southwestern Spain.

Although exploration expenses are down compared to 1999, the Company continues its worldwide search for promising precious and base metals opportunities.

General and Administrative Expenses. General and administrative expenses decreased 7% for the three month period ended March 31, 2000, compared to the same period in 1999. The decrease in expenses is due to a reduction in legal related costs.

                        Liquidity and Capital Resources

The Company's principal sources of funds are its available resources of cash and cash equivalents, cash generated from mining operations and contract mining services, and its credit facility. At March 31, 2000, the Company had cash and cash equivalents of $6.4 million and gold bullion of $1.2 million, representing a decrease in cash and cash equivalents and gold bullion of $.9 million from December 31, 1999.

In March 1998, the Company entered into a $20 million credit agreement (the "Credit Facility") with Leucadia. The Credit Facility may be terminated on December 15 of any year, provided Leucadia notifies the Company of such termination prior to September 15 of such year. The original expiration of the Credit Facility was December 15, 2000. The Credit Facility was amended, effective March 1, 2000, to increase the credit limit to $30 million and extend the expiration to December 15, 2001. At March 31, 2000, the Company had outstanding borrowings under the Credit Facility of $20 million. Loans outstanding under the Credit Facility bear interest equal to the prime rate, and interest is payable quarterly.

Net cash provided by operating activities was $1.6 million for the three months ended March 31, 2000 compared to net cash used of $1.7 million for the same period in 1999. The Company's cash operating cost per ounce of gold produced exceeded the average gold price for 1999. This trend is expected to reverse for the remaining mine life at the CMV. The Company expects that its cash and cash equivalents and operating cash flows will be sufficient to cover operating expenses for the near term. However, the Company's cash resources will not be sufficient to cover all projected expenses necessary to commence mining at the Las Cruces Project. A preliminary feasibility study, prepared by Rio Tinto in 1998, estimated the capital cost would be approximately $300 million to bring the mine into production. The completion of a bankable feasibility study will better define the future capital and operating costs of the Las Cruces Project. The Company will require additional financing in order to complete construction and pay other projected expenses at the Las Cruces Project. While the Company believes that it will be able to obtain financing for the Las Cruces Project, no assurances can be given that such financing will be available or that the Company will be able to obtain such financing on favorable terms.

The Company's current sources of funds available to fund new mining projects are limited. The Company utilized a significant portion of its existing sources of funds to acquire the Las Cruces Project in September 1999. Accordingly, the ability of the Company to commence new mining projects may be dependent upon the Company's ability to obtain additional sources of funds to finance any such mining projects. While the Company believes that it may be able to obtain financing for new mining projects through project financing or otherwise, no assurances can be given that such financing will be available or that the Company will be able to obtain such financing on favorable terms.

Additions to mining properties, plant and mine development totaled $2.7 million for the three months ended March 31, 2000, compared to $.5 million for the same period in 1999. For all periods presented, additions to mining properties, plant and mine development equipment consisted of (i) mine development expenditures;
(ii) construction expenditures for buildings, machinery, plant and equipment; and (iii) expenditures for mobile mining service equipment.

The Company has entered into a farm-in agreement with Rio Tinto plc to explore ten properties in the Pyrite Belt of southwestern Spain. As part of its obligations under the farm-in agreement, the Company plans to spend $500,000 over the next 12 months to evaluate these properties.

Upon completion of production at a mine, the Company must make expenditures for reclamation and closure of the mine. The Company provides for future reclamation and mine closure liabilities on a units-of-production basis. At March 31, 2000, $1.1 million was accrued for such costs. In addition to the accruals, the Company and its joint venture partner are depositing cash in a separate fund to cover future reclamation costs at the CMV properties. The Company reviews the adequacy of its reclamation and mine closure liabilities in light of current laws and regulations and adjusts its liabilities as necessary.

In October 1998, the Company announced a share repurchase program. The Board of Directors of the Company authorized the repurchase of up to 2 million shares. As of March 31, 2000, 173,700 shares had been repurchased by the Company under the repurchase program.

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

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. These risks include, but are not limited to, the volatility of gold prices, imprecision of reserve estimates, risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental regulation, mining risks and competition. Each of these risks and certain other uncertainties are discussed in more detail in the 1999 10-K. There may also be other factors, including those discussed elsewhere in this report, that may cause the Company's actual results to differ materially from the forward-looking statements. Any forward-looking statements made by or on behalf of the Company should be considered in light of these factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See note 1 to the Company's Consolidated Financial Statements in the 1999 10-K for additional information regarding the Company's precious metals hedging program and future adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities."

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

At March 31, 2000, the Company had forward sales contracts outstanding for approximately 19,900 ounces of gold for delivery during 2000 at an average price of $319 per ounce. This represents 73% of the Company's anticipated gold production for the remainder of 2000. The fair value of these contracts at March 31, 2000, based on market quotations for similar financial instruments, was $.45 million.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As previously reported by the Company, the Company is a plaintiff in an action styled MK Gold Company v. Morrison Knudsen Corporation, No. 2:96CV00935,
              -----------------------------------------------
instituted October 8, 1996 and pending in the United States District Court for the District of Utah. In that case, MK Gold has sued Morrison Knudsen Corporation ("MK") for breach of a noncompete agreement. The case has been set for a three week trial to begin on April 2, 2001.

     MK has asked the court to rule, as a matter of law, that even if MK breached the noncompete agreement, MK Gold cannot show that such a breach directly caused MK Gold any recoverable damages. MK Gold has responded to MK's Motion, asserting that the existence of material facts precludes a summary disposition of the issue. The court will hear argument from counsel for both parties on the merits of this Motion on June 13, 2000.

     As also previously reported by the Company, the Company is a defendant in an action styled Morrison Knudsen Corporation v. MK Gold Company, No. CV 99-
                 -----------------------------------------------
0064-SBLW, instituted February 11, 1999 and pending in the United States District Court for the District of Idaho. In that case, MK has alleged that MK Gold violated federal and state trademark statutes and breached a trademark license agreement by using the "MK" mark in connection with nonprecious metals projects. Upon motion by MK Gold, the court had ruled that the case should be stayed pending the resolution of the Utah litigation. The court has now lifted the stay, however, and scheduled a five-day trial to begin on November 27, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

                                     MK GOLD COMPANY



                                     ___________________________________________
                                     JOHN C. FARMER
                                     Chief Financial Officer and Secretary
                                     (Authorized Signatory and
                                     Principal Financial and Accounting Officer)



Date:  May 15, 2000

                               INDEX TO EXHIBITS

Exhibits

27        Financial Data Schedule.