Form 10-Q
period 2000-06-30
MK GOLD CO
filed 2000-08-14
CIK 913586

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to __________


                        Commission file number 0-23042


                                MK GOLD COMPANY
            (Exact name of registrant as specified in its charter)


        Delaware                                        82-0487047
   -------------------                             -------------------
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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 11, 2000, there were 37,320,000 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

As more fully described in the accompanying notes, the unaudited interim consolidated financial statements contained in this report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K"). The 1999 10-K contains information relevant to an analysis of the financial information contained in this report and for purposes of comparing the Company's results of operations for the three and six month periods ended June 30, 2000 with the same periods in the prior year.

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars except per share data)


                                                         Three Months Ended           Six Months Ended
                                                              June  30                    June 30
                                                            (Unaudited)                 (Unaudited)
                                                        2000          1999          2000          1999
                                                     -----------   -----------   -----------   -----------
REVENUE:
     Product sales                                   $     3,463   $       299   $     6,028   $     1,231
     Mining services                                       1,256         2,802         3,474         5,561
     Gain on sale of assets                                    7            73            15            79
                                                     -----------   -----------   -----------   -----------
Total revenue                                              4,726         3,174         9,517         6,871

OPERATING EXPENSES:
     Product sales                                         2,405           774         4,541         2,265
     Mining services                                       1,104         2,185         2,997         4,480
                                                     -----------   -----------   -----------   -----------
Total operating expenses                                   3,509         2,959         7,538         6,745

GROSS PROFIT                                               1,217           215         1,979           126

EXPLORATION COSTS                                           (259)         (516)         (544)       (1,012)
GENERAL AND ADMINISTRATIVE EXPENSES                         (431)         (386)         (788)         (771)
                                                     -----------   -----------   -----------   -----------

INCOME (LOSS) FROM OPERATIONS                                527          (687)          647        (1,657)

Investment income                                            126           188           217           384
Interest expense                                               -           (19)            -           (38)
                                                     -----------   -----------   -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                            653          (518)          864        (1,311)
Income tax provision                                         (39)            -           (79)            -
                                                     -----------   -----------   -----------   -----------

NET INCOME (LOSS)                                    $       614   $      (518)  $       785   $    (1,311)
                                                     ===========   ===========   ===========   ===========

Basic and diluted income (loss) per common share           $0.02        $(0.03)        $0.02        $(0.07)

Basic and diluted weighted average shares
   used to compute income (loss) per common share     37,320,000    19,261,929    37,320,000    19,261,929



   The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars except per share data)

------------------------------------------------------------------------------
                                                      June  30,   December 31,
ASSETS                                                  2000         1999
                                                     (Unaudited)   (Audited)
                                                     ----------    -----------
CURRENT ASSETS:

 Cash and cash equivalents                              $ 5,085        $ 7,126

 Investment securities                                        -            425

 Gold bullion held for sale                                 517          1,377

 Receivables                                              1,355          2,012

 Inventories

  Ore and in process                                      1,319          1,019

  Materials and supplies                                    611            627

 Deferred income taxes                                       37             41

 Other                                                      264            208
                                                        -------        -------

  Total current assets                                    9,188         12,835
                                                        -------        -------

Mining properties, plant and mine development, net       49,147         45,768

Deferred income taxes                                       153            229

Restricted investment securities                            802            876

Restricted cash                                             323            233
                                                        -------        -------

TOTAL ASSETS                                            $59,613        $59,941
                                                        =======        =======



                                                                     (continued)

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars except per share data)

----------------------------------------------------------------------------------------------------
                                                                           June 30,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                        2000           1999
                                                                         (Unaudited)     (Audited)
                                                                        ------------   ------------
CURRENT LIABILITIES:

 Accounts payable                                                           $  2,648       $  1,712

 Current portion of mine closure and reclamation liabilities                     240            352

 Other accrued liabilities                                                       297            426
                                                                            --------       --------

  Total current liabilities                                                    3,185          2,490
                                                                            --------       --------

Mine closure and reclamation liabilities                                         925            769

Deferred revenue                                                               1,076          1,672

Deferred income tax liability                                                  3,967          3,967

Line of credit - Leucadia National Corporation                                20,000         20,000
                                                                            --------       --------

Total liabilities                                                             29,153         28,898
                                                                            --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Common stock, par value $.01; 37,320,000 shares issued and
outstanding at June 30, 2000 and December 31, 1999                               373            373

Capital in excess of par value                                                82,773         82,773

Accumulated deficit                                                          (49,887)       (50,672)

Accumulated other comprehensive loss - foreign currency translation loss      (2,799)        (1,431)
                                                                            --------       --------

Total stockholders' equity                                                    30,460         31,043
                                                                            --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 59,613       $ 59,941
                                                                            ========       ========


   The accompanying notes are an integral part of the consolidated financial statements.



                                                                     (concluded)

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

-----------------------------------------------------------------------------------------------------------
                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                       2000         1999
                                                                                    (Unaudited)  (Unaudited)
                                                                                    ----------   ----------
OPERATING ACTIVITIES
Net income (loss)                                                                      $   785      $(1,311)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
Deferred income taxes                                                                       79            -
Depreciation, depletion and amortization                                                   321          432
Gain on sale of assets                                                                     (15)         (79)
Changes in operating assets and liabilities:
     Gold bullion held for sale                                                            860       (1,952)
     Receivables                                                                           657          468
     Inventories                                                                          (284)         (84)
     Other assets                                                                          (56)           9
     Restricted cash                                                                       (90)         417
     Accounts payable and other accrued liabilities                                        807           93
     Deferred revenue                                                                     (596)        (596)
     Mine closure and reclamation liabilities                                               44         (543)
                                                                                       -------      -------
Total adjustments                                                                        1,727       (1,835)
                                                                                       -------      -------

Net cash provided (used) by operating activities                                         2,512       (3,146)
                                                                                       -------      -------

INVESTING ACTIVITIES:
Additions to mining properties, plant and mine development                              (5,096)        (513)
Proceeds from disposition of mining properties, plant and mine development                  51           86
Proceeds from sale of investment securities                                                499            -
                                                                                       -------      -------
Net cash used by investing activities                                                   (4,546)        (427)
                                                                                       -------      -------

EFFECT OF EXCHANGE RATES ON CASH                                                            (7)           -
                                                                                       -------      -------

DECREASE IN CASH AND CASH EQUIVALENTS                                                   (2,041)      (3,573)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         7,126       15,687
                                                                                       -------      -------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                     $ 5,085      $12,114
                                                                                       =======      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                                                         $   907      $    38
 Income taxes paid (refunded), net                                                     $     -      $     -


   The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands)
--------------------------------------------------------------------------------
1.   Unaudited Interim Consolidated Financial Statements

     The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K"). The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 1999, was extracted from the audited consolidated financial statements contained in the 1999 10-K and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.


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

                Castle Mountain Venture - Results of Operations


                                Total Venture    MK Gold's Share
                              -----------------  ----------------

                                     Six Months Ended June 30,
                                 ----------------------------
                                 2000     1999     2000     1999
                              -------  -------   ------  -------

Product sales                 $16,555  $11,531   $4,139  $ 2,883

Income (loss) before taxes    $   507  $(4,344)  $  127  $(1,086)


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

4.   Acquisition

     On September 1, 1999, the Company acquired the entire share capital and subordinated debt of Riomin Exploraciones, S.A. from Rio Tinto plc ("Rio Tinto"). Subsequent to the acquisition, the name of Riomin Exploraciones, S.A. was changed to Cobre Las Cruces, S.A. ("Las Cruces"). The aggregate purchase price for the acquisition of Las Cruces was $42,000 in cash. Las Cruces holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain (the "Las Cruces Project"). The method of accounting for the acquisition was the purchase method. The acquisition was funded through (i) borrowings of $20,000 pursuant to the Company's existing credit agreement (the "Credit Facility") with Leucadia National Corporation ("Leucadia"), (ii) the sale of 18,058,635 shares of the Company's authorized but unissued shares of Common Stock to Leucadia for $15,807 and (iii) $6,193 from the Company's working capital. Pending regulatory approval of the acquisition of the Company's common stock by Leucadia, Leucadia loaned to the Company $15,807 pursuant to a promissory note. This promissory note was repaid October 8, 1999, at the time regulatory approval was given and the sale of Company shares to Leucadia was completed. In connection with the acquisition of Las Cruces, the Company granted Straits Resources Ltd., Sydney, Australia, a one-year option to purchase 35% of Las Cruces at the Company's cost, plus interest.

     Of the $42,000 purchase price, $36,729 represents the purchase of the subordinated debt of Las Cruces from Rio Tinto. At the acquisition date, Las Cruces had a stockholder's deficit of $6,064. The excess purchase price of approximately $11,335 was allocated to mining properties. As part of the acquisition the Company has recorded a deferred tax liability of approximately $3,967, which was also allocated to mining properties. The operating results of Las Cruces are included in the Company's results of operations from the date of acquisition, September 1, 1999, to June 30, 2000.

     From the date of acquisition to June 30, 2000, all development costs for the period, including costs for the bankable feasibility study, were capitalized. The following table provides certain consolidated pro forma results of continuing operations assuming the acquisition of Las Cruces had occurred at the beginning of the earliest period presented.

                                                       Three Months Ended                 Six Months Ended
                                                            June 30                            June 30
                                                             (000)                              (000)
                                                          (unaudited)                        (unaudited)
                                                      ---------------------              -------------------
                                                        2000          1999                2000         1999
                                                       ------        ------              ------      -------
Pro forma unaudited results
    Revenue                                            $4,726        $3,174              $9,517      $ 6,871
    Income (loss) before income taxes                     653          (646)                864       (2,444)
    Net income (loss)                                     614          (646)                785       (2,444)
Basic and diluted income (loss) per share              $ 0.02        $(0.02)             $ 0.02      $ (0.07)


     There are no material pro forma adjustments other than the adjustments for the issuance of 18,058,635 shares of common stock to Leucadia. No mining rights were amortized because production at the Las Cruces Project has not begun.

5.   Related Party Transactions

     For the three and six month periods ended June 30, 2000, approximately $468 and $907, respectively, in interest and commitment fees were paid to Leucadia under the Credit Facility. For the three and six month periods ended June 30, 2000, approximately $468 and $907, respectively, in interest relating to the Las Cruces Project were capitalized.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 establishes accounting and reporting standards for the recognition of revenue. It states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. SAB No. 101 is effective for the Company's financial statements for the year ending December 31, 2000. The Company does not believe that SAB No. 101 will have a significant effect on the earnings and financial position of the Company.

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

                                    General

On September 1, 1999, the Company acquired the entire share capital and subordinated debt of Riomin Exploraciones, S.A. from Rio Tinto plc ("Rio Tinto"). Subsequent to the acquisition, the name of Riomin Exploraciones, S.A. was changed to Cobre Las Cruces, S.A. ("Las Cruces"). Las Cruces holds mineral rights to the Las Cruces copper deposit (the "Las Cruces Project") in the eastern end of the Iberian Pyrite Belt of southwestern Spain, a well-delineated mineral province that has been mined for base and precious metals for centuries. Las Cruces also holds the exploration rights to 272 square kilometers adjacent to the deposit.

The Las Cruces Project has a resource estimated at 15.9 million metric tons estimated to contain 5.9% copper. The resource calculation was based upon the analysis of 279 drill holes totaling over 272,000 feet. Based on these estimates, approximately 860,000 metric tons of copper could be extracted from the deposit. A small zone of gold bearing gossan, which has not been evaluated, and 150 meters of unconsolidated overburden overlie the deposit.

Based on current estimates, the Las Cruces Project could produce an estimated 65,000 metric tons per year of refined copper for the European market, which currently imports nearly one million metric tons of copper per year. With the advanced process of metallurgical treatment proposed to be employed by Las Cruces, the copper would be produced completely onsite in a fully integrated operation. This process would minimize the environmental impact outside the project area as it would not be necessary to send the concentrates to copper smelters.

The Las Cruces Project is proceeding in several phases. The current phase includes the preparation of a feasibility study and an environmental impact study. A preliminary feasibility study, prepared by Rio Tinto in 1998, estimated the capital cost would be approximately $300 million to bring the mine into production. The current feasibility study is expected to be completed by the fourth quarter of 2000 and will better define the future capital and operating costs of the Las Cruces Project. Permit applications are being prepared and are expected to be submitted during the third quarter of 2000.

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

                             Results of Operations

Gold Production. The Company's attributable share of gold production at the Castle Mountain Venture (the "CMV") for the three and six month periods ended June 30, 2000, was 7,659 ounces and 14,283 ounces, respectively, compared to 6,340 ounces and 10,424 ounces, respectively, for the three and six month periods ended June 30, 1999. This represents an increase in production of 21% for the three month period and 37% for the six month period, compared to the same periods in 1999. The increase in production is attributable to higher ore grades experienced in the Oro Belle Hart Tunnel and Jumbo pits.

Gold production at the American Girl Mining Joint Venture has ceased. Mine closure and reclamation activities were completed in February 2000.

Product sales revenue for the three and six month periods ended June 30, 2000 was $3.5 million and $6.0 million, respectively, compared to $.3 million and $1.2 million for the same periods in 1999. During the three and six month periods ended June 30, 2000, 9,800 and 16,900 ounces of gold, respectively, were sold under forward sales contracts, and no gold was sold on the spot market. During the three and six month periods ended June 30, 1999, no gold was sold under forward sales contracts, and no ounces and 2,000 ounces of gold, respectively, were sold on the spot market. The low product sales revenues for the 1999 periods was the result of management's decision not to sell all of its available gold due to depressed gold prices. Product sales revenue for the three and six month periods ended June 30, 2000, and for the three and six month periods ended June 30, 1999, includes the recognition of $.3 million and $.6 million, respectively, of deferred revenue.

Revenue from mining services for the three and six month periods ended June 30, 2000 decreased $1.5 million and $2.1 million, respectively, compared to the corresponding periods in 1999. This represents a decrease in revenue of 55% and 38% for the three and six month periods, respectively, compared to the same periods in 1999. Revenues decreased due to fewer tons mined compared to the corresponding periods in 1999. The reduction in tons mined is due to reduced stripping ratios of 1.37 for the six months ended June 30, 2000 compared to 2.98 for the corresponding period in 1999. The CMV has reduced the mining rates for the remainder of 2000.

Hedging Activity. For the six month period ended June 30, 2000, the average price realized per ounce of gold was $321, compared to $294 per ounce for the six months ended June 30, 1999. The average spot price for the six month period ended June 30, 2000 was $285 per ounce. The Company has the ability to extend forward positions into the future. The Company had 10,100 ounces of gold sold under forward sales contracts as of June 30, 2000.

Gross Profit. Gross profit from product sales for the three and six month periods ended June 30, 2000 was $1.1 million and $1.5 million, respectively, compared to a loss from product sales of $.5 million and $1.0 million, respectively, for the same periods in 1999. The improvement is due to greater ounces sold and higher realized gold prices as a result of the Company's hedging activity.

Gross profit from contract mining operations for the three and six month periods ended June 30, 2000 decreased $.5 million and $.6 million, respectively, compared to the same periods in 1999, as a result of the reduction in tons mined.

Exploration Costs. Exploration costs for the three and six month periods ended June 30, 2000 were $.3 million and $.5 million, respectively, compared to $.5 million and $1.0 million for the three and six month periods ended June 30, 1999. The decrease in expenditures is due to a reduced number of properties evaluated during the first six months of 2000 in the Company's three exploration programs.

The Company's first quarter 2000 activity in Brazil consisted primarily of drilling at the Principe Project. A second drilling program at Principe is underway.

The Company performed drilling on two properties in Mexico during the second quarter of 2000. Drilling on the first property, Fresnillo West, did not justify additional work. The Fresnillo West property was abandoned in the second quarter of 2000. The drilling program at El Habal which began in 1999 continued during the six months ended June 30, 2000. The results of drilling at El Habal did not justify additional work. The property was abandoned in June.

During February 2000, the Company entered into a farm-in agreement with Rio Tinto to explore ten properties, totaling approximately 1,800 square kilometers, in the Pyrite Belt in southwestern Spain. Initial studies are underway to evaluate these properties.

Although exploration expenses are down compared to 1999, the Company continues its worldwide search for promising precious and base metals opportunities.

General and Administrative Expenses. General and administrative expenses increased during the three and six month periods ended June 30, 2000, compared to the same periods in 1999 due to greater professional fees and travel related costs.

                        Liquidity and Capital Resources

The Company's principal sources of funds are its available resources of cash and cash equivalents, cash generated from mining operations and contract mining services, and its credit facility. At June 30, 2000, the Company had cash and cash equivalents of $5.1 million and gold bullion of $.5 million, representing a decrease in cash and cash equivalents and gold bullion of $2.9 million from December 31, 1999.

In March 1998, the Company entered into a $20 million credit agreement (the "Credit Facility") with Leucadia. The Credit Facility may be terminated on December 15 of any year, provided Leucadia notifies the Company of such termination prior to September 15 of such year. The original expiration of the Credit Facility was December 15, 2000. The Credit Facility was amended, effective March 1, 2000, to increase the credit limit to $30 million and extend the expiration to December 15, 2001. At June 30, 2000, the Company had outstanding borrowings under the Credit Facility of $20 million. Loans outstanding under the Credit Facility bear interest equal to the prime rate, and interest is payable quarterly.

Net cash provided by operating activities was $2.5 million for the six months ended June 30, 2000 compared to net cash used of $3.1 million for the same period in 1999. The Company's cash operating cost per ounce of gold produced exceeded the average gold price for 1999, whereas gold prices exceeded the Company's cash operating cost per ounce of gold during the first half of 2000. The Company expects this trend to continue for the remaining mine life at the CMV. The Company expects that its cash and cash equivalents and operating cash flows will be sufficient to cover operating expenses for the near term. However, the Company's cash resources will not be sufficient to cover all projected expenses necessary to commence mining at the Las Cruces Project. A preliminary feasibility study, prepared by Rio Tinto in 1998, estimated the capital cost would be approximately $300 million to bring the mine into production. The completion of a bankable feasibility study will better define the future capital and operating costs of the Las Cruces Project. The Company will require additional financing in order to complete construction and pay other projected expenses at the Las Cruces Project. While the Company believes that it will be able to obtain financing for the Las Cruces Project, no assurances can be given that such financing will be available or that the Company will be able to obtain such financing on favorable terms.

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

Additions to mining properties, plant and mine development totaled $5.1 million for the six months ended June 30, 2000, compared to $.5 million for the same period in 1999. For all periods presented, additions to mining properties, plant and mine development consisted of (i) mine development expenditures; (ii) construction expenditures for buildings, machinery, plant and equipment; and
(iii) expenditures for mobile mining service equipment.

During February 2000, the Company entered into a farm-in agreement with Rio Tinto plc to explore ten properties in the Pyrite Belt of southwestern Spain. As part of its obligations under the farm-in agreement, the Company plans to spend $.5 million over the next 12 months to evaluate these properties.

Upon completion of production at a mine, the Company must make expenditures for reclamation and closure of the mine. The Company provides for future reclamation and mine closure liabilities on a units-of-production basis. At June 30, 2000, $1.2 million was accrued for such costs. In addition to the accruals, the Company and its joint venture partner are depositing cash in a separate fund to cover future reclamation costs at the CMV properties. The Company reviews the adequacy of its reclamation and mine closure liabilities in light of current laws and regulations and adjusts its liabilities as necessary.

In October 1998, the Company announced a share repurchase program. The Board of Directors of the Company authorized the repurchase of up to 2 million shares. As of June 30, 2000, 173,700 shares had been repurchased by the Company under the repurchase program.

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

At June 30, 2000, the Company had forward sales contracts outstanding for approximately 10,100 ounces of gold for delivery during 2000 at an average price of $320 per ounce. This represents 55% of the Company's anticipated gold production for the remainder of 2000. The fair value of these contracts at June 30, 2000, based on market quotations for similar financial instruments, was $.36 million.

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

     MK has asked the court to rule, as a matter of law, that even if MK breached the noncompete agreement, MK Gold cannot show that such a breach directly caused MK Gold any recoverable damages. MK Gold has responded to MK's Motion, asserting that the existence of material facts precludes a summary disposition of the issue. The court was scheduled to hear argument from counsel for both parties on the merits of this Motion on June 13, 2000. This hearing has been rescheduled for September 21, 2000.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 7, 2000, the Company held its annual meeting of stockholders in Salt Lake City, Utah. The first item of consideration was the election of two directors, with the votes tabulated as follows: Robert V. Hansberger received 36,170,606 shares voting in favor and 53,293 shares were withheld; and Robert S. Shriver received 36,170,806 shares voting in favor and 53,093 shares were withheld. Five directors who were not up for re-election continue to serve as directors of the Company: Ian M. Cumming, Joseph S. Steinberg, G. Frank Joklik, Thomas E. Mara and James P. Miscoll. The second item of consideration was a proposal to amend the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock of the Company from 40 million to 80 million, with the votes tabulated as follows: 34,506,036 were cast for, 52,243 were cast against, and 1,665,620 abstained.

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

                                         MK GOLD COMPANY



                                         --------------------------------------
                                         JOHN C. FARMER
                                         Chief Financial Officer and Secretary
                                         (Authorized Signatory and
                                         Principal Financial and Accounting
                                         Officer)



Date:  August 14, 2000

                               INDEX TO EXHIBITS

Exhibits

27        Financial Data Schedule.