Form 10-Q
period 2000-09-30
MK GOLD CO
filed 2000-11-14
CIK 913586

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000

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

Yes   X    No ___
     ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 1, 2000, there were 37,320,000 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

As more fully described in the accompanying notes, the unaudited interim consolidated financial statements contained in this report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K"). The 1999 10-K contains information relevant to an analysis of the financial information contained in this report and for purposes of comparing the Company's results of operations for the three and nine month periods ended September 30, 2000 with the same periods in the prior year.

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars except per share data)
--------------------------------------------------------------------------------

                                                              Three Months Ended           Nine Months Ended
                                                                 September 30                 September 30
                                                                 (Unaudited)                   (Unaudited)
                                                               2000         1999          2000          1999
                                                           -------------------------   -------------------------
REVENUE:
     Product sales                                         $     2,882   $     4,776   $     8,910   $     6,007
     Mining services                                             1,235         2,763         4,709         8,324
     Gain on sale of assets                                          -            13            15            92
                                                           -----------   -----------   -----------   -----------
Total revenue                                                    4,117         7,552        13,634        14,423
                                                           -----------   -----------   -----------   -----------

OPERATING EXPENSES:
     Product sales                                               1,474         4,759         6,015         7,024
     Mining services                                             1,229         2,084         4,226         6,564
                                                           -----------   -----------   -----------   -----------
Total operating expenses                                         2,703         6,843        10,241        13,588
                                                           -----------   -----------   -----------   -----------

GROSS PROFIT (LOSS)                                              1,414           709         3,393           835

EXPLORATION COSTS                                                 (281)         (705)         (825)       (1,717)
EQUITY IN (LOSS) OF
   UNCONSOLIDATED AFFILIATE                                       (139)            -          (139)            -
GENERAL AND ADMINISTRATIVE EXPENSES                               (502)         (498)       (1,290)       (1,269)
                                                           -----------   -----------   -----------   -----------

INCOME (LOSS) FROM OPERATIONS                                      492          (494)        1,139        (2,151)

Investment income                                                   62           129           279           513
Interest expense                                                   (22)         (118)          (22)         (156)
                                                           -----------   -----------   -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                                  532          (483)        1,396        (1,794)
Income tax provision                                               (40)            -          (119)            -
                                                           -----------   -----------   -----------   -----------

NET INCOME (LOSS)                                          $       492   $      (483)  $     1,277   $    (1,794)
                                                           ===========   ===========   ===========   ===========

Basic and diluted income (loss) per common share           $      0.01   $     (0.03)  $      0.03   $     (0.09)

Basic and diluted weighted average shares used to
   compute income (loss) per common share                   37,320,000    19,261,365    37,320,000    19,261,365


              The accompanying notes are an integral part of the
                      consolidated financial statements.

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars except per share data)
--------------------------------------------------------------------------------

                                                      September 30,  December 31,
ASSETS                                                    2000          1999
                                                       (Unaudited)
                                                      -------------  ------------
CURRENT ASSETS:

Cash and cash equivalents                                   $ 2,463       $ 7,126

Investment securities                                             -           425

Gold bullion held for sale                                      818         1,377

Receivables                                                   1,743         2,012

Inventories:

     Ore and in process                                       1,260         1,019

     Materials and supplies                                     582           627

Deferred income taxes                                            17            41

Other                                                           173           208
                                                            -------       -------

     Total current assets                                     7,056        12,835

Mining properties, plant and mine development, net           48,510        45,768

Investment in unconsolidated affiliate                          111             -

Deferred income taxes                                           133           229

Restricted investment securities                                860           876

Restricted cash                                                 386           233
                                                            -------       -------

TOTAL ASSETS                                                $57,056       $59,941
                                                            =======       =======




                                                            (continued)

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars except per share data)
--------------------------------------------------------------------------------


                                                                        September 30,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                        2000           1999
                                                                         (Unaudited)
                                                                        -------------   ------------
CURRENT LIABILITIES:

Accounts payable                                                            $  2,238       $  1,712

Current portion of mine closure and reclamation liabilities                      224            352

Deferred revenue                                                                 778          1,672

Other accrued liabilities                                                        390            426
                                                                            --------       --------

   Total current liabilities                                                   3,630          4,162

Mine closure and reclamation liabilities                                       1,006            769

Deferred income tax liability                                                  3,967          3,967

Line of credit - Leucadia National Corporation                                20,000         20,000
                                                                            --------       --------

   Total liabilities                                                          28,603         28,898
                                                                            --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Common stock, par value $.01; 37,320,000 shares issued and
outstanding at September 30, 2000 and December 31, 1999                          373            373

Capital in excess of par value                                                82,773         82,773

Accumulated deficit                                                          (49,395)       (50,672)

Accumulated other comprehensive loss - foreign currency translation           (5,298)        (1,431)
                                                                            --------       --------

   Total stockholders' equity                                                 28,453         31,043
                                                                            --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 57,056       $ 59,941
                                                                            ========       ========

              The accompanying notes are an integral part of the
                      consolidated financial statements.


MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
--------------------------------------------------------------------------------------------------------------------

                                                                                     Nine Months Ended
                                                                                        September 30
                                                                                    2000              1999
                                                                                 (Unaudited)       (Unaudited)
                                                                              ----------------   ----------------
OPERATING ACTIVITIES:
Net income (loss)                                                                  $ 1,277           $ (1,794)
Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
Deferred income taxes                                                                  119                  -
Depreciation, depletion and amortization                                               660                688
Equity in loss of unconsolidated affiliate                                             139                  -
Gain on sale of assets                                                                 (15)               (92)
Changes in operating assets and liabilities:
          Gold bullion held for sale                                                   559                891
          Receivables                                                                  269              1,354
          Inventories                                                                 (196)              (323)
          Other assets                                                                  35                 49
          Change in restricted cash                                                   (153)               373
          Accounts payable and other accrued liabilities                               490                (31)
          Deferred revenue                                                            (894)              (894)
          Mine closure and reclamation liabilities                                     109               (574)
                                                                                   -------           --------

Net cash provided (used) by operating activities                                     2,399               (353)
                                                                                   -------           --------

INVESTING ACTIVITIES:
Additions to mining properties, plant and mine development                          (7,291)              (822)
Acquisition of Riomin (net of cash acquired)                                             -            (41,314)
Proceeds from sale of assets                                                            79                111
Purchase of investment securities                                                      (55)                 -
Proceeds from sale of investment securities                                            442                  -
Investment in unconsolidated affiliate                                                (250)                 -
                                                                                   -------           --------
Net cash used by investing activities                                               (7,075)           (42,025)
                                                                                   -------           --------

FINANCING ACTIVITIES:
Short-term note payable - Leucadia National Corporation                                  -             15,807
Net borrowings under line-of-credit agreement - Leucadia National Corporation            -             20,000
                                                                                   -------           --------
Net cash provided by financing activities                                                -             35,807
                                                                                   -------           --------

EFFECT OF EXCHANGE RATES ON CASH                                                        13                  3
                                                                                   -------           --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (4,663)            (6,568)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     7,126             15,687
                                                                                   -------           --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                 $ 2,463           $  9,119
                                                                                   =======           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                      $ 1,415           $    188
Taxes paid                                                                               1                  2

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Fair value of assets acquired (net of cash acquired)                               $     -           $ 46,359
Fair value of liabilities assumed                                                        -             (5,045)
                                                                                   -------           --------

                         NET CASH PAID                                             $     -           $ 41,314
                                                                                   =======           ========

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands)
--------------------------------------------------------------------------------


1.   Unaudited Interim Consolidated Financial Statements

     The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-K for such year (the "1999 10-K"). The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 1999 was extracted from the audited consolidated financial statements contained in the 1999 10-K and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.


2.   Reclassifications

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

     The Company owns a 53% interest in the American Girl Mining Joint Venture (the "AGMJV"), which, prior to September 1996, operated a gold mine in Imperial County, California. The results for the AGMJV have been proportionately reflected in the accompanying consolidated financial statements. After an extensive review of the operations at the AGMJV, the Company determined that continued operation at the AGMJV could not be economically justified. On September 5, 1996, the Company announced the suspension of operations at the AGMJV and subsequently began mine closure and reclamation operations. Mine closure and reclamation activities were completed in February 2000.

4.   Unconsolidated Affiliate

     In July 2000, the Company became a limited partner in Peru Exploration Venture LLLP. The general partner is Bear Creek Mining Company. The principle objective of the partnership is to acquire gold and other mineral properties in Peru. The Company accounts for this investment using the equity method of accounting. The Company's commitment to the partnership is $1,000 over a two-year period, $250 of which was funded as of September 30, 2000. The Company's share of loss from the partnership for the three months ended September 30, 2000 was $139.

5.   Acquisition

     On September 1, 1999, the Company acquired the entire share capital and subordinated debt of Riomin Exploraciones, S.A. from Rio Tinto plc ("Rio Tinto"). Subsequent to the acquisition, the name of Riomin Exploraciones, S.A. was changed to Cobre Las Cruces, S.A. ("Las Cruces"). The aggregate purchase price for the acquisition of Las Cruces was $42,000 in cash. Las Cruces holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain (the "Las Cruces Project"). The method of accounting for the acquisition was the purchase method. The acquisition was funded through (i) borrowings of $20,000 pursuant to the Company's existing credit agreement (the "Credit Facility") with Leucadia National Corporation ("Leucadia"),
     (ii) the sale of 18,058,635 shares of the Company's authorized but unissued shares of common stock to Leucadia for $15,807 and (iii) $6,193 from the Company's working capital. Pending regulatory approval of the acquisition of the Company's common stock by Leucadia, Leucadia loaned to the Company $15,807 pursuant to a promissory note. This promissory note was repaid October 8, 1999, at the time regulatory approval was given and the sale of Company shares to Leucadia was completed. In connection with the acquisition of Las Cruces, the Company granted Straits Resources Ltd., Sydney, Australia ("Straits"), a one-year option to purchase 35% of Las Cruces at the Company's cost, plus interest. Straits failed to exercise the option prior to its expiration on September 1, 2000.

     On August 17, 2000, the Company received notice that Straits had filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce relating to the Company's Las Cruces Project. For a further description, see Note 7.

     Of the $42,000 purchase price, $36,729 represents the purchase of the subordinated debt of Las Cruces from Rio Tinto. At the acquisition date, Las Cruces had a stockholder's deficit of $6,064. The excess purchase price of approximately $11,335 was allocated to mining properties. As part of the acquisition the Company has recorded a deferred tax liability of approximately $3,967, which was also allocated to mining properties. The operating results of Las Cruces are included in the Company's results of operations from the date of acquisition, September 1, 1999.

     From the date of acquisition to September 30, 2000, all development costs, including costs for the bankable feasibility study, were capitalized. The following table provides certain consolidated pro forma results of continuing operations assuming the acquisition of Las Cruces had occurred at the beginning of each period presented.


                                                    Three Months Ended               Nine Months Ended
                                                    September 30, 1999              September 30, 1999
                                               ---------------------------      --------------------------
        Pro forma unaudited results
          Revenue                                          $7,555                         $14,421
          Loss before income taxes                           (824)                         (3,437)
          Net loss                                           (824)                         (3,437)
        Basic and diluted loss per share                     (.04)                           (.18)

     There are no material pro forma adjustments. No mining rights were amortized because production at the Las Cruces Project has not begun.

6.   Related Party Transactions

     For the three and nine month periods ended September 30, 2000, approximately $508 and $1,415, respectively, in interest and commitment fees were paid to Leucadia under the Credit Facility compared to $151 and $188, respectively, for the three and nine month periods ended September 30, 1999. For the three and nine month periods ended September 30, 2000, approximately $486 and $1,393, respectively, in interest relating to the Las Cruces Project were capitalized compared to $138 for the three and nine month periods ended September 30, 1999.

7.   Legal Contingencies

     The Company is a plaintiff in an action styled MK Gold Company v. Morrison
                                                    ---------------------------
     Knudsen Corporation, No. 2:96CV00935, instituted October 8, 1996 and
     -------------------
     pending in the United States District Court for the District of

     Utah. In that case, MK Gold has sued Morrison Knudsen Corporation ("MK") for breach of a noncompete agreement. The case has been set for a three week trial to begin on April 2, 2001.

     On October 2, 2000, the court denied MK's motion to dismiss the Company's damages claims. The court ruled that MK Gold was entitled to present its damages claims at trial to a jury, including but not limited to its claims for loss of goodwill and disgorgement of MK's profits resulting from MK's actions.

     The Company is a defendant in an action styled Morrison Knudsen Corporation
                                                    ----------------------------
     v. MK Gold Company, No. CV 99-0064-SBLW, instituted February 11, 1999 and
     ------------------
     pending in the United States District Court for the District of Idaho. In that case, MK alleged that MK Gold violated federal and state trademark statutes and breached a trademark license agreement by using the "MK" mark in connection with nonprecious metals projects. On September 20, 2000, the court dismissed all of MK's claims, including damages claims, except the license agreement claim. The court also allowed MK Gold to assert a counterclaim against MK based upon MK's allegedly false registration of its "MK" mark with the U.S. Patent & Trademark Office.

     On August 17, 2000, the Company received notice that Straits Resources Ltd., Sydney, Australia ("Straits"), had filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce relating to the Company's Las Cruces Project. The Company had previously granted Straits a one-year option to purchase 35% of Las Cruces at the Company's cost, plus interest. Straits failed to exercise the option prior to its expiration on September 1, 2000.

     In its request for arbitration, Straits alleged various claims, including breach of contract. Straits has sought damages in an unspecified amount or, in the alternative, has requested a ruling that the option has not expired. The Company had filed an answer in the arbitration proceeding denying any liability and seeking a ruling that the option has, in fact, expired. No date has been set for a hearing on the matter.

8.   Accounting Standards

     In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company will adopt the new statement beginning on January 1, 2001. The Company does not believe that SFAS No. 133 will have a significant effect on the earnings or financial position of the Company.

     In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 establishes accounting and reporting standards for the recognition of revenue. It states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. SAB No. 101 is effective for the Company's financial statements for the year ending December 31, 2000. The Company does not believe that SAB No. 101 will have a significant effect on the earnings or financial position of the Company.

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

The Las Cruces Project has a reserve estimated at 15.9 million metric tons estimated to contain 5.9% copper. The reserve calculation was based upon the analysis of 279 drill holes totaling over 272,000 feet. Based on these estimates, approximately 860,000 metric tons of copper could be extracted from the deposit. A small zone of gold bearing gossan, which has not been evaluated, and 150 meters of unconsolidated overburden overlie the deposit.

Based on current estimates, the Las Cruces Project could produce an estimated 65,000 metric tons per year of refined copper for the European market, which currently imports nearly one million metric tons of copper per year. With the advanced process of metallurgical treatment proposed to be employed by Las Cruces, the copper would be produced completely onsite in a fully integrated operation. This process would minimize the environmental impact outside the project areas as it would not be necessary to send the concentrates to copper smelters.

The Las Cruces Project is proceeding in several phases. The current phase includes the preparation of a feasibility study and an environmental impact study. A preliminary feasibility study, prepared by Rio Tinto in 1998, estimated the capital cost would be approximately $300 million to bring the mine into production. The current feasibility study is expected to be completed by the first quarter of 2001 and will better define the future capital and operating costs of the Las Cruces Project. Permit applications are being prepared and are expected to be submitted during the first quarter of 2001.

Mining at the Las Cruces Project will be subject to permitting, significant financing, engineering and construction. Although the Company believes necessary permits for the Las Cruces Project will be obtained, the Company cannot guarantee that such will be the case. Further, there may be other political and economic circumstances that could prevent the Las Cruces Project from being developed.

The aggregate purchase price for the acquisition of Las Cruces was $42 million in cash. In addition, Rio Tinto will be entitled to receive a 1.5% royalty on any copper sales from the Las Cruces Project at a price exceeding $0.80 per pound. The Company obtained funding for the acquisition of Las Cruces through
(i) borrowings of $20 million pursuant to its existing credit agreement with Leucadia National Corporation ("Leucadia"), (ii) the sale of 18,058,635 shares of its authorized but unissued shares of common stock to Leucadia for $15.8 million and (iii) $6.2 million from the Company's working capital. Pending regulatory approval of the acquisition of the Company's common stock by Leucadia, Leucadia loaned to the Company $15.8 million pursuant to a promissory note. This promissory note was repaid on October 8, 1999, at the time regulatory approval was given and the sale of MK Gold shares to Leucadia was completed. In connection with the acquisition of Las Cruces, the Company granted Straits Resources Ltd., Sydney, Australia ("Straits"), a one-year option to purchase 35% of Las Cruces at the Company's cost, plus interest. Straits failed to exercise the option prior to its expiration on September 1, 2000. On August 17, 2000, the Company received notice that Straits had filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce relating to the Company's Las Cruces Project. For a further description, see Item 1, "Legal Proceedings," contained in Part II of this report.

                             Results of Operations

Gold Production. The Company's attributable share of gold production for the three and nine month periods ended September 30, 2000 was 8,371 ounces and 22,654 ounces, respectively, compared to 5,304 ounces and 15,728 ounces for the three and nine month periods ended September 30, 1999. This represents an increase in production of 58% for the three month period and 44% for the nine month period, compared to the same periods in 1999. The increase in production is attributable to higher ore grades experienced in the Ore Belle Hart Tunnel and Jumbo pits at the Castle Mountain Venture ("CMV").

Product sales revenue for the three and nine month periods ended September 30, 2000 was $2.9 million and $8.9 million, respectively, compared to $4.8 million and $6.0 million for the same periods in 1999. During the three and nine month periods ended September 30, 2000, 7,900 and 24,800 ounces of gold, respectively, were sold under forward sales contracts, and no gold was sold on the spot market. During the three and nine month periods ended September 30, 1999, no gold was sold under forward sales contracts, and 16,000 and 18,000 ounces of gold, respectively, were sold on the spot market. Product sales revenue for the three months ended September 30, 2000 was lower than the corresponding period in 1999. Due to weak market conditions during the first six months of 1999, the Company had sold only 2,000 ounces of gold. During the three months ended September 30, 1999 the Company took advantage of an increase in gold prices and sold all of its available gold inventory. The increase in product sales revenue for the nine months ended September 30, 2000 over the corresponding period in 1999 is due to an increase in gold sales resulting from higher gold production and an increase in price realized due to the Company's hedging program. Product sales revenue for the three and nine month periods ended September 30, 2000, and for the three and nine month periods ended September 30, 1999, includes the recognition of $.3 million and $.9 million, respectively, of deferred revenue.

Revenue from mining services for the three and nine month periods ended September 30, 2000 decreased $1.5 million and $3.6 million, respectively, compared to the corresponding periods in 1999. This represents a decrease in revenue of 55% and 43% for the three and nine month periods, respectively, compared to the same periods in 1999. Revenues decreased due to fewer tons mined compared to the corresponding periods in 1999. The reduction in tons mined is due to reduced stripping ratios of 1.17 for the nine months ended September 30, 2000 compared to 2.89 for the corresponding period in 1999. The CMV has reduced the mining rates for the remainder of 2000.

Hedging Activity. For the nine month period ended September 30, 2000, the average price realized per ounce of gold was $321, compared to $280 per ounce for the nine months ended September 30, 1999. The average spot price for the nine month period ended September 30, 2000 was $282 per ounce. The Company has the ability to extend forward positions into the future. The Company had 2,200 ounces of gold sold under forward sales contracts as of September 30, 2000.

Gross Profit. Gross profit from product sales for the three and nine month periods ended September 30, 2000 was $1.4 million and $2.9 million, respectively, compared to gross profit from product sales of $.02 million and a loss from product sales of $1.0 million, respectively, for the same periods in 1999. The improvement is due to greater ounces sold and higher realized gold prices as a result of the Company's hedging activity and lower operating costs at the CMV.

Gross profit from mining services, which represents contract mining operations, for the three and nine month periods ended September 30, 2000 decreased $.7 million and $1.3 million, respectively, compared to the same periods in 1999, as a result of the reduction in tons mined.

Exploration Costs. Exploration costs were $.3 million and $.8 million for the three and nine month periods ended September 30, 2000, respectively, compared to $.7 million and $1.7 million for the three and nine month periods ended September 30, 1999. The decrease in expenditures is due to a reduction in the amount of drilling and testing being done. During the three months ended September 30, 2000, over fifty properties were examined. No new properties were acquired.

Unconsolidated Affiliate. In July 2000, the Company became a limited partner in Peru Exploration Venture LLLP. The general partner is Bear Creek Mining Company. The Company's commitment to the partnership is $1.0 million, $.25 million of which has been funded as of September 30, 2000. The principal objective of the partnership is to acquire gold and other mineral properties in Peru. The Company's share of loss from its equity interest in the partnership was $.14 million for the three month period ended September 30, 2000.

General and Administrative Expenses. General and administrative expenses were $.5 million and $1.3 million for the three and nine month periods ended September 30, 2000, respectively. This represents an increase of 1% and 2% for the three and nine month periods ended September 30, 2000, compared to the same periods in 1999.

                        Liquidity and Capital Resources

The Company's principal sources of funds are its available resources of cash and cash equivalents, cash generated from mining operations and contract mining services, and its credit facility. At September 30, 2000, the Company had cash and cash equivalents of $2.5 million and gold bullion of $.8 million, representing a decrease in cash and cash equivalents and gold bullion of $5.2 million from December 31, 1999.

In March 1998, the Company entered into a $20 million credit agreement (the "Credit Facility") with Leucadia. The Credit Facility may be terminated on December 15 of any year, provided Leucadia notifies the Company of such termination prior to September 15 of such year. The original expiration of the Credit Facility was December 15, 2000. The Credit Facility was amended, effective March 1, 2000, to increase the credit limit to $30 million and extend the expiration to December 15, 2001. At September 30, 2000, the Company had outstanding borrowings under the Credit Facility of $20 million. Loans outstanding under the Credit Facility bear interest equal to the prime rate, and interest is payable quarterly.

Net cash provided by operating activities was $2.4 million for the nine months ended September 30, 2000 compared to net cash used of $.4 million for the same period in 1999. The Company's cash operating cost per ounce of gold produced exceeded the average gold price during 1999, whereas gold prices exceeded the Company's cash operating cost per ounce of gold during the first nine months of 2000. The Company expects this trend to continue for the remaining mine life at the CMV. The Company expects that its cash and cash equivalents and operating cash flows will be sufficient to cover operating expenses for the near term. However, the Company's cash resources will not be sufficient to cover all projected expenses necessary to commence mining at the Las Cruces Project. A preliminary feasibility study, prepared by Rio Tinto in 1998, estimated the capital cost would be approximately $300 million to bring the mine into production. The completion of a bankable feasibility study will better define the future capital and operating costs of the Las Cruces Project. The Company will require additional financing in order to complete construction and pay other projected expenses at the Las Cruces Project. While the Company believes that it will be able to obtain financing for the Las Cruces Project, no assurance can be given that such financing will be available or that the Company will be able to obtain such financing on favorable terms.

The Company's current sources of funds available to fund new mining projects are limited. The Company utilized a significant portion of its existing sources of funds to acquire the Las Cruces Project in September 1999. Accordingly, the ability of the Company to commence new mining projects will be dependent upon the Company's ability to obtain additional sources of funds to finance any such mining projects. While the Company believes that it will be able to obtain financing for new mining projects through project financing or otherwise, no assurance can be given that such financing will be available or that the Company will be able to obtain such financing on favorable terms.

Additions to mining properties, plant and mine development totaled $7.3 million for the nine months ended September 30, 2000, compared to $.8 million for the same period in 1999. For all periods presented, additions to mining properties, plant and mine development consisted of (i) mine development expenditures, including costs associated with the Las Cruces feasibility study; (ii) construction expenditures for buildings, machinery, plant and equipment; and
(iii) expenditures for mobile mining service equipment. The increase for the nine months ended

September 30, 2000 is due to the capitalization of mine development costs associated with the feasibility study at the Las Cruces Project and the capitalization of interest relating to the $20 million borrowed under the Credit Facility.

During February 2000, the Company entered into a farm-in agreement with Rio Tinto to explore ten properties in the Pyrite Belt of southwestern Spain. As part of its obligations under the farm-in agreement, the Company plans to spend $.5 million over the next 12 months to evaluate these properties.

Upon completion of production at a mine, the Company must make expenditures for reclamation and closure of the mine. The Company provides for future reclamation and mine closure liabilities on a units-of-production basis. At September 30, 2000, $1.2 million was accrued for such costs. In addition to the accruals, the Company and its joint venture partner are depositing cash in a separate fund to cover future reclamation costs at the CMV properties. The Company reviews the adequacy of its reclamation and mine closure liabilities in light of current laws and regulations and adjusts its liabilities as necessary.

In October 1998, the Company announced a share repurchase program. The Board of Directors of the Company has authorized the repurchase of up to 2 million shares. No shares were purchased by the Company during the nine months ended September 30, 2000.

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

At September 30, 2000, the Company had forward sales contracts outstanding for approximately 2,200 ounces of gold for delivery during 2000 at an average price of $322 per ounce. This represents 24% of the Company's anticipated gold production for the remainder of 2000. The fair value of these contracts at September 30, 2000, based on market quotations for similar financial instruments, was $.09 million.

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

On October 2, 2000, the court denied MK's motion to dismiss the Company's damages claims. The court ruled that MK Gold was entitled to present its damages claims at trial to a jury, including but not limited to its claims for loss of goodwill and disgorgement of MK's profits resulting from MK's actions.

As also previously reported by the Company, the Company is a defendant in an action styled Morrison Knudsen Corporation v. MK Gold Company, No. CV 99-0064-
              -----------------------------------------------
SBLW, instituted February 11, 1999 and pending in the United States District Court for the District of Idaho. In that case, MK alleged that MK Gold violated federal and state trademark statutes and breached a trademark license agreement by using the "MK" mark in connection with nonprecious metals projects. On September 20, 2000, the court dismissed all of MK's claims, including damages claims, except the license agreement claim. The court also allowed MK Gold to assert a counterclaim against MK based upon MK's allegedly false registration of its "MK" mark with the U.S. Patent & Trademark Office.

On August 17, 2000, the Company received notice that Straits Resources Ltd., Sydney, Australia ("Straits"), had filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce relating to the Company's Las Cruces Project. The Company had previously granted Straits a one-year option to purchase 35% of Las Cruces at the Company's cost, plus interest. Straits failed to exercise the option prior to its expiration on September 1, 2000.

In its request for arbitration, Straits alleged various claims, including breach of contract. Straits has sought damages in an unspecified amount or, in the alternative, has requested a ruling that the option has not expired. The Company had filed an answer in the arbitration proceeding denying any liability and seeking a ruling that the option has, in fact, expired. No date has been set for a hearing on the matter.

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



Date:  November 13, 2000

                                 INDEX TO EXHIBITS


Exhibits

27              Financial Data Schedule.