Form 10-K
period 2000-12-31
MK GOLD CO
filed 2001-03-30
CIK 913586

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   _________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____ to ____

                           Commission File No. 0-23042

                                 MK GOLD COMPANY
               (Exact name of registrant as specified in charter)

          Delaware                                               82-0487047
-------------------------------                           ----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 23, 2001, the aggregate market value of the Registrant's voting and non-voting common stock held by non-affiliates of the Registrant based upon the average bid and asked prices reported for such date on the OTC Bulletin Board was approximately $10,277,378.

The number of shares of the Registrant's common stock outstanding as of March 23, 2001 was 37,320,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2001 Annual Meeting of Stockholders of the Registrant are incorporated by reference into Part III of this Form 10-K.

================================================================================
                                 MK GOLD COMPANY
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                       PART I
                                                                                                               PAGE
Items 1. and 2.  Business and Properties                                                                       I-1

Item  3.         Legal Proceedings                                                                             I-7

Item  4.         Submission of Matters to a Vote of Security Holders                                           I-8

Item 10.         Executive Officers of the Registrant                                                          I-8

                                                       PART II

Item  5.         Market for the Registrant's Common Stock and Related
                 Stockholder Matters                                                                          II-1

Item  6.         Selected Financial Data                                                                      II-1

Item  7.         Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                    II-3

Item  7A.        Quantitative and Qualitative Disclosures About Market Risk                                  II-10

Item  8.         Financial Statements and Supplementary Data                                                 II-11

Item  9.         Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure                                                                        II-30

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management                              III-1

Item 13.         Certain Relationships and Related Transactions                                              III-1

                                                       PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K                              IV-1

                 Signatures                                                                                   IV-2

     This report contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's plans, objectives, goals, strategies and financial performance. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement for Forward-Looking Information" and elsewhere in this report.

                                    PART I

ITEMS 1. AND 2.   BUSINESS AND PROPERTIES

                                 Introduction

     MK Gold Company ("MK Gold" or the "Company") was originally incorporated in Delaware in 1990. The Company's principal executive offices are located at Eagle Gate Tower, 60 East South Temple, Suite 2100, Salt Lake City, Utah 84111. The Company was a wholly owned subsidiary of Morrison Knudsen Corporation ("MK") until December 14, 1993, when 9 million shares of the Company's common stock were sold in a public offering and 9 million shares were retained by MK. During January 1994, an underwriters' option was exercised and an additional 1,350,000 shares of common stock were sold to the public. On June 6, 1995, MK sold its 9 million shares of the Company's common stock to Leucadia National Corporation, a New York corporation ("Leucadia"). The Company sold an additional 18,058,635 shares of common stock to Leucadia in September 1999 in connection with the Company's acquisition of Riomin Exploraciones S.A., as described below. Approximately 72.9% of the Company's outstanding common stock is currently owned by Leucadia.

     The Company is engaged in the business of mining gold and exploring for, acquiring and developing metal properties. Historically, the Company's mining operations consisted of interests in two producing gold mining projects: the Castle Mountain Venture (the "CMV") and the American Girl Mining Joint Venture (the "AGMJV"). The AGMJV ceased operations in 1996 and reclamation was completed in February 2000. Mining operations at the CMV are expected to cease in mid 2001, with limited gold production continuing into 2002 as a result of continued leaching. The Company's contract mining operations, which consist of mining services for the CMV, will also terminate during 2001.

     As the CMV mining operations wind down, the Company intends to focus primarily on the development of its Las Cruces copper project and continued exploration. The permitting process and development of the Las Cruces project must be completed before production of refined copper can begin, and the timing of the receipt of the necessary permits is outside of the Company's control. Although the Company believes the necessary permits can be obtained for mining at the Las Cruces project, no assurance can be given as to when the permits will actually be received. As a result, upon completion of gold production at the CMV, the Company will not have revenues or gross profits from operations until production of refined copper commences at the Las Cruces project. During this period, because the Company will continue to incur general and administrative, exploration and interest costs, it will experience net losses, which could be significant. Although the timing of development at Las Cruces will be affected by many factors, some of which are outside the Company's control, the Company currently believes production of refined copper could begin as early as December 2003. See Items 1 and 2, "Business and Properties--Properties and Operations."

                            Properties and Operations

Las Cruces Project

     On September 1, 1999, the Company acquired the entire share capital and subordinated debt of Riomin Exploraciones S.A. from Rio Tinto plc ("Rio Tinto"). Subsequent to the acquisition, the name of Riomin Exploraciones, S.A. was changed to Cobre Las Cruces, S.A. ("Las Cruces"). Las Cruces holds mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain (the "Project"). The Las Cruces Project is located in southern Spain in an area having a well-developed infrastructure, which will satisfy the Project's needs for water, power and transportation.

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

     The Las Cruces orebody is hosted by a series of Paleozoic sedimentary and volcanic rocks that underlie fifteen meters of Tertiary sandstones and conglomerates. A layer of Tertiary-age calcareous clay marl, up to 150 meters in depth, overlies the sandstone and conglomerates. The Las Cruces deposit, which has no surface expression, has been delineated by 280 drill holes totaling over 82,000 meters. The orebody is 30 meters thick on average, increasing to 100 meters in some areas, and is approximately 1,000 meters wide. A gold bearing gossan exists above the copper mineralization but has not been evaluated.

     The Las Cruces ore reserve consists principally of pyrite enriched with chalocite, covellite and lesser amounts of chalcopyrite and tetrahedrite. The underlying primary mineralization is of lower grade and consists of pyrite, chalcopyrite, sphalerite, and galena.

     The tables below present the reserve data for the Las Cruces Project at February 23, 2001.

                         PROVEN AND PROBABLE RESERVES

     Total ore tonnes*...................................    15,778,000
     Waste to ore ratio*.................................        11.1:1
     Average ore grade (% copper)*.......................          5.94
     Cutoff grade (% copper)*............................          0.00

     Total contained tonnes copper.......................       937,344
     Total recoverable tonnes copper.....................       834,044

                              ___________________

*Reserves were calculated by Independent Mining Consultants, Inc. ("IMC"). Reserves represent mineable and diluted tons and do not reflect losses in the recovery process. The estimates of reserves at February 23, 2001, are based on an assumed copper price of $0.80 per pound. Reserves estimates were determined by use of mapping, drilling, metallurgical testing and other standard evaluation methods generally applied by the mining industry, including computer block modeling.

         A feasibility study (the "Feasibility Study") has been completed by Bechtel International, Inc. ("Bechtel"). The Feasibility Study incorporated the results of an environmental impact study ("EIS") completed by FRASA Ingenieros Consultores, a team of national and international experts based in Madrid.

         Environmental considerations have been given highest priority in project design and development. Waste dumps will be continually contoured to enhance the appearance of the Project. Protection of the water resources of the area affected by the mine has been carefully studied and planned. Water Management Consultants developed the water management plan, including the extraction system for dewatering the overlying sand aquifer and re-injection into the aquifer. Water needed to process the ore will be pumped 15 kilometers from a sewage processing plant and treated before use.

         The Project will be an open pit mine with onsite processing of ore. The high copper grade in the chalcocite mineralization allows the use of an environmentally friendly hydrometallurgical processing method. The ore will be crushed and ground using conventional technology. The hydrometallurgical process consists of atmospheric leaching followed by low pressure and low temperature autoclave processing. The dissolved copper is recovered by solvent extraction and electrowinning to produce cathode copper of LME Grade A quality. Bechtel provided the process engineering design, incorporating the work done by other contractors.

         Dynatec Corporation conducted the process test work, including several pilot plant runs, and designed the leaching and neutralization circuits. Plant design will allow the production of up to 72,000 tonnes per year of cathode copper. Ore throughput will be 3,500 tonnes per day at an average copper recovery of 89%. Tailings from the process will be filtered, producing a nearly dry material that will be progressively encapsulated in the nearly impervious marl. Dry tailings encapsulation eliminates the need for "conventional" tailings dams with their associated risk of failure. AGRA Earth & Environmental Limited performed the tailings studies and engineering.

         The capital estimate for the Project is $288.9 million including working capital, land purchases, and contingencies, but excluding interest and other financing costs. The cash operating cost per pound of copper produced is expected to average less than $0.33. Bechtel established an engineering and construction schedule, which will require approximately 23 months following receipt of the mining concession.

         The Company has submitted a mining concession application accompanied by the EIS. Mining at the Project will be subject to permitting, obtaining financing, engineering and construction. Although the Company believes necessary permitting for the Project will be obtained, the Company cannot guarantee that such will be the case, and no assurance can be given that the Company will obtain financing for the Project. Further, there may be other political and economic circumstances that could prevent the Project from being developed.

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

         The gold reserves at the Castle Mountain Mine are expected to be exhausted by mid 2001. At that time, mining operations will cease and closure and reclamation will begin. Gold production will continue into 2002 as a result of continued leaching.

         The CMV has reserved $4.3 million for closure and reclamation costs and set aside a cash reserve to fund the projected closure and reclamation costs. The Company believes that the cash reserve plus proceeds from the sale of CMV equipment and residual gold production will be sufficient to offset the estimated cost of closure and reclamation.

         Contract Mining. Pursuant to a Contract Mining Agreement with the CMV, the Company performs mining services at the Castle Mountain Mine (i.e., all work necessary to bring the ore to the crusher, including removal of overburden and waste materials, drilling and blasting, and hauling). The Contract Mining Agreement is subject to periodic price adjustments. With the cessation of mining operations at the CMV, the contract agreement will be terminated.

         As expected, total tons mined at the CMV during 2000 decreased to 9.5 million tons from 18.4 million tons in 1999. The price received by the Company for contract mining services performed during 2000 was $0.786 per ton while costs amounted to $0.758 per ton. Additionally, the Company recorded $.2 million of net income from non-mining earth work at the CMV during 2000.

         CMV Operations. In 2000, MK Gold's 25% share of cash flow from CMV operations, after capital expenditures, was $2.6 million. CMV gold production was 118,731 ounces with cash costs at $218 per ounce. The Company's 25% share of production in 2000 was 29,419 ounces as compared to 23,315 ounces for the year ended December 31, 1999.

         Several mining claims controlled by the CMV are subject to production-based net smelter return royalty payments and other royalty payments. Under the terms of the royalty agreements, the CMV is required to make annual rental or advance royalty payments. Royalty payments made by the CMV for 2000 totaled $.3 million, including the Company's attributable share of $.07 million.

         Based upon a $265 per ounce gold price, the estimated reserves and stockpiles as of December 31, 2000 at the Castle Mountain Mine contain 46,171 ounces. The Company's attributable share is 11,543 ounces. After recovery losses, the Company's share is expected to be 8,733 ounces (which does not include the Company's share of 13,750 ounces of residual heap leach recovery that have been considered in computation of the reclamation liability). Cash operating costs are expected to be $219 per ounce in 2001, a 13% decrease from 2000. Ore grade mined is expected to increase from 0.040 ounces per ton in 2000 to 0.0438 ounces per ton in 2001, an increase of 10%. The Company anticipates that operating costs will continue to decrease and ore grades will continue to increase until ore reserves are exhausted. Closure and reclamation is expected to begin in 2001 and will take approximately four years to complete.

         The tables below present the reserve and operating data for the CMV at December 31, 2000.

                         PROVEN AND PROBABLE RESERVES

         Total ore tons*.........................................   1,053,589
         Waste to ore ratio*.....................................      1.08:1
         Average ore grade (oz./ton)*............................      0.0438
         Cutoff grade (oz./ton)*.................................       0.013

         Total contained ounces including stockpiles.............      46,171
         MK Gold share (25%) contained...........................      11,543
         MK Gold share (25%) recoverable.........................       8,733

                              ___________________

*Reserves were calculated by Viceroy. Reserves represent mineable and diluted tons and do not reflect losses in the recovery process. The estimates of reserves at December 31, 2000 are based on an assumed gold price of $265 per ounce and include previously mined ore in stockpiles near the primary crusher. The reserves were calculated with cut high grade assay values. Reserve estimates were determined by use of mapping, drilling, metallurgical testing and other standard evaluation methods generally applied by the mining industry, including computer block modeling.


                                                   OPERATING DATA
                                          (000's except grade and ounces)
                                                    (100% Basis)

                                     Year Ended      Year Ended      Year Ended
                                    December 31,    December 31,    December 31,
                                        2000            1999           1998

Tons mined                              9,440          18,402         17,032
Tons ore mined                          4,262           5,058          3,843
Ore tons to pad*                        4,120           4,123          3,891
Tons to mill                              328              90             58
Avg. grade crushed (opt)                0.040           0.034          0.027
Overall gold recovery                    71.7            70.0           84.8
Avg. mill head grade (opt)               .108            .138           .108
Mill recovery**                         48.7%           50.5%          45.0%

Ounces of gold produced
Mill**                                 17,200           6,266          2,817
Leach                                 101,531          88,704         86,319
Total gold production                 118,731          94,970         89,136
Ounces of silver produced              31,770          26,579         32,731

Cost per ounce
Cash cost per ounce                 $     193       $     303      $     323
Non-cash cost per ounce                    25              43             45
Total cost per ounce                $     218       $     346      $     368

______________________
*   Includes previously mined ore from stockpiles.
** Based on gold extracted during milling. Does not reflect gold leached from milled material after stacked on pad.

American Girl - Oro Cruz

         The Company holds a 53% interest in the American Girl Mining Joint Venture, a California general partnership (the "AGMJV"). Hecla Mining Company ("Hecla") owns the remaining 47% interest. Prior to September 1996, the AGMJV operated the American Girl Mine and the Oro Cruz Mine in Imperial County, California. Full scale open pit and underground mining operations at the AGMJV were suspended in September 1996, crushing and milling operations ceased in October 1996 and reclamation activities of the surface and underground operations were initiated. Full mine reclamation was completed in February 2000.

         The Company served as the manager of the AGMJV. The Company continued to receive a small amount of management fees during reclamation of the mine. Management fees paid to the Company were less than $.04 million for 2000. The Company will continue to monitor the mine site in order to ensure that no further reclamation activities are necessary.

                                  Exploration

         The Company is continuing to search for profitable investment opportunities. The Company has grassroots exploration programs in Nevada, Mexico, Brazil and Spain. During 2000, field examinations were conducted on 40 properties. Drilling programs were conducted on three properties, two in Mexico and one in Brazil, with negative results. The Company's Diamond Valley (Nevada), El Habal (Mexico) and Principe (Brazil) projects were abandoned in 2000.

Spain

         The Company's purchase of the Las Cruces Project included a package of exploration permits west of the Project. The package of permits is subject to a joint venture agreement with the package holder, Riomin Iberica S.A., which is a member of the Rio Tinto Group. Under the terms of the agreement, the Company must incur $.5 million in exploration related expenses by February 24, 2002. The Company may spend an additional $1.0 million by February 24, 2004 to earn a 51% interest. The land package, including permits granted and under application, totaled 1,311 square kilometers as of February 2001.

         Field work in 2000 included mapping, soil geochemistry and gravity surveys. Several anomalies have been identified and will be tested by further surveys and by drilling.

Peru

         During 2000, the Company acquired 20 of 39 limited partnership units of Peru Exploration Venture LLLP. The Partnership was formed on June 2000 with Bear Creek Mining Company, an Arizona corporation, as the general partner. The purpose of the partnership is to identify and acquire early-stage copper and gold exploration projects, principally in Peru. The Company holds a preemptive right to acquire all the assets of the partnership based on a fair market appraisal. Field-testing is underway on several properties acquired by the partnership.

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

                                   Employees

     At December 31, 2000 the Company employed 76 people, including 0 in the gold mining segment, 39 in mining services, 25 at Las Cruces and 12 at the home office. In addition to its geology staff, the Company uses contract professionals to conduct exploration throughout the world.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a plaintiff in an action styled MK Gold Company v. Morrison
                                                    ---------------------------
Knudsen Corporation, No. 2:96CV00935, instituted October 8, 1996 and pending in
-------------------
the United States District Court for the District of Utah. In this case, MK Gold has sued Morrison Knudsen Corporation ("MK") for breach of a noncompete agreement. The case has been set for a three week trial to begin on April 2, 2001.

     On October 2, 2000, the court denied MK's motion to dismiss the Company's damages claims. The court ruled that MK Gold was entitled to present its damages claims at trial to a jury, including but not limited to its claims for loss of goodwill and disgorgement of MK's profits resulting from MK's actions.

     The Company was a defendant in an action styled Morrison Knudsen
                                                     ----------------
Corporation v. MK Gold Company, No. CV 99-0064-SBLW, instituted February 11,
------------------------------
1999 in the United States District Court for the District of Idaho. In this case, MK alleged that MK Gold violated federal and state trademark statutes and breached a trademark license agreement by using the "MK" mark in connection with nonprecious metals projects. On September 20, 2000, the court dismissed all of MK's claims, including damages claims, except the license agreement claim. In November of 2000, the parties reached an agreement regarding the remaining claim. On December 20, 2000, the court issued an order dismissing the case with prejudice.

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

     In its request for arbitration, Straits alleged various claims, including breach of contract. Straits sought damages in an unspecified amount or, in the alternative, requested a ruling that the option had not expired. The Company filed an answer in the arbitration proceeding denying any liability and seeking a ruling that the option had, in fact, expired.

     Effective December 12, 2000, the Company and Straits entered into a settlement agreement and mutual release. Pursuant to this agreement, the Company paid Straits a finder's fee of $1.75 million, and Straits relinquished all of its rights under the option. The finder's fee represents a payment to Straits for its effort in identifying the Las Cruces project. The finder's fee was capitalized as a component of mine development costs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

     Following is a schedule of names and certain information regarding all of the executive officers of the Company, as of March 23, 2001:

Name                     Age   Position
----                     ---   --------

G. Frank Joklik          72    Chairman of the Board and Chief Executive Officer

Donald L. Babinchak      65    President

James G. Baughman        44    Exploration Manager

John C. Farmer           51    Chief Financial Officer, Secretary and Treasurer

Larry L. Lackey          65    Director Exploration

Thomas G. White          57    Manager of Operations

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

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

                              Market Information

     Until January 6, 1999, the Company's common stock was traded on the NASDAQ National Market System under the symbol "MKAU." On January 6, 1999, the Company's common stock was delisted from trading on the Nasdaq National Market System for failure to meet the minimum bid price requirement and the minimum market value of public float requirement of the Nasdaq Stock Market. The Company's common stock is currently traded on the NASD OTC Bulletin Board under the symbol "MKAU."

     The following table sets forth, for the Company's common stock, by quarter, the high and low bid quotations as reported by the OTC Bulletin Board for the years ended December 31, 2000 and 1999. The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                         Year Ended
          Quarter         ---------------------------------------------
           Ended          December 31, 2000           December 31, 1999
           -----          -----------------           -----------------
                           High        Low             High         Low
                           ----        ---             ----         ---
             3/31         $1.05      $ .75          $  .625       $ .36
             6/30             1      .8125              .46       .4375
             9/30           1.1        .92             1.25         .45
            12/31       1.05625      .9375           1.1875       .6563

     The high and low bid quotations for the first quarter 2001, as of March 23, 2001, were $1,08 and $.9375, respectively.

                                    Holders

     As of March 23, 2001, the number of registered holders of the Company's common stock was approximately 156 (not including beneficial owners of the Company's common stock held in the name of a broker, dealer, bank, voting trustee or other nominee).

                                   Dividends

     The Company does not intend to pay any cash dividends with respect to its common stock in the foreseeable future. The Company did not pay any dividends during the years ended December 31, 2000 or 1999.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

                                MK GOLD COMPANY

                       SELECTED FIVE-YEAR FINANCIAL DATA
 (in thousands, except share and ounce amounts, per share and per ounce data)

                                                                       Year Ended December 31
                                                     ----------------------------------------------------------
                                                       2000         1999         1998        1997          1996
                                                       ----         ----         ----        ----          ----
OPERATING DATA
Revenue:
     Product sales                                   $11,314     $ 8,456      $ 9,017     $16,656       $20,929
     Mining services                                   6,088      11,023       11,065      11,233         8,927
                                                     -------     -------      -------     -------      --------

Total revenue                                         17,402      19,479       20,082      27,889        29,856
Gross profit (loss):
     Product sales                                     3,642        (351)         400         127        (2,033)
     Mining services                                     434       2,430        1,730       1,307         1,095
                                                     -------     -------      -------     -------      --------

Total gross profit (loss)                              4,076       2,079        2,130       1,434          (938)
Exploration costs                                     (1,018)     (2,223)      (3,068)     (2,306)       (2,161)
General and administrative expenses                   (1,975)     (1,766)      (1,661)     (1,650)       (2,829)
Provision for mine closure and reclamation                 -           -            -       2,330        (2,100)
Provision for impairment of long-lived assets              -           -            -      (1,800)      (27,935)
                                                     -------     -------      -------     -------      --------

INCOME (LOSS) FROM OPERATIONS                        $ 1,083     $(1,910)     $(2,599)    $(1,992)     $(35,963)
                                                     =======     =======      =======     =======      ========

NET INCOME (LOSS) PER COMMON SHARE                   $  0.03     $ (0.06)     $ (0.07)    $ (0.05)     $  (2.06)

BALANCE SHEET DATA (At end of period)
Total assets                                         $60,323     $59,941      $24,848     $28,617       $32,978
Line of credit                                        23,300      20,000         None        None          None
Stockholders' equity                                  29,668      31,043       18,171      19,552        20,444
OTHER FINANCIAL DATA:
Depreciation, depletion, and amortization:
     Product Sales                                       485         710          947       2,403         4,686
     Mining services                                      28         102           86          66           165
Capital expenditures                                  10,632      43,807          233       1,230         2,147
OTHER DATA
Gold ounces sold                                      32,100      25,000       25,091      42,600        43,800
Gold ounces produced                                  29,419      23,315       25,292      34,426        54,294
Gold ounces in inventory, at end of year               2,907       5,588        7,273       7,072        16,282
Average gold price realized (per ounce)              $   314     $   289      $   311     $   351      $    406
Average spot gold price (per ounce)                      279         279          295         333           386
Average costs per ounce (a)(b):
     Mine production costs                               191         298          320         270           312
     Royalties                                             2           5            3           8            12
                                                     -------     -------      -------     -------      --------
     Production costs                                    193         303          323         278           324
     Depreciation, depletion and amortization             14          39           41         101            86
     Reclamation                                          11           4            4           3             3
                                                     -------     -------      -------     -------      --------

     Total cost per ounce                            $   218     $   346      $   368     $   382      $    413

     (a) Production costs include costs and operating expenses for mining, milling, processing, project-site administration and royalties, but exclude exploration costs and interest expense. Total cost per ounce includes all production costs, plus depreciation, depletion, amortization and reclamation relating to each operating mine, divided by total ounces of gold produced. Per ounce costs are normalized for fluctuations in waste stripping costs between the actual waste to ore ratio and the mine life average waste to ore ratio. Data on average costs per ounce may not correspond to expense reported in the financial statements in any given year because of the timing and methods of recognizing costs of production. Production costs represent costs incurred in the year in which gold ounces are produced. In contrast, costs of sales are recognized when title passes to the customer. Gold ounces delivered in one year may have been produced in that year or may have been drawn from inventory at the beginning of the year. Hence, costs associated with gold ounces sold in one year may be reflective of average production costs in a previous year.

     (b)  Average cost per ounce includes only the cost for the CMV.

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

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1999

                                Gold Production

     The Company's attributable share of gold production at the Castle Mountain Venture increased 26% to 29,419 ounces in 2000 from 23,315 ounces in 1999 due to higher grade ore being mined.

                                    Revenue

     Product sales revenue increased $2.9 million or 34% to $11.3 million for 2000 compared to $8.5 million for 1999 as a result of an increased number of ounces sold and higher gold price realized. The average price realized per ounce of gold increased to $314 during 2000 compared to $289 in 1999.

     Revenue derived from mining services is primarily dependent upon the quantities of materials mined during the period. Revenue from mining services decreased 45% to $6.1 million in 2000 from $11.0 million in 1999. The volume of ore mined at the CMV was significantly reduced during 2000.

                                    Outlook

     During 2000 and 1999, the Company's revenues came from two sources, contract mining and the sale of gold and silver from the Castle Mountain Mine. The cessation of mining activities by mid 2001 due to the exhaustion of ore reserves will significantly impact these sources of revenue.

     Product sales revenue represented 65% and 43% of total Company revenue for 2000 and 1999, respectively. This revenue source will decline after the cessation of mining at the Castle Mountain Mine until residual gold production ceases, which is expected to be by mid 2002.

     Mining service revenues represented 35% and 57% of total Company revenue for 2000 and 1999, respectively. Revenue from contract mining will terminate in 2001 with the cessation of mining at the Castle Mountain Mine.

                               Hedging Activity

     For 2000, the average gold price realized per ounce for the 32,100 ounces sold was $314 per ounce compared to an average spot price of $279 per ounce. During 2000, 29,000 ounces of the total gold sold were delivered under the Company's hedging program at an average price of $318 per ounce. For 1999, the average price realized for the 25,000 ounces sold was $289 per ounce compared with the average spot price of $279 per ounce. During 2000, the Company sold forward 2,564 ounces. At December 31, 2000, the Company had forward sales contracts totaling 900 ounces for delivery in 2001 at an average price of $275 per ounce. During 1999, the Company delivered 4,336 ounces of gold under its hedging program.

                                 Gross Profit

     Gross profit from product sales increased from $(.4) million in 1999 to $3.6 million in 2000. As a percentage of product sales, gross profit was 32% in 2000 compared to a loss equal to 4% of product sales in 1999. The increase in profitability for 2000 was primarily due to the Company's hedging program, which enabled the Company to sell gold at a higher average price.

     Gross profit from mining services decreased 82% to $.4 million in 2000 from $2.4 million in 1999. The decrease in gross profit from mining services is due to the reduction in the mining rate at the CMV and increased fuel prices. As a percentage of mining services revenue, gross profit was 7% in 2000 compared to 22% in 1999.

                               Exploration Costs

     Exploration costs decreased 54% to $1.0 million compared to $2.2 million in 1999. Exploration expenditures decreased in 2000 as interests in fewer properties were acquired and mapping, sampling and drilling activities were focused on fewer properties. In addition to its exploration programs in Nevada, Mexico and Brazil, the Company conducted 52 field examinations during 2000. The Company continues to seek opportunities throughout the world. See Items 1 and 2, "Business and Properties--Properties and Operations."

                      General and Administrative Expenses

     General and administrative expenses for 2000 increased $.2 million or 12% compared to 1999. The increase was primarily due to expenses relating to the Las Cruces Project.

                               Interest Expense

     Interest expense decreased 83% to $.03 million in 2000 from $.18 million in 1999. Interest expense for 2000 consisted primarily of the cost of the commitment fee on the Company's credit facility. Interest expense for 1999 included the cost of the commitment fee on the credit facility and interest on a $15.8 million promissory note with Leucadia in conjunction with the Company's sale of 18,058,635 shares of common stock to Leucadia. The promissory note was repaid on October 8, 1999. In addition to the interest expensed, an additional $1.9 and $.57 million in interest was capitalized relating to the Las Cruces Project for the years ended December 31, 2000 and 1999, respectively.

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

                                    Revenue

     Product sales revenue decreased $.5 million or 6% to $8.5 million for 1999 compared to $9.0 million for 1998 primarily as a result of reduced gold prices. The average price realized per ounce of gold decreased to $289 during 1999 compared to $311 in 1998.

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

                                 Gross Profit

     Gross profit from product sales decreased from $.4 million in 1998 to $(.4) million in 1999. As a percentage of product sales, gross profit was (4)% in 1999 compared to 4% in 1998. The decrease in profitability for 1999 was primarily due to the decrease in gold prices.

     Gross profit from mining services increased 40% to $2.4 million in 1999 from $1.7 million in 1998. The improvement in gross profit from mining services is due to the replacement of high operating cost equipment and continued emphasis on operating cost reductions. As a percentage of mining services revenue, gross profit was 22% in 1999 compared to 15.6% in 1998.

                               Exploration Costs

     Exploration costs decreased 28% to $2.2 million in 1999 compared to $3.1 million in 1998. Exploration expenditures decreased in 1999 as interests in fewer properties were acquired and mapping, sampling and drilling activities were focused on fewer properties. In addition to its exploration programs in Nevada, Mexico and Brazil, the Company conducted 52 field examinations during 1999.

                      General and Administrative Expenses

     General and administrative expenses for 1999 increased $.1 million or 6% compared to 1998. The increase was primarily due to expenses relating to the acquisition of Las Cruces.

                               Interest Expense

     Interest expense increased 124% to $.18 million in 1999 from $.08 million in 1998. Interest expense in 1999 consisted primarily of the cost of the commitment fee on the Company's credit facility and interest on a $15.8 million promissory note with Leucadia in conjunction with the Company's sale of 18,058,635 shares of common stock to Leucadia. The promissory note was repaid on October 8, 1999. In addition to the interest expensed, an additional $.57 million in interest was capitalized relating to the Las Cruces Project.

                                 Income Taxes

     The reduction in the deferred tax asset and the corresponding recognition of income tax expense is the result of the reversal of temporary differences arising in prior years. See Note 8 to the Company's Consolidated Financial Statements. A deferred income tax liability of $3.97 million was recorded relating to the Company's acquisition of Las Cruces.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are its available resources of cash and cash equivalents, cash generated from mining operations and contract mining services, and its credit facility. At December 31, 2000, the Company had cash and cash equivalents of $1.0 million and gold bullion of $.6 million, representing a decrease in cash and cash equivalents and gold bullion of $6.9 million from December 31, 1999.

     In March 1998, the Company entered into a $20 million credit agreement (the "Credit Facility") with Leucadia. Effective March 1, 2000, the Credit Facility was amended to increase the amount of the facility to $30 million. Effective December 31, 2000, the Credit Facility was amended to extend the expiration to April 1, 2002. The Credit Facility may be terminated on December 15 of any year, provided Leucadia notifies the Company of such termination prior to September 15 of such year. At December 31, 2000, the Company had outstanding borrowings under the Credit Facility of $23.3 million. Loans outstanding under the Credit Facility bear interest equal to the prime rate and interest is payable quarterly.

     During 1999, in connection with funding the acquisition of Las Cruces, the Company sold 8,058,635 shares of the Company's authorized but unissued shares of common stock to Leucadia for $15.8 million. Pending regulatory approval of the acquisition of the Company's common stock by Leucadia, Leucadia loaned the Company $15.8 million pursuant to a promissory note. This promissory note was repaid October 8, 1999 at the time regulatory approval was given and the sale of the Company's shares of common stock to Leucadia was completed.

     Net cash provided by operating activities was $1.4 million for 2000, compared to $.6 million for 1999 and net cash used by operating activities of $3.5 million for 1998. The Company's cash operating cost per ounce of gold produced exceeded the average gold price for 1999 and 1998. This situation reversed in late 1999 and is expected to continue for the remaining mine life at the CMV. The Company expects that its cash and cash equivalents, operating cash flows and available borrowings on its credit agreement will be sufficient to cover operating expenses into 2002. However, the Company's cash resources will not be sufficient to cover all projected expenses necessary to commence mining at the Las Cruces Project. A feasibility study, completed by Bechtel International Inc., estimated the capital cost would be approximately $289 million to bring the mine into production.

     The Company is exploring various financing alternatives for projected costs and expenses associated with the Las Cruces Project. The Company will not be able to fund the Las Cruces Project solely from debt financing; a significant amount of the funds will need to be raised from new, and as yet unidentified, equity investors. The Company's current plans contemplate securing equity financing for 30% to 50% of the Project's capital requirements. Debt financing is expected to be primarily funded through a syndicated project financing facility utilizing a lead international bank experienced in mining project financing. Other sources of financing are also being considered, including product off-take agreements, supplier financing and equipment leasing. While the Company believes that it will be able to obtain financing for the Las Cruces Project, no assurances can be given that such financing will be available or that the Company will be able to obtain such financing on favorable terms.

     The Company's current sources of funds available to fund new mining projects are limited. The Company utilized a significant portion of its existing sources of funds, other than cash balances, to acquire the Las Cruces Project for $42 million in September 1999. Accordingly, the ability of the Company to commence new mining projects may be dependent upon the Company's ability to obtain additional sources of funds to finance any such mining projects. While the Company believes that it may be able to obtain financing for new mining projects through project financing or otherwise, no assurances can be given that such financing will be available or that the Company will be able to obtain such financing on favorable terms.

     Additions to property, plant and mine development totaled $10.6 million for 2000, $2.5 million for 1999 and $.2 million for 1998. For all periods presented, additions to property, plant and mine development consisted of (i) mine development expenditures; (ii) construction expenditures for buildings, machinery, plant and equipment; and (iii) expenditures for mobile mining service equipment. Development costs incurred on the Las Cruces Project, including the costs of a feasibility study, are capitalized and are reflected as investing activities in the Consolidated Statements of Cash Flows.

     Upon completion of production at a mine, the Company must make expenditures for reclamation and closure of the mine. The Company provides for future reclamation and mine closure liabilities on a units-of-production basis. At December 31, 2000, $1.3 million was accrued for such costs. In addition to the accruals, the Company and Viceroy are depositing cash in a separate fund to cover future reclamation costs at the CMV properties. The Company reviews the adequacy of its reclamation and mine closure liabilities in light of current laws and regulations and adjusts its liabilities as necessary.

     In October 1998, the Company announced a share repurchase program. The Board of Directors of the Company authorized the repurchase of up to 2 million shares. As of March 23, 2001, 173,700 shares had been repurchased by the Company under the repurchase program.

Cautionary Statement for Forward-Looking Information

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

   Imprecision of Reserve Estimates

     The ore reserve figures presented in this report for the CMV and Las Cruces are estimates, and no assurance can be given that the indicated levels of gold recovery will be realized. Reserve estimates are expressions of judgment based on knowledge, experience and industry practices. Valid estimates made at a given time may significantly change when new information becomes available. While the Company believes that the reserve estimates presented in this report are well established, reserve estimates are necessarily imprecise and depend to some extent on statistical inferences, which may prove unreliable. The reserve estimates have been determined based on assumed prices, cut-off grades and operating costs that may prove to be inaccurate. Fluctuations in the market price of gold or copper may render uneconomic the mining of ore reserves containing relatively lower grades of mineralization.

   Risks of Exploration and Development Stage Projects

         There are a number of uncertainties inherent in any mineral exploration and development program, including the location of economic ore bodies, the development of appropriate metallurgical processes, the receipt of necessary governmental permits and the construction of mining and processing facilities. Substantial expenditures may be required to pursue such exploration and development activities. Assuming discovery of an economic ore body and, depending on the type of mining operation involved, several years may elapse from the initial stages of development until commercial production is commenced. New mining operations frequently experience unexpected problems during the exploration and development stages and during the initial production phase. In addition, reserve estimates may prove inaccurate. Accordingly, there can be no assurance that the Company's current exploration and development programs will result in any new commercial mining operations or yield new reserves to replace and expand current reserves.

         A feasibility study has been completed and permitting activities are currently underway at Las Cruces. Successful development of the Las Cruces Project will be subject to the issuance of permits, the procurement of significant financing, engineering, construction and development. Adverse political and environmental developments in Spain could delay or preclude the issuance of permits necessary to develop the Las Cruces Project. In addition, factors such as fluctuations in the copper price and interest rates could adversely affect the Company's ability to obtain adequate financing to fund the development of the project and could affect future profitability. No assurances can be given that such financing will be available or that the Company will be able to obtain such financing on favorable terms.

   Political Risks of Development in Foreign Countries

         The Company is currently conducting exploration activities in certain foreign countries, including Spain, Peru, Brazil and Mexico. Foreign operations may be subject to uncertain political and economic environments, foreign currency controls and fluctuations, as well as risks of war and civil disturbances. Other events may limit or disrupt a project, restrict the movement of funds, result in the deprivation of contract rights, the taking of property by nationalization or expropriation without fair compensation, increases in foreign taxation or limits on repatriation of earnings. Furthermore, it is particularly important that the Company maintain good relationships with the governments in the countries in which it operates.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See note 1 to the Company's Consolidated Financial Statements for additional information regarding the Company's precious metals hedging program and future adoption of Statement of Financial Accounting Standards Board ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities."

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

         At December 31, 2000, the Company had forward sales contracts outstanding for approximately 900 ounces of gold for delivery during 2001 at an average price of $275 per ounce. This represents .05% of the Company's anticipated gold production for 2001. At December 31, 1999, the Company had forward sales contracts outstanding for approximately 23,000 ounces for delivery in 2000 at an average price of $318 per ounce.

Foreign Currency Risk

         Portions of the Company's activities are located in Spain, Mexico and Brazil. The Company's future profitability could be impacted by fluctuations in those countries' currency exchange rates relative to the United States dollar. The Company has not entered into any foreign currency contracts or other derivatives to establish a foreign currency protection program.

Other Financial Instrument Risk

         At December 31, 2000, the Company had borrowed $23.3 million under the Credit Facility. The Credit Facility carries a variable interest rate equal to the prime rate. The Credit Facility will expire on April 1, 2002, unless terminated earlier. The Credit Facility may be terminated by Leucadia on December 15 of any year, provided Leucadia notifies the Company of such termination prior to September 15 of such year. The Company has not undertaken any hedging activities with respect to the Credit Facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (Unaudited)
(Thousands of dollars except share data)

     Selected quarterly financial data for the years ended December 31, 2000 and 1999 is presented below.


2000 Quarters                    1st            2nd           3rd          4th
Revenue                       $4,783         $4,719        $4,117       $3,783
Gross profit                     754          1,210         1,414          698
Net income (loss)                171            614           492         (260)
Income (loss) per share         0.01           0.02          0.01        (0.01)


1999 Quarters                    1st            2nd           3rd          4th
Revenue                       $3,691         $3,101        $7,539       $5,148
Gross profit                     (95)           142           696        1,336
Net income (loss)               (793)          (518)         (483)         290
Income (loss) per share        (0.04)         (0.03)        (0.03)        0.01


         The income (loss) per share per quarter is based on the average number of shares outstanding during the quarter. During the fourth quarter of 1999, 18,058,635 shares were issued. This issuance of shares was reflected in the calculation of income (loss) per share. As a result, the total loss per share for the four quarters of 1999 reflected above does not equal the annualized loss per share in the consolidated financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of MK Gold Company


         In our opinion, the accompanying consolidated balance sheet as of December 31, 2000 and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of MK Gold Company and its subsidiaries at December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



/s/ PRICEWATERHOUSECOOPERS LLP
February 9, 2001

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors of MK Gold Company

         We have audited the accompanying consolidated balance sheet of MK Gold Company and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MK Gold Company and subsidiaries at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 3, 2000

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2000, 1999 and 1998
(Thousands of dollars except share data )
-------------------------------------------------------------------------------

                                                          2000            1999         1998
                                                          ----            ----         ----
REVENUE:

 Product sales                                         $  11,314        $  8,456     $  9,017
 Mining services                                           6,088          11,023       11,065
                                                       ---------        --------     --------

     Total revenue                                        17,402          19,479       20,082
                                                       ---------        --------     --------
COSTS AND OPERATING EXPENSES:
 Product sales                                             7,672           8,807        8,617
 Mining services                                           5,654           8,593        9,335
                                                       ---------        --------     --------

     Total costs and operating expenses                   13,326          17,400       17,952
                                                       ---------        --------     --------

GROSS PROFIT                                               4,076           2,079        2,130

Exploration costs                                         (1,018)         (2,223)      (3,068)
General and administrative expenses                       (1,975)         (1,766)      (1,661)
                                                       ---------        --------     --------

INCOME (LOSS) FROM OPERATIONS                              1,083          (1,910)      (2,599)

Gain on sale of assets                                        13              86          455
Equity in loss of unconsolidated affiliate                  (200)              -            -
Investment income and dividends, net                         311             660        1,104
Interest expense                                             (31)           (181)         (81)
                                                       ---------        --------     --------

Income (loss) before income taxes                          1,176          (1,345)      (1,121)
Income tax provision                                        (159)           (159)        (160)
                                                       ---------        --------     --------

Net income (loss)                                      $   1,017        $ (1,504)    $ (1,281)
                                                       =========        ========     ========

Basic and diluted income (loss) per common share       $    0.03        $  (0.06)    $  (0.07)

Basic and diluted weighted average shares used to
  compute income (loss) per common share              37,320,000      23,417,325   19,406,679

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED BALANCE SHEETS
As of December 31, 2000 and 1999
(Thousands of dollars except share data )
-------------------------------------------------------------------------------


ASSETS                                                             2000            1999
                                                                   ----            ----
CURRENT ASSETS:
Cash and cash equivalents                                       $    999         $  7,126
Investment securities                                                  -              425
Receivables                                                        1,542            2,012
Inventories                                                        2,340            3,023
Deferred income taxes                                                110               41
Other                                                                225              208
                                                                --------         --------

             Total current assets                                  5,216           12,835

Property, plant and mine development, net                         53,506           45,768
Investment in unconsolidated affiliate                               300                -
Deferred income taxes                                                  -              229
Restricted investment securities                                     858              876
Restricted cash                                                      443              233
                                                                --------         --------

TOTAL ASSETS                                                    $ 60,323         $ 59,941
                                                                ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                $    968         $  1,712
Current portion of mine closure and reclamation liabilities          214              352
Other accrued liabilities                                            643              426
                                                                --------         --------

             Total current liabilities                             1,825            2,490

Mine closure and reclamation liabilities                           1,078              769
Deferred revenue                                                     485            1,672
Deferred income tax liability                                      3,967            3,967
Line of credit-Leucadia National Corporation                      23,300           20,000
                                                                --------         --------

             Total liabilities                                    30,655           28,898
                                                                --------         --------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
Common stock, par value $.01; 37,320,000 shares issued and
 outstanding at December 31, 2000 and 1999                           373              373
Capital in excess of par value                                    82,773           82,773
Accumulated deficit                                              (49,655)         (50,672)
Accumulated other comprehensive loss                              (3,823)          (1,431)
                                                                --------         --------

             Total stockholders' equity                           29,668           31,043
                                                                --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 60,323         $ 59,941
                                                                ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2000, 1999 and 1998
(Thousands of dollars except share data )
-------------------------------------------------------------------------------

                                                                                                   Accumulated
                                     Common                                                           Other
                                      Stock     Capital in                             Deferred      Compre-
                                    $0.01 Par   Excess of    Accumulated   Treasury     Compen-      hensive
                                      Value     Par Value      Deficit       Stock      sation        Loss          Total
                                    ---------   ---------    -----------   --------    ---------   ------------     -----
January 1, 1998                      $195       $67,272        $(47,887)   $     -    $     (28)      $      -     $19,552
                                                                                                                   -------
Comprehensive loss:
   Net loss                                                      (1,281)                                            (1,281)
                                                                                                                   -------

   Total comprehensive loss                                                                                         (1,281)

Deferred compensation                                                                        28                         28

Purchase of treasury stock                         (126)                        (2)                                   (128)
                                    -----       -------      ----------    -------     --------    -----------     -------

December 31, 1998                     195        67,146         (49,168)        (2)           -              -      18,171
Comprehensive loss:

   Net loss                                                      (1,504)                                            (1,504)
   Other comprehensive loss:
    Net change in unrealized
    foreign exchange loss                                                                               (1,431)     (1,431)
                                                                                                                   -------

   Total comprehensive loss                                                                                         (2,935)

Shares issued and sold                180        15,627                                                             15,807

Treasury stock cancelled               (2)                                       2                                       -
                                    -----       -------      ----------    -------     --------    -----------     -------
December 31, 1999                     373        82,773         (50,672)         -            -         (1,431)     31,043
                                                                                                                   -------
Comprehensive income/loss:
  Net income                                                      1,017                                              1,017
  Other comprehensive loss:
   Net change in unrealized
   foreign exchange loss                                                                                (2,392)     (2,392)
                                                                                                                   -------

  Total comprehensive loss                                                                                           (1,375)
                                    ------      -------      ----------    -------     -------     -----------     --------
December 31, 2000                    $ 373      $82,773        $(49,655)   $     -    $      -        $ (3,823)    $ 29,668
                                    ======      =======      ==========    =======     =======     ===========     ========

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2000, 1999 and 1998
(Thousands of dollars)

---------------------------------------------------------------------------------------------------------------------
                                                                           2000               1999               1998
                                                                           ----               ----               ----
OPERATING ACTIVITIES:
 Net income (loss)                                                      $ 1,017          $ (1,504)          $ (1,281)
 Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
      Deferred compensation                                                   -                 -                 28
      Equity in loss of unconsolidated affiliate                            200                 -                  -
      Deferred income taxes                                                 159               159                160
      Depreciation, depletion and amortization                              606               911              1,068
      Gain on sale of assets                                                (13)              (86)              (455)
      Changes in operating assets and liabilities, net of
        effects of Cobre Las Cruces acquisition:
         Receivables                                                        470             1,398               (791)
         Refundable income taxes                                              -                 -                594
         Inventories                                                        683               385               (308)
         Other assets                                                       (17)               77                (92)
         Restricted cash                                                   (210)            1,193                  4
         Deferred revenue                                                (1,187)           (1,192)            (1,191)
         Accounts payable and other accrued liabilities                    (527)              (43)              (465)
         Mine closure and reclamation liabilities                           171              (650)              (732)
                                                                        -------          --------           --------
          Net cash provided (used) by operating activities                1,352               648             (3,461)
                                                                        -------          --------           --------
INVESTING ACTIVITIES:
      Additions to property, plant and mine development                 (10,632)           (2,507)              (233)
      Acquisition of Cobre Las Cruces (net of cash acquired)                  -           (41,300)                 -
      Proceeds from sale of assets                                           84               128              1,320
      Purchase of investment securities                                     (55)           (1,301)                 -
      Proceeds from sale of investment securities                           442                 -                  -
      Investment in unconsolidated affiliate                               (500)                -                  -
                                                                        -------          --------           --------
          Net cash provided (used) by investing activities              (10,661)          (44,980)             1,087
                                                                        -------          --------           --------

FINANCING ACTIVITIES:
      Net borrowings under line-of-credit agreement -
        Leucadia National Corp.                                           3,300            20,000                  -
      Issuance of common stock                                                -            15,807
      Purchase of treasury stock                                              -                 -               (128)
                                                                      ---------         ---------          ---------
           Net cash provided (used) by financing activities               3,300            35,807               (128)
                                                                      ---------         ---------          ---------
EFFECT OF EXCHANGE RATES ON CASH                                           (118)              (36)                 -
                                                                      ---------         ---------          ---------
DECREASE IN CASH                                                         (6,127)           (8,561)            (2,502)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
                                                                          7,126            15,687             18,189
                                                                      ---------         ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $     999         $   7,126          $  15,687
                                                                      =========         =========          =========
  Supplemental disclosures of cash flow information
       Interest paid, net of amounts capitalized                      $      31         $     181          $     99
       Income taxes paid, net                                         $       2         $       1          $   (584)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES

Acquisition of Cobre Las Cruces:
  Fair value of assets acquired (net of cash acquired)                                  $  45,407
  Fair value of liabilities assumed                                                        (4,107)
                                                                                        ---------
           NET CASH PAID                                                                $  41,300
                                                                                        =========

          On October 8, 1999, the promissory note of $15,807 with Leucadia National Corporation was settled in exchange for the issuance of 18,058,635 shares of the Company's common stock.

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars except share data)

--------------------------------------------------------------------------------

1.   ORGANIZATION, OPERATIONS, AND BASIS OF ACCOUNTING

          MK Gold Company (the "Company") is engaged in the business of mining gold and exploring for and acquiring gold and other metal properties. The Company owns a 53% undivided interest in the American Girl Mining Joint Venture (the "AGMJV"). The Company also owns a 25% undivided interest in the Castle Mountain Venture (the "CMV"), and performs mining services under a contract mining agreement with the CMV. The Company also owns 100% of Cobre Las Cruces, S.A. (see Note 3). The Company is a 72.9% owned subsidiary of Leucadia National Corporation ("Leucadia").

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

          Use of Estimates in Preparing Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

          Investment Securities - The Company's investment securities are classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses, if any, recorded as other comprehensive income (loss).

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

          Generally, mineral exploration costs are expensed as incurred. When it has been determined that a mineral property is economically viable, the cost of subsequent reserve definition and expansion and the costs incurred to develop such property are capitalized as mine development costs and charged to operations on a units-of-production method based on proven and probable ore reserves. Mine development costs include costs incurred for shaft sinking, permanent excavations, roads, tunnels and advance removal of overburden and waste rock. Costs relating to stockpiled ore are initially deferred as inventory costs and expensed in future periods when the ore is processed.

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

          Mine Closure, Reclamation, and Environmental Remediation of Mined Areas- The Company is subject to federal, state and local environmental laws and regulations. The Company has put in place ongoing pollution control and monitoring programs at its mine sites, and posted surety bonds as required for compliance with state and local environmental obligations including reclamation. Estimated future reclamation and mine closure costs are based principally on legal and regulatory requirements and are accrued and charged over the expected operating lives of the Company's mines on a units-of-production method. The accrual of future reclamation costs is reduced by estimated proceeds from equipment sales and residual gold sales. Ongoing reclamation activities are expensed in the period incurred. The net provision for mine closure and reclamation liabilities charged to operations totaled $309 for the year ended December 31, 2000, $103 for the year ended December 31, 1999 and $97 for the year ended December 31, 1998 (see Note 2).

          Income Taxes - The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the basis of assets and liabilities as reported for financial statement purposes and income tax purposes.

          Revenue Recognition - Revenue from product sales is recognized when title transfers to customers. Mining services revenue is recognized based on quantities of materials moved. The revenue recognized for each unit of material moved is determined on an individual pit basis. The effect of changes in estimated total contract revenues, costs or units of material to be moved for each pit is reflected in the accounting period in which the change becomes known and over the remaining units to be mined in each pit.

          Deferred Revenue - Amounts received in advance of recognition of revenue are recorded as deferred revenue. At December 31, 2000, deferred revenue of $485 consists of cash received in December 1995 in the settlement of a lawsuit with the CMV partner. Such amount is being recognized as revenue over the life of the operating contract.

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

          Earnings Per Share - Net income (loss) per common share is computed by both the basic method, which uses the weighted average number of the Company's common shares outstanding, and the diluted method, which includes the dilutive common shares from stock options and warrants, as calculated using the treasury stock method. At December 31, 1999 and 1998, all outstanding options were not included in the earnings per share calculation because they were antidilutive. At December 31, 2000, 1,950,000 outstanding options were not included in the earnings per share calculation because they were antidilutive.

          Translation of Foreign Currency - Foreign currency denominated investments and financial statements are translated into U.S. dollars at current exchange rates, except that revenues and expenses are translated at average exchange rates during each reporting period; resulting translation adjustments are reported as a component of other comprehensive income (loss). Net realized foreign exchange gains (losses) were not material for the years ended December 31, 2000 and 1999.

          Segment Reporting - Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards Board ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers.

          New Accounting Standard - Statement of Financial Accounting Standards Board ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" will become effective for the Company on January 1, 2001. Because the Company's open forward sales contracts at December 31, 2000 were insignificant, the Company does not believe that the adoption of SFAS No. 133 will have a significant effect on the earnings and financial position of the Company.

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

2.   PROVISION FOR MINE CLOSURE AND RECLAMATION

          The gold reserves at the Castle Mountain Mine are expected to be exhausted by mid 2001. At that time, mining operations will cease and closure and reclamation will begin. Gold production will continue into 2002 as a result of continued leaching.

          The CMV has reserved $4,313 for closure and reclamation costs and set aside a cash reserve to fund the projected closure and reclamation costs. The Company believes that the cash reserve plus proceeds from the sale of CMV equipment and residual gold production will be sufficient to offset the estimated cost of closure and reclamation.

3.   ACQUISITION

          On September 1, 1999, the Company acquired the entire share capital and subordinated debt of Riomin Exploraciones, S.A. from Rio Tinto plc ("Rio Tinto"). Subsequent to the acquisition, the name of Riomin Exploraciones, S.A. was changed to Cobre Las Cruces, S.A. ("Las Cruces"). The aggregate purchase price for the acquisition of Las Cruces was $42,000 in cash. Las Cruces holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain (the "Las Cruces Project"). The method of accounting for the acquisition was the purchase method. The acquisition was funded through (i) borrowings of $20,000 pursuant to the Company's existing credit agreement with Leucadia National Corporation ("Leucadia"), (ii) the sale of 18,058,635 shares of the Company's authorized but unissued shares of common stock to Leucadia for $15,807 and (iii) $6,193 from the Company's working capital. Pending regulatory approval of the acquisition of the Company's common stock by Leucadia, Leucadia loaned the Company $15,807 pursuant to a promissory note. This promissory note was repaid October 8, 1999, at the time regulatory approval was given and the sale of Company shares to Leucadia was completed. In connection with the acquisition of Las Cruces, the Company also granted Straits Resources Ltd., Sydney, Australia, a one-year option to purchase 35% of Las Cruces at the Company's cost, plus interest. Straits failed to exercise the option prior to its expiration on September 1, 2000. On August 17, 2000, the Company received notice that Straits had filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce relating to the option. Effective December 12, 2000, the Company and Straits entered into a settlement agreement and mutual release. Pursuant to this agreement, the Company paid Straits a finder's fee of $1,750, and Straits relinquished all of its rights under the option. The finder's fee, which represents a payment to Straits for its effort in identifying the Las Cruces project, was capitalized as a component of mine development costs.

          Of the $42,000 purchase price, $36,729 represents the purchase of subordinated debt from Rio Tinto. At the acquisition date, Las Cruces had stockholder's deficit of $6,064. The excess purchase price of approximately $11,335, was allocated to mining properties. As part of the acquisition the Company has also recorded a deferred tax liability of approximately $3,967, which was also allocated to mining properties. The operating results of Las Cruces are included in the Company's results of operations from its date of acquisition, September 1, 1999.

          Because a preliminary feasibility study, prepared by Rio Tinto in 1998, indicated that the Las Cruces Project was economically viable, all development costs since the date of acquisition, including costs for the feasibility study, have been capitalized. The following table provides certain consolidated pro forma results of continuing operations data assuming the acquisition of Las Cruces had occurred at the beginning of each period presented.

                                                             Year Ended
                                                             December 31
                                                      -------------------------
                                                         1999             1998
                                                         ----             ----

               Pro forma unaudited results
                 Revenue                              $  19,479       $ 20,082
                 Loss before income taxes                (2,582)        (2,290)
                 Net loss                                (2,687)        (2,450)
               Basic and diluted loss per share       $    (.07)      $   (.07)


          There are no material pro forma adjustments other than the adjustments for the issuance of 18,058,635 shares of common stock to Leucadia. There was no amortization of mining properties because production at the Las Cruces Project has not begun.

4.   INVESTMENTS

          At December 31, 2000, the Company had investments of $858, consisting of corporate bonds and notes relating to restricted investments at the CMV. At December 31, 1999, the Company had investments of $1,301 consisting of corporate bonds and notes of $1,253 and U.S. government securities of $48. At December 31, 1999 investments of $876 were related to restricted investments at the CMV, and investments of $425 were not restricted. The investments have been classified as available-for-sale. The investments are recorded at estimated fair value, which approximates amortized cost. Investments by contractual maturity at December 31, 2000 and 1999 are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               December 31
                                                               -----------
                                                           2000          1999
                                                       --------       -------
               Due in one year or less                 $    858       $   473
               Due after one year through five years          -           828
                                                       --------       -------
                                Total                  $  $ 858       $ 1,301
                                                       ========       =======

5.   INVENTORIES

          The components of inventory are shown below:

                                                                 December 31
                                                                 -----------
                                                              2000       1999
                                                              ----       ----
          Gold bullion                                     $   590    $ 1,377
          Ore and in-process                                 1,288      1,019
          Materials and supplies                               462        627
                                                            ------    -------

                                                           $ 2,340    $ 3,023
                                                           =======    =======

6.   PROPERTY, PLANT AND MINE DEVELOPMENT

          The components of property, plant and mine development are shown below:

                                                                                        2000          1999
                                                                                        ----          ----

          Mining properties                                                         $ 54,938      $ 46,785
          Mine development                                                             3,339         3,339

          Plant and equipment                                                         16,261        16,042
                                                                                    --------      --------

                                                                                      74,538        66,166

          Less accumulated depreciation, depletion and amortization                  (21,032)      (20,398)
                                                                                    --------      --------

                                                                                    $ 53,506      $ 45,768
                                                                                    ========      ========

          Interest capitalized to mine development was $1,902 and $565 for the years ended December 31, 2000 and 1999, respectively.

          Maintenance and repair expenses charged to operations were $3,199, $6,560, and $6,205, for the years ended December 31, 2000, 1999 and 1998, respectively.

7.   INDUSTRY SEGMENT INFORMATION

          The Company is not economically dependent on a limited number of customers for the sale of its gold because gold commodity markets are well-developed worldwide. The Company operates primarily in three industry segments, gold sales, copper project and mining services. The majority of the mining service revenues are derived from one customer, the CMV. During 1999, the Company acquired the Las Cruces Project, which is a copper project in the development stage.

                                                                                Year Ended December 31
                                                                -------------------------------------------------------

                                                                    2000                 1999                 1998
                                                                    ----                 ----                 ----
Revenue:
 Gold sales                                                     $     11,314         $      8,456         $      9,053
 Mining services                                                       8,118               14,697               14,753
 Corporate and eliminations                                           (2,030)              (3,674)              (3,724)
                                                                ------------         ------------         ------------
Total revenue                                                   $     17,402         $     19,479         $     20,082
                                                                ============         ============         ============
Gross profit:
 Gold sales                                                     $      3,642         $       (351)        $        436
 Mining services                                                         434                2,430                1,730
 Corporate and eliminations                                                -                    -                  (36)
                                                                ------------         ------------         ------------
Total gross profit                                              $      4,076         $      2,079         $      2,130
                                                                ============         ============         ============
Identifiable assets:
 Gold sales                                                     $      4,737         $      7,632              $10,064
 Copper project                                                       53,381               45,916                    -
 Mining services                                                       1,136                2,040                2,515
 Corporate and eliminations                                            1,069                4,353               12,269
                                                                ------------         ------------         ------------
Total assets                                                    $     60,323         $     59,941         $     24,848
                                                                ============         ============         ============
Depreciation, depletion and amortization:
 Gold sales                                                     $        410         $        687         $        947
 Copper project                                                           73                   23                    -
 Mining services                                                          28                  102                   86
 Corporate and eliminations                                               95                   99                   35
                                                                ------------         ------------         ------------
Total depreciation, depletion and amortization                  $        606         $        911         $      1,068
                                                                ============         ============         ============
Capital expenditures:
 Gold sales                                                     $        386         $        511         $         87
 Copper project                                                       10,208               43,217                    -
 Mining services                                                           -                   53                  108
 Corporate and eliminations                                               38                   26                   38
                                                                ------------         ------------         ------------
Total capital expenditures                                      $     10,632         $     43,807         $        233
                                                                ============         ============         ============

8. INCOME TAXES

         The provision (benefit) for income taxes consists of:

                                                         Year           Year           Year
                                                        Ended          Ended           Ended
                                                       December       December       December
                                                       31, 2000       31, 1999       31, 1998
                                                       --------       --------       --------
         Currently payable (refundable):
           U.S. federal                                $      -       $      -       $      -
           State                                              -              -              -
                                                       --------       --------       --------

           Total currently payable (refundable)               -              -              -
                                                       --------       --------       --------

         Deferred:
           U.S. federal                                     139            147            148
           State                                             20             12             12
                                                       --------       --------       --------

           Total deferred                                   159            159            160
                                                       --------       --------       --------

         Total                                         $    159       $    159       $    160
                                                       ========       ========       ========



   Deferred tax assets and liabilities consist of the following:

                                               December 31, 2000                          December 31, 1999
                                     -------------------------------------      ------------------------------------
                                       Assets     Liabilities      Total          Assets     Liabilities      Total
         Depreciation, depletion
           and amortization            $  129                   $    129        $  1,712                   $  1,712
         Reclamation and other
           liabilities                    807                        807             468                        468
         Deferred revenue                 443                        443           1,077                      1,077
         Inventory valuation               76                         76              51                         51
         Other                             12                         12              --                         --
         AMT credit                       140                        140             140                        140
         Capital losses                 5,441                      5,441           5,441                      5,441
         Net operating losses          15,411                     15,411          13,970                     13,970
         Valuation allowance          (22,349)                   (22,349)        (22,589)                   (22,589)
         Basis difference in
         mining properties                           (3,967)      (3,967)                         (3,967)    (3,967)
                                       ------      --------     --------        --------        --------   --------

                                       $  110      $ (3,967)    $ (3,857)       $    270        $ (3,967)  $ (3,697)
                                       ======      ========     ========        ========        ========   ========

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

          The provision for income taxes differs from the amounts computed by applying the U.S. corporate income tax statutory rate of 34% for the following reasons:

                                                       Year             Year               Year
                                                       Ended           Ended               Ended
                                                     December         December           December
                                                     31, 2000         31, 1999           31, 1998

          U.S. corporate income tax benefit
            at statutory rate                        $    346         $   (457)          $   (380)
          Valuation reserve                              (240)            (457)             1,578
          State income taxes, net of federal
            tax benefit                                    51              (67)               (56)
          Expiration of capital loss carryover             --              599                 --
          Other, net                                        2              541               (982)
                                                     --------         --------           --------
          Provision for income tax expense           $    159         $    159           $    160
                                                     ========         ========           ========

9.  LINE OF CREDIT

          At December 31, 2000, the Company had a credit facility (the "Credit Facility") with Leucadia in the amount of $30,000. At Decmber 31, 2000 borrowings of $23,300 were outstanding under the Credit Facility. At December 31, 1999, the amount of the Credit Facility was $20,000 and borrowings of $20,000 were outstanding under the Credit Facility. Effective March 1, 2000, the Credit Facility was increased to $30,000. The Credit Facility carries a variable interest rate equal to the published prime rate. At December 31, 2000, the published prime rate was 9.5%. The Credit Facility will expire on April 1, 2002, unless terminated earlier. The Credit Facility may be terminated by Leucadia on December 15 of any year, provided Leucadia notifies the Company of such termination prior to September 15 of such year. As the Credit Facility with Leucadia is a variable-rate loan and as there has been no significant change in credit risk associated with the Credit Facility, the fair value of the Credit Facility is equal to its carrying value.

10. BENEFIT PLANS

          The Company maintains a 401(k) Savings Plan (the "Plan") for all full-time active employees and matches 50% of employee contributions to the Plan up to 5% of eligible pay. Cost of the Plan was $67, $87 and $90 for the years ended December 31, 2000, 1999 and 1998, respectively.

11. COMMITMENTS AND CONTINGENCIES

          Environmental - The Company's mining operations and exploration activities are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. The Company's policy is to conduct its business in a manner that safeguards public health and mitigates the environmental effects of its mining operations. To comply with these federal, state and local laws, the Company has made and in the future may be required to make capital and operating expenditures. The Company does not anticipate incurring any material unforeseen capital or operating expenditures for environmental compliance during 2001.

     Surety bonds and letters of credit totaling $2,945 (of which the Company's share is $903) have been provided as required by various governmental agencies for environmental protection, including reclamation bonds at the American Girl Mine and Castle Mountain Mine.

     Product Sales Commitments - The Company sells gold at spot and under gold hedge contracts. Precious metal hedge contracts include forward sales contracts and put and call options. Realization under these contracts is dependent upon the counterparties performing in accordance with the terms of the contracts. The Company does not anticipate nonperformance by the counterparties. Hedging takes the form of selling forward and creating collars. A collar includes buying put options and selling call options. A put option gives the buyer the right, but not the obligation, to sell gold to the put seller at a predetermined price on or before a predetermined date. A call option gives the buyer the right, but not the obligation, to buy gold from the call seller at a predetermined price on or before a predetermined date. The risks associated with hedging are generally twofold. First, that production may not be available to deliver gold against the hedged position; and second, that the call options limit the amount of upside potential if the price of gold increases above the option strike price. Under the Company's hedging policies and production levels it is unlikely that the Company would not have gold to deliver against hedged positions.

     These hedging arrangements allow the Company to selectively extend maturity dates, thereby postponing delivery against sales commitments. This flexibility allows the Company to sell gold into the spot market when conditions are favorable, while at the same time retaining the benefits of the contango, or premium that is paid for gold when delivered in settlement of forward sales contracts at maturity. At December 31, 2000, the Company had 900 ounces of gold sold at an average price of $275 per ounce under forward sales contracts.

     Legal Proceedings - The Company is a plaintiff in an action styled MK Gold
                                                                        -------
Company v. Morrison Knudsen Corporation, No. 2:96CV00935, instituted October 8,
---------------------------------------
1996 and pending in the United States District Court for the District of Utah. In this case, MK Gold has sued Morrison Knudsen Corporation ("MK") for breach of a noncompete agreement. The case has been set for a three week trial to begin on April 2, 2001.

     On October 2, 2000, the court denied MK's motion to dismiss the Company's damages claims. The court ruled that MK Gold was entitled to present its damages claims at trial to a jury, including but not limited to its claims for loss of goodwill and disgorgement of MK's profits resulting from MK's actions.

     The Company was a defendant in an action styled Morrison Knudsen
                                                     ----------------
Corporation v. MK Gold Company, No. CV 99-0064-SBLW, instituted February 11,
-----------------------------
1999 in the United States District Court for the District of Idaho. In this case, MK alleged that MK Gold violated federal and state trademark statutes and breached a trademark license agreement by using the "MK" mark in connection with nonprecious metals projects. On September 20, 2000, the court dismissed all of MK's claims, including damages claims, except the license agreement claim. In November of 2000, the parties reached an agreement regarding the remaining claim. On December 20, 2000, the court issued an order dismissing the case with prejudice.

     Other - The CMV and the AGMJV are committed to pay royalties to landowners generally based on a percent of refined gold bullion. Effective net smelter return royalties paid as a percent of the realized gold price were .7%, 1.8% and 1.4% for the years ended December 31, 2000, 1999 and 1998, respectively.

12. RELATED PARTY TRANSACTIONS

     The Company's joint venture partner, Viceroy Resource Corp. ("Viceroy"), is the manager of the CMV and, as such, is entitled to receive a management fee of 1% of capital expenditures and 2% of allowable costs as defined in the Castle Mountain Venture Agreement. Management fees charged by

Viceroy attributable to the Company amounted to $127, $145 and $140 for the years ended December 31, 2000, 1999 and 1998, respectively.

          The Company is the manager of the AGMJV and under the terms of the American Girl Mining Joint Venture Agreement is entitled to receive a management fee. Management fees received by the Company amounted to $32 for the year ended December 31, 2000, $32 for the year ended December 31, 1999, and $51 for the year ended December 31, 1998.

          The Company performs contract mining services for the CMV. Mining services revenue recognized by the Company (before intercompany eliminations) was $8,118 for the year ended December 31, 2000, $14,697 for the year ended December 31, 1999, and $14,753 for the year ended December 31, 1998.

          For the year ended December 31, 2000, approximately $1,933 in interest and commitment fees was paid relating to the Credit Facility. Approximately $1,902 in interest relating to the Las Cruces project was capitalized for the year ended December 31, 2000.

          For the year ended December 31, 1999, $616 in interest and commitment fees was paid relating to the Credit Facility. In addition, $130 in interest was paid relating to the promissory note with Leucadia. For the year ended December 31, 1999, $565 in interest relating to the Las Cruces project was capitalized.

13. STOCK PLANS

          Stock Option Plan for Non-Employee Directors - The Company has 180,000 authorized options in a non-employee director stock option plan. These options are awarded at 50% of the fair market value of the stock on the date of the award and expire 10 years after the date of grant. Compensation expense is then recognized equally over the three year vesting period. As of December 31, 2000, 90,000 non-employee director stock options are outstanding and 90,000 non-employee director stock options are available for grant.

          Stock Incentive Plan - The Company has a stock incentive plan which allows for a maximum of 2,500,000 options to be awarded. Options granted under the stock incentive plan have an exercise price equal to the fair market value of the stock on the date of grant, vest over three years and expire 10 years after the date of grant. The following table summarizes the stock plan activities for both the non-employee director and stock incentive plans:

                                    Number of       Weighted Average        Options         Weighted Average
                                     Options         Exercise Price       Exercisable        Exercise Price
                             ---------------------------------------------------------------------------------
Balance, December 31, 1997          1,935,000        $    1.75               656,665         $    1.89
     Granted                           75,000             0.81                     -                 -
     Exercised                              -                -                     -                 -
     Vested during year                     -                -               614,998              1.69
     Cancelled                              -                -                     -                 -
                             ---------------------------------------------------------------------------------

Balance, December 31, 1998          2,010,000        $    1.71             1,271,663         $    1.79
     Granted                           75,000             0.88                     -                 -
     Exercised                              -                -                     -                 -
     Vested during year                     -                -               605,000              1.65
     Cancelled                              -                -                     -                 -
                             ---------------------------------------------------------------------------------

Balance, December 31, 1999          2,085,000        $    1.68             1,876,663         $    1.74
     Granted                          105,000             0.84                     -                 -
     Exercised                              -                -                     -                 -

     Vested during year                    -                 -              133,337              1.25
     Cancelled                        90,000              1.37               60,000              1.81
                             --------------------------------------------------------------------------
Balance, December 31, 2000         2,100,000          $   1.65            1,950,000           $  1.71

          The following table summarizes information for options outstanding and exercisable at December 31, 2000:

                                 Options Outstanding                                     Options Exercisable
                   ---------------------------------------------      -------------------------------------------------
                             Weighted Average       Weighted                       Weighted         Weighted Average
   Range of                       Average            Average                        Average          Exercise Price
    Prices          Number    Remaining Life     Exercise Price       Number    Remaining Life
-----------------------------------------------------------------------------------------------------------------------
  $0.81-1.22       225,000         9.00              $0.89            75,000         8.33               $0.83
  $1.23-1.83     1,785,000         6.11               1.68         1,785,000         6.11                1.68
  $1.84-2.79        30,000         3.00               2.72            30,000         2.72                2.72
  $2.80-3.09        60,000         2.75               3.09            60,000         2.75                3.09
-----------------------------------------------------------------------------------------------------------------------
  $0.81-3.09     2,100,000         6.28              $1.65         1,950,000         6.05               $1.71
-----------------------------------------------------------------------------------------------------------------------


          The Company accounts for stock options granted using Accounting Principles Board APB Opinion 25. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have changed to the pro forma amounts indicated below:


                                                                         Year Ended December 31,
                                                                   -----------------------------------
                                                                     2000           1999        1998
                                                                     ----           ----        ----
Net income (loss):
     As reported                                                   $1,017       $ (1,504)    $(1,281)
     Pro forma                                                     $  882       $ (1,836)    $(1,682)

Net income (loss) per common share (basic and diluted)
     As reported                                                   $ 0.03       $  (0.06)    $ (0.07)
     Pro forma                                                     $ 0.02       $  (0.08)    $ (0.09)



          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 20%; risk-free interest rate of 6.34% and expected lives of 7 years subsequent to vesting date.

          The weighted average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 is as follows:

Options with an exercise price equal to the market price on the grant date:

                                                         2000         1999          1998
                                                         ----         ----          ----
Fair value of each option granted                    $   0.97      $  0.88       $  0.81
Total number of options granted                        75,000       75,000        75,000
Total fair value of all options granted              $102,300      $66,000       $60,750

Options with an exercise price less than the market price on the grant date:

                                                            2000         1999          1998
                                                            ----         ----          ----
Fair value of each option granted                         $0.985        $   -         $   -
Total number of options granted                           30,000            -             -
Total fair value of all options granted                  $29,550        $   -         $   -

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective as of September 28, 2000, the Company dismissed Deloitte & Touche LLP ("Deloitte & Touche") as its independent accountant and engaged PricewaterhouseCoopers LLP as its independent accountant. Neither Deloitte & Touche's report on the Company's financial statements for the year ended December 31, 1998, nor its report for the year ended December 31, 1999, contained an adverse opinion or a disclaimer of opinion, and neither report was qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Company. During the years ended December 31, 1998 and December 31, 1999 and the subsequent interim periods preceding the Company's dismissal of Deloitte & Touche, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, would have caused Deloitte & Touche to make reference to the subject matter of the disagreement in connection with its report. The Company requested that Deloitte & Touche furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the foregoing statements. A copy of this letter was filed with the Company's Current Report on Form 8-K on October 4, 2000, as Exhibit 99.

                                   PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is included in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2001 annual meeting of stockholders of the Company (the "Proxy Statement") and is incorporated herein by reference. In addition, reference is made to Item 10 in Part I of this Report.

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

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                      PAGE
(a)       Financial Statements, Schedules and Exhibits.

1.        Financial Statements included in Part II of this Form 10-K:

          Independent Auditors' Report                                                                II-11

          Independent Auditors' Report                                                                II-12

          Consolidated Statements of Operations for the years ended December
          31, 2000, 1999 and 1998                                                                     II-13

          Consolidated Balance Sheets at December 31, 2000 and 1999                                   II-14

          Consolidated Statement of Stockholders' Equity for the years ended
          December 31, 2000, 1999 and 1998                                                            II-15

          Consolidated Statements of Cash Flows for the years ended December
          31, 2000, 1999 and 1998                                                                     II-16

          Notes to Consolidated Financial Statements                                                  II-17

2.        Schedules  are  omitted  because  they are not  required  or are not  applicable  or the required information is shown in the financial statements or notes thereto.


3.        Exhibits:

          The exhibits to this Form 10-K are listed in the Exhibit Index contained elsewhere in this Form 10-K.

(b)       Reports on Form 8-K.

          A current report on Form 8-K was filed with the Commission on October 4, 2000, relating to the Company's dismissal of Deloitte & Touche LLP, and engagement of
          PricewaterhouseCoopers LLP, as its independent accountant.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.


MK Gold Company


By  /s/ D.L. Babinchak
    ----------------------------
       D.L. Babinchak
       President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2001 by the following persons on behalf of the Company in the capacities indicated.

/s/ G.F. Joklik                    Chairman of the Board and Chief Executive Officer
-------------------------------
G.F. Joklik                        (Principal Executive Officer)


/s/ J.C. Farmer                    Chief Financial Officer,  Secretary and Treasurer
-------------------------------
J.C. Farmer                        (Principal Financial and Accounting Officer)


/s/ I.M. Cumming                   Director
-------------------------------
I.M. Cumming


/s/ J.P. Miscoll                   Director
-------------------------------
J.P. Miscoll


/s/ R.S. Shriver                   Director
-------------------------------
R.S. Shriver


/s/ T.E. Mara                      Director
-------------------------------
T.E. Mara


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

3.2 Certificate of Amendment of Certificate of Incorporation of the Company.*

3.3 Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

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

10.18 Stock Incentive Plan, as approved and amended by stockholders through August 5, 1996 (filed as Exhibit 10.22 to the Registrant's Transition Report on Form 10-K for the transition period from April 1, 1996 to December 31, 1996 and incorporated herein by reference)./1/

10.19 Amendment No. 1 to Stock Option Plan for Non-Employee Directors, approved by shareholders on July 14, 1994 (filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference)./1/

10.20 Amendment No. 1 to Credit Agreement, Dated as of March 1, 2000, between MK Gold Company and Leucadia National Corporation.

10.21 Amendment No. 2 to Credit Agreement, Dated as of October 17, 2000, between MK Gold Company and Leucadia National Corporation.*

10.22 Amendment No. 3 to Credit Agreement, Dated as of December 31, 2000, between MK Gold Company and Leucadia National Corporation.*

16 Letter from Deloitte & Touche LLP (filed as Exhibit 99 to the Registrant's Current Report on Form 8-K on October 4, 2000 and incorporated herein by reference).

21           Subsidiaries of the Registrant.*

23.1         Consent of PricewaterhouseCoopers LLP.*

23.2         Consent of Deloitte & Touche LLP.*



___________________

*  Filed herewith.

/1/ Management contracts and compensatory plans and arrangements identified pursuant to Item 14(a)(3) of Form 10-K.