Form 10-K/A
period 2000-12-31
MK GOLD CO
filed 2001-04-30
CIK 913586

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     -------

                                   FORM 10-K/A

                                     -------

                                 AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2000
                                            OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____ to ____

                           Commission File No. 0-23042

                                 MK GOLD COMPANY
               (Exact name of registrant as specified in charter)

          Delaware                                             82-0487047
-------------------------------                        -------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of April 20, 2001, the aggregate market value of the Registrant"s voting and non-voting common stock held by non-affiliates of the Registrant based upon the average bid and asked prices reported for such date on the OTC Bulletin Board was approximately $9,600,425.

The number of shares of the Registrant's common stock outstanding as of April 20, 2001 was 37,320,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

================================================================================

                                EXPLANATORY NOTE

         This Report on Form 10-K/A adds Part III to the Annual Report on Form 10-K of MK Gold Company (the "Company") for the fiscal year ended December 31, 2000.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Following is a schedule of names and certain information regarding all of the directors and executive officers of the Company, as of April 20, 2001:

Name                       Age      Position
----                       ---      --------
G. Frank Joklik            72       Chairman of the Board and Chief Executive
                                    Officer

Donald L. Babinchak        65       President

James G. Baughman          44       Exploration Manager

Ian M. Cumming             60       Director

John C. Farmer             51       Chief Financial Officer, Secretary and
                                    Treasurer

Larry L. Lackey            65       Director of Exploration

Thomas E. Mara             55       Director

James P. Miscoll           66       Director

Herbert E. Scruggs         43       Director

Robert S. Shriver          46       Director

Joseph S. Steinberg        57       Director

Thomas G. White            57       Manager of Operations

         The executive officers of the Company serve at the pleasure of the Board of Directors.

         G. Frank Joklik became Chairman of the Board of the Company on June 30, 1998, and has been a director since June 6, 1995. Mr. Joklik served as President and Chief Executive Officer of the Company from November 1, 1995 through June 30, 1998. Concurrent with his appointment as Chairman of the Board, Mr. Joklik took a leave of absence from his position as President and Chief Executive Officer of the Company in order to fulfill his responsibilities to the Salt Lake Organizing Committee for the 2002 Olympic Winter Games. Mr. Joklik returned from the leave of absence to his position as Chief Executive Officer during the second quarter of 1999. Prior to joining the Company, Mr. Joklik was the President and Chief Executive Officer of Kennecott Corporation.

                                     III-1

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

         Ian M. Cumming was appointed to the Board in June 1995. Mr. Cumming has served as a Director and Chairman of the Board of Directors of Leucadia since 1978. He also serves as a Director for Skywest, Inc., Allcity Insurance Company and HomeFed Corporation.

         John C. Farmer was appointed Chief Financial Officer of the Company on June 30, 1998. Mr. Farmer has also served as the Company's Controller, Treasurer and Secretary since April 25, 1996. Mr. Farmer was formerly the Chief Financial Officer of Dyno Nobel Inc.

         Larry L. Lackey has been Director of Exploration for MK Gold since October 1, 1999. Mr. Lackey has also served as the Company"s Chief Geologist since August 23, 1995. He was formerly Regional Vice President-Central America and the Caribbean for Independence Mining Company, Inc.

         Thomas E. Mara was elected to the Board in February 2000. Mr. Mara has served as Executive Vice President of Leucadia since 1980 and as Treasurer since 1993. He also serves as a Director for Allcity Insurance Company.

         James P. Miscoll was elected to the Board in December 1993. Mr. Miscoll served as Vice Chairman, Bank of America from 1985 to 1992, when he retired from that position. Mr. Miscoll also serves as a Director for American International Group, Inc. (senior advisor), Motive Industries, Inc., 20th Century Industries and US Foodservice, Inc.

         Herbert E. Scruggs was elected to the Board on March 1, 2001. Mr. Scruggs has served as a Vice President of Leucadia since March 2000. He also serves as a Director of American Investment Bank and Allcity Insurance Company.

         Robert S. Shriver was elected to the Board in December 1993. Mr. Shriver has served as the Executive Director of Special Olympics Productions, Los Angeles, California, and as a financial advisor/investor since 1990. He also serves as a Director for MacAndrews & Forbes, Inc., and MAFCO Holdings, Inc.

         Joseph S. Steinberg was appointed to the Board in June 1995. Mr. Steinberg has served as a Director of Leucadia since 1978 and as President since 1979. He also serves as a Director for Allcity Insurance Company, Jordan Industries, Inc., and HomeFed Corporation.

         Thomas G. White has been the Manager of Operations for MK Gold since October 8, 1993. Prior to joining MK Gold, Mr. White served as a Mining Executive for the gold operations of Homestake Mining Co., located in San Francisco, California.

                                     III-2

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Exchange Act requires the Company's Executive Officers and Directors, and persons who beneficially own more than 10% of the outstanding shares of Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish the Company with copies. Based solely upon a review of the copies of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that for the year ended December 31, 2000 all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis, except that a Form 3 was filed late by Thomas E. Mara to report that he did not beneficially own any securities of the Company when he was elected to the Board of Directors.

                                     III-3

ITEM 11.  EXECUTIVE COMPENSATION

       The following table sets forth certain summary information concerning compensation paid by the Company and its subsidiaries to the Chief Executive Officer, the President and the Manager of Operations and Vice President of the Company (collectively, the "Named Executive Officers") for the years ended December 31, 2000, 1999 and 1998. No other executive officer of the Company received a total annual salary and bonus in excess of $100,000 during these periods.

                           Summary Compensation Table


-----------------------------------------------------------------------------------------------------
                                                                    Securities              All
Name and Principal             Fiscal Year          Salary          Underlying             Other
     Position                    Ended                ($)            Options           Compensation
                                                                       (#)                 ($)
-----------------------------------------------------------------------------------------------------
G. Frank Joklik                   12/31/00          150,000                  -            5,119/1/
Chief Executive Officer           12/31/99           73,269                  -           18,846
                                  12/31/98           80,769                  -           11,842


Donald L. Babinchak               12/31/00          130,000                  -             5,424/2/
President                         12/31/99          140,231                                5,395
                                  12/31/98          126,692             75,000             3,958


Thomas G. White                   12/31/00          128,000                  -             3,974/3/
Manager of Operations and         12/31/99          128,000                  -             5,051
Vice President                    12/31/98          128,616                                4,093

------------

/1/ Consists of 401(k) matching contributions of $3,883 and life insurance premiums of $1,236.

/2/ Consists of 401(k) matching contributions of $3,316 and life insurance premiums of $2,108.

/3/ Consists of 401(k) matching contributions of $3,200 and life insurance premiums of $774.

Stock Options

       No options to purchase Common Stock were granted to the Named Executive Officers during 2000. The Company has never granted any freestanding stock appreciation rights. None of the Named Executive Officers exercised any options during 2000.

       The following table provides information as to options exercised by each of the Named Executive Officers during 2000, and the value of options held by such Executives at December 31, 2000 measured in terms of the average sale price reported for Common Stock on December 29, 2000 ($0.961875, as reported on the OTC Bulletin Board).

                                     III-4

                       Aggregate Option Exercises in 2000
                         and Option Values at 12/31/2000

----------------------------------------------------------------------------------------------------------------------
                                                             Number of Securities
                               Shares                       Underlying Unexercised          Value of Unexercised
                              Acquired                      Options at December 31,        In-the-Money Options at
                                 On           Value                  2000                     December 31, 2000
                              Exercise      Realized                 (#)                             ($)
Name                             (#)           ($)        Exercisable/Unexercisable        Exercisable/Unexercisable
----------------------------------------------------------------------------------------------------------------------
G. Frank Joklik                      -             -              900,000/0                            -
Donald L. Babinchak                  -             -              250,000/0                       11,391/0
Thomas G. White                      -             -              125,000/0                            -


Employee Incentive Compensation and Savings Plans

       Executive Incentive Plan. The Company has an Executive Incentive Plan whereby key officers and employees of the Company may earn bonuses. Participants in the Executive Incentive Plan are selected by the Compensation Committee based on their level of responsibility, salary, and past and prospective contributions to the business and growth of the Company. Bonus payments are determined by MK Gold's Compensation Committee.

       Under the Executive Incentive Plan, cash awards may be made to individuals from an award fund established annually by the Company. The amount of the award fund will be based on criteria established by the Compensation Committee. The criteria may be described in terms of Company-wide objectives, such as net income, return on capital and cash flow, or such other or similar objectives which are related to performance. The amount of the award fund for any year may not in any event exceed 9.55% of the Company's net profit after taxes for such year. Each participant potentially may receive an award from the award fund up to a specified percentage of the participant's base salary, which percentage generally ranges from 20% to 50% depending on the participant's base salary and the participant's organizational duties. The Compensation Committee may modify individual awards but in no event may the Compensation Committee increase by more than 50% the award otherwise payable. Awards are subject to forfeiture if a participant's employment terminates prior to receipt of the award unless termination is due to retirement, death, permanent disability or, after a change in control of the Company, termination is by the Company for Cause (as defined in the plan) or is by the participant without Good Reason (as defined in the plan). No awards were made under the Executive Incentive Plan for the year ended December 31, 2000.

       Long-Term Incentive Plan. The Company has a Long-Term Incentive Plan whereby officers and employees of the Company may earn bonuses. Under the Long-Term Incentive Plan, cash awards may be made dependent on a comparison of the Company at the end of an initial 3-year period (ended December 31, 1996) and each rolling 3-year period thereafter against total shareholder return for other companies in the same industry. In the event of a change in control of the Company (as defined in the plan), each active participant would be entitled to receive a pro rata portion of the benefit payable under the plan for any pending performance period (based on 30-day average closing prices as of the month immediately preceding the month in which the change in control occurs) as soon as practicable following such change in control. No awards have been made under this Plan.

       Stock Incentive Plan. The Company has a Stock Incentive Plan, pursuant to which awards of stock options, stock appreciation rights and restricted stock may be made to officers and key employees. The

                                     III-5

Stock Incentive Plan is administered by the Compensation Committee, no voting member of which may be an employee of the Company or be eligible to receive awards under the Stock Incentive Plan. A maximum of 2,500,000 shares of Common Stock are authorized to be issued pursuant to the Stock Incentive Plan. As of April 20, 2001, awards covering 2,140,000 shares of Common Stock were outstanding under the Stock Incentive Plan and 231,234 shares were available for awards under the Stock Incentive Plan. Under the Stock Incentive Plan, awards are not considered to have been made with respect to options or stock appreciation rights that terminate without being exercised.

       Awards of restricted stock are subject to vesting requirements, and shares of restricted stock generally are not permitted to be sold, pledged, or otherwise disposed of during the period in which the restrictions exist. Shares of restricted stock otherwise carry full voting and dividend rights from the date of the award. Options awarded pursuant to the Stock Incentive Plan are subject to vesting requirements. Generally, the exercise price of all options granted under the Stock Incentive Plan is equal to the fair market value at the date of grant.

       Generally, options awarded under the Stock Incentive Plan have a term of 10 years, subject to acceleration in the event of a change in the control of the Company and in certain other events, including retirement after age 65, death, and disability. Pursuant to the Stock Incentive Plan, the Compensation Committee will review from time to time and may revise any of the foregoing vesting or other requirements as they apply to eligible participants.

       Savings Plan. The Company has adopted a tax-qualified retirement plan ("Savings Plan") with a salary deferral feature within the meaning of Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Employees of the Company and of certain affiliates are eligible to participate in the Savings Plan, provided, among other things, that they are at least 21 years of age and U.S. citizens or lawfully admitted residents.

       Pursuant to the salary deferral feature of the Savings Plan, each participant may elect to reduce his or her compensation by between 1% and 15%, but not more than $10,500 (for 2001) per year, adjusted for changes in the cost of living and subject to non-discrimination limits under the Code. The Company will contribute these compensation deferrals to the Savings Plan. The Company has also agreed to match 50% of the first 5% of eligible employee compensation deferrals to the Plan ("Company Matching Contributions"). The Company retains the right to make additional non-elective Company contributions to help satisfy federal non-discrimination requirements.

       Savings Plan deferrals (including Company Matching Contributions) are allocated to accounts in the name of the participants and invested at their direction in investment funds which have been chosen by the savings plan committee under the Savings Plan.

       A participant's retirement benefit under the Savings Plan is dependent upon the participant"s vested account balance at the time of distribution. The value of such account is dependent upon how well the participant invests his or her deferrals (including Company Matching Contributions) over the period of time he or she participates in the Savings Plan. Compensation deferrals are always fully vested. Company Matching Contributions are fully vested upon completion of one year of service, or attainment of age 65, death or total disability.

       Distribution of the vested balance of a participant's account is to be made in a single cash payment within one year after termination of employment, reaching age 65 or death, unless the account balance exceeds $5,000, in which case distribution is made at age 65 or earlier if the participant consents.

                                     III-6

Director Compensation

       Cash Compensation. Directors receive a fee of $7,500 per year, plus $500 for each Board meeting attended, and $250 for each standing committee meeting attended. Directors are also reimbursed by the Company for reasonable and necessary expenses incurred in connection with their services as Directors of the Company. The Company does not have any consulting agreements with its Directors and no Director received compensation for consulting services during 2000.

       Stock Option Plan for Non-Employee Directors. The Company has a Stock Option Plan for Non-Employee Directors, the purpose of which is to encourage the highest level of performance from those members of the Board of Directors who are not employees of the Company by providing such non-employee Directors with a proprietary interest in the financial success of the Company. Under the plan, the Company may grant non-employee Directors discounted options to purchase shares of Common Stock. The plan was amended at the 1994 Annual Meeting to increase the number of options granted to each Non-Employee Director from 15,000 to 30,000. Following such amendment, the Company"s nonemployee Directors held options as follows: (i) James P. Miscoll -- 30,000 shares; and (ii) Robert S. Shriver -- 15,000 shares. Mr. Shriver declined to accept the additional option grant of 15,000 shares authorized at the 1994 Annual Meeting. Upon their election to the Board of Directors in June 1995, each of Messrs. Cumming and Steinberg were granted an option under the Stock Option Plan for Non-Employee Directors to purchase 30,000 shares of Common Stock. Upon his election to the Board of Directors in February 2000, Mr. Mara was granted options under the Stock Option Plan for Non-Employee Directors to purchase 30,000 shares of Common Stock. Effective August 14, 2000, Messrs. Cumming, Mara and Steinberg entered into Stock Option Termination Agreements with the Company, pursuant to which their options were terminated. Upon his election to the Board of Directors in March 2001, Mr. Scruggs was not granted any options under the Stock Option Plan for Non-Employee Directors.

       With respect to the foregoing options, options for 15,000 shares were granted to each of Messrs. Shriver and Miscoll on December 17, 1993 at an exercise price of $3.09375 per share, all of which have vested in accordance with their terms. In addition, options for 15,000 shares were granted to Mr. Miscoll on July 14, 1994, at an exercise price of $2.71880 per share, all of which have vested in accordance with their terms. Options for 30,000 shares were granted to each of Messrs. Cumming and Steinberg on June 6, 1995, at an exercise price of $1.81 per share, all of which had vested in accordance with their terms prior to their termination. Options for 30,000 shares were granted to Mr. Mara on February 28, 2000, at an exercise price of $.4925 per share, none of which had vested prior to their termination.

       The purchase price per share for shares covered by each option award under the Stock Option Plan for Non-Employee Directors is equal to 50% of the fair market value per share of Common Stock on the date of grant. Options granted under the plan are non-transferable and non-assignable by the participant other than by will or by the laws of descent and distribution. The options granted under the plan vest over a three-year period in annual increments of one-third on each anniversary of the date of grant for participants who continue to serve on the Board of Directors. If a participant ceases to be a member of the Board of Directors for any reason except termination for cause, all vested options then held are exercisable for a period of three years and all unvested options terminate 30 days after the participant ceases to be a member of the Board of Directors. If a participant is terminated for cause, all vested options are exercisable for a period of 30 days and all unvested options automatically terminate.

       Certain options held by former directors of the Company remain outstanding, including options for 30,000 shares of Common Stock at an exercise price of $3.09375 and options for 15,000 shares of Common Stock at an exercise price of $2.71880, all of which have vested in accordance with their terms. Unless

                                     III-7
exercised, options for 15,000 shares at an exercise price of $3.09375 will expire on December 17, 2003, and the remaining options will expire on August 30, 2002.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       The Compensation Committee consists of three non-employee Directors. During the year ended December 31, 2000, the members of the Compensation Committee were Robert V. Hansberger (Chairman), and Messrs. Miscoll and Shriver. Mr. Hansberger resigned from the Board of Directors on January 31, 2001. During the last fiscal year, no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) or as a director of another entity, one of whose executive officers served as a member of the compensation committee or as a director of the Company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding persons known by the Company to beneficially own, as defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), more than 5% of Common Stock as of April 20, 2001, based solely on information regarding such ownership available to the Company in filings by such beneficial owners with the SEC on Schedules 13D and 13G. The following table also sets forth information regarding beneficial ownership of Common Stock as of April 20, 2001 by the Directors and the Named Executive Officers (as defined below) and by the Directors and Executive Officers as a group. Except as set forth in the footnotes below, all such persons possess sole voting and investment power with respect to the shares listed.

                                     III-8

-----------------------------------------------------------------------------------------------------
                                                    Number of
                                                    Shares and
                                                    Nature of      Right to Acquire        Percent
Name and Address                                    Beneficial      Within 60 Days           Of
of Beneficial Owner                                Ownership(a)    of April 20, 2001       Class(b)
-----------------------------------------------------------------------------------------------------

Certain Beneficial Owners:
Leucadia National Corporation
315 Park Avenue South
New York, NY  10010                                  27,212,735                    -           72.9

Group consisting of:
 Special Situations Fund III, L.P.,
 Special Situations Cayman Fund, L.P.,
 MGP Advisors Limited Partnership,
 AWM Investment Company, Inc.
 Austin W. Marxe and
 David Greenhouse
 153 East 53 Street                                  3,356,000                     -            8.9
 New York, New York 10022(c)

Directors:

H.E. Scruggs                                                 -                     -              -

T.E. Mara                                                    -                     -              -

J.P. Miscoll(d)                                         82,100                30,000              *

R.S. Shriver                                            60,000                15,000              *

I.M. Cumming(e)                                              -                     -              -

J.S. Steinberg(e)                                            -                     -              -

G.F. Joklik                                          1,000,000               900,000            2.7

Nondirector Named Executive Officers:

D.L. Babinchak                                         260,000               250,000              *

T.G. White                                             131,575               125,000              *

All Directors and Executive Officers as a
Group (12 persons)                                   2,055,675             1,795,000            5.5

------------
*    Less than 1%

(a) Amounts in Column 2 include shares listed in Column 3. For purposes of this table, shares are considered to be beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire the beneficial ownership of the shares within 60 days of April 20, 2001. Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

(b) The percentages shown are calculated based upon the shares indicated in column (2).

                                     III-9

(c) According to a Statement on Schedule 13G dated February 14, 2001, 3,356,000 shares are beneficially owned by Austin W. Marxe and David Greenhouse, which consist of 2,522,000 shares beneficially owned by Special Situations Fund III, L.P. and 834,000 shares beneficially owned by Special Situations Cayman Fund, L.P.

(d) Includes 52,100 shares beneficially owned by the J. P. Miscoll and I. Miscoll Trust, dated November 11, 1991, Ingeburg Miscoll, Trustee.

(e) Although neither Mr. Cumming nor Mr. Steinberg directly owns any shares of the Company, by virtue of their respective approximately 18.2% and 16.7% interests in Leucadia, each may be deemed to be the beneficial owner of a proportionate number of the shares of the Company beneficially owned by Leucadia. Mr. Cumming and Mr. Steinberg have an oral agreement pursuant to which they will consult with each other as to the election of a mutually acceptable Board of Directors of Leucadia.

                                     III-10

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Four of the Directors of the Company are affiliated with Leucadia, which owns 72.9% of the outstanding shares of Common Stock: Mr. Cumming is Chairman of the Board and a principal shareholder of Leucadia; Mr. Steinberg is a Director, President and a principal shareholder of Leucadia; Mr. Mara is Executive Vice President and Treasurer of Leucadia; and Mr. Scruggs is a Vice President of Leucadia.

         In March 1998, the Company entered into a $20 million credit agreement (the "Credit Facility") with Leucadia. The Credit Facility may be terminated on December 15 of any year, provided Leucadia notifies the Company of such termination prior to September 15 of such year. The Credit Facility will expire on April 1, 2002, unless terminated earlier. The Credit Facility was amended, effective March 1, 2000, to increase the credit limit to $30 million. At December 31, 2000, the Company had outstanding borrowings under the Credit Facility of $23.3 million. Loans outstanding under the Credit Facility bear interest equal to the prime rate, payable quarterly. At December 31, 2000, the published prime rate was 9.5%. In addition, the Company is required to pay a commitment fee to Leucadia equal to 0.375% per annum of the available balance under the Credit Facility, payable quarterly. Total interest and commitment fees paid by the Company to Leucadia during 2000 pursuant to the Credit Facility were $1,933,000.

                                     III-11

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MK GOLD COMPANY


                                       By: /s/ John C. Farmer
                                          -------------------------------------
                                          John C. Farmer
                                          Chief Financial Officer and Secretary
                                          (Principal Financial and Accounting
                                          Officer)

Date:  April 30, 2001