Form 10-Q
period 2001-03-31
MK GOLD CO
filed 2001-05-15
CIK 913586

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                _______________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2001
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____ to ____

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

Yes   X    No _____
    -----

On May 10, 2001, there were 37,357,500 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     As more fully described in the accompanying notes, the unaudited interim consolidated financial statements contained in this report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 ("2000 10-K"). The 2000 10-K contains information relevant to an analysis of the financial information contained in this report and for purposes of comparing the Company's results of operations for the three months ended March 31, 2001 with the same period in the prior year.

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars except per share data)
________________________________________________________________________________

                                                       Three Months Ended
                                                             March 31,
                                                           (Unaudited)
                                                      2001             2000
                                                   -----------      -----------
REVENUE:
  Product sales                                    $       970      $     2,565
  Mining services                                        1,080            2,218
                                                   -----------      -----------
Total revenue                                            2,050            4,783
                                                   -----------      -----------

OPERATING EXPENSES:
  Product sales                                            656            2,136
  Mining services                                          971            1,893
                                                   -----------      -----------
Total operating expenses                                 1,627            4,029
                                                   -----------      -----------

GROSS PROFIT                                               423              754

Exploration costs                                         (189)            (285)
General and administrative expenses                       (788)            (357)
                                                   -----------      -----------

INCOME (LOSS) FROM OPERATIONS                             (554)             112

Gain on sale of assets                                       -                8
Equity in loss of unconsolidated affiliate                (107)               -
Investment income and dividends, net                        44               91
Interest expense                                            (5)               -
                                                   -----------      -----------

Income (loss) before income taxes                         (622)             211
Income tax provision                                       (41)             (40)
                                                   -----------      -----------

Net income (loss)                                  $      (663)     $       171
                                                   -----------      -----------

Basic and diluted income (loss) per share          $     (0.02)     $      0.01
                                                   ===========      ===========
Basic weighted average shares used to compute
 income (loss) per common share                     37,320,000       37,320,000

Diluted weighted average shares used to compute
 income (loss) per common share                     37,337,084       37,320,000


The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars except per share data)
________________________________________________________________________________

ASSETS                                       March 31,          December 31,
                                               2001                2000
                                            (Unaudited)
                                            -----------         -----------
CURRENT ASSETS:

Cash and cash equivalents                   $    737            $    999

Gold bullion held for sale                     1,581                 590

Receivables                                    1,167               1,542

Inventories:

  Ore and in process                           1,226               1,288

  Materials and supplies                         442                 462

Deferred income taxes                             69                 110

Other                                            146                 225
                                            -----------         -----------

     Total current assets                      5,368               5,216
                                            -----------         -----------

Property, plant and mine development, net     52,228              53,506

Investment in unconsolidated affiliate           193                 300

Restricted investment securities                 856                 858

Restricted cash                                  503                 443
                                            -----------         -----------

TOTAL ASSETS                                $ 59,148            $ 60,323
                                            ===========         ===========


                                                                     (continued)

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars except per share data)
________________________________________________________________________________


LIABILITIES AND STOCKHOLDERS' EQUITY             March 31,          December 31,
                                                   2001                2000
                                                (Unaudited)
                                                -----------         -----------


CURRENT LIABILITIES:

Accounts payable                                $     856           $     968

Current portion of mine closure liabilities           212                 214

Other accrued liabilities                             813                 643
                                                -----------         -----------

  Total current liabilities                         1,881               1,825

Mine closure and reclamation liabilities            1,134               1,078

Deferred revenue                                      300                 485

Deferred income tax liability                       3,967               3,967

Line of credit--Leucadia National Corporation      25,300              23,300
                                                -----------         -----------

Total liabilities                                  32,582              30,655
                                                -----------         -----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Common stock, par value $.01, 37,320,000 shares
issued and outstanding at March 31, 2001 and
December 31, 2000                                     373                 373

Capital in excess of par value                     82,773              82,773

Accumulated deficit                               (50,318)            (49,655)

Accumulated other comprehensive loss               (6,262)             (3,823)
                                                -----------         -----------

Total stockholders' equity                         26,566              29,668
                                                -----------         -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  59,148           $  60,323
                                                ===========         ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                                                     (concluded)

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
________________________________________________________________________________

                                                                               Three Months Ended
                                                                                    March 31,
                                                                              2001            2000
                                                                           (Unaudited)     (Unaudited)
                                                                           -----------     -----------
OPERATING ACTIVITIES:
Net income (loss)                                                          $     (663)     $      171
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
Equity in loss of unconsolidated affiliate                                        107               -
Deferred income taxes                                                              41              40
Depreciation, depletion, and amortization                                         209             216
Amortization of premium on investment securities                                    2               -
Gain on sale of assets                                                              -              (8)
Changes in operating assets and liabilities:
        Gold bullion held for sale                                               (991)            140
        Receivables                                                               375             659
        Inventories                                                                82            (168)
        Other assets                                                               79              51
        Restricted cash                                                           (60)            (57)
        Deferred revenue                                                         (185)           (298)
        Accounts payable and other accrued liabilities                             58             831
        Mine closure and reclamation liabilities                                   54             (25)
                                                                           -----------     -----------
Total adjustments                                                                (229)          1,381
                                                                           -----------     -----------

Net cash provided (used) by operating activities                                 (892)          1,552
                                                                           -----------     -----------

INVESTING ACTIVITIES:
Additions to property, plant and mine development                              (1,406)         (2,743)
Proceeds from sale of property, plant and mine development                          7              44
Proceeds from sale of investment securities                                         -             492
                                                                           -----------     -----------
Net cash used by investing activities                                          (1,399)         (2,207)
                                                                           -----------     -----------

FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreement--Leucadia National Corp.          2,000               -
                                                                           -----------     -----------

Net cash provided by financing activities                                       2,000               -
                                                                           -----------     -----------

EFFECT OF EXCHANGE RATES ON CASH                                                   29             (74)
                                                                           -----------     -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                            (262)           (729)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  999           7,126
                                                                           -----------     -----------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                             $      737      $    6,397
                                                                           ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                              $        5      $        -
Income taxes paid (received), net                                          $        _      $        -

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands)
________________________________________________________________________________

1.   UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2000, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 ("2000 10-K"). The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2000 was extracted from the audited consolidated financial statements contained in the 2000 10-K and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.

2.   RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

3.   MINING JOINT VENTURES

     The Company owns a 25% undivided interest in the Castle Mountain Venture ("CMV"), which operates a gold mine in San Bernardino County, California.
The results for the CMV have been proportionally reflected in the accompanying consolidated financial statements. During the second quarter 2001, mining operations are expected to cease and mine closure and reclamation activities are expected to begin.

     The Company owns a 53% interest in the American Girl Mining Joint Venture ("AGMJV"), which, prior to September 1996, operated a gold mine in Imperial County, California. After an extensive review of the operations at the AGMJV, the Company determined that continued operation at the AGMJV could not be economically justified. On September 5, 1996, the Company announced the suspension of operations at the AGMJV and subsequently began mine closure and reclamation operations. Mine closure and reclamation activities were completed in February 2000.

4.   UNCONSOLIDATED AFFILIATE

     In July 2000, the Company became a limited partner in Peru Exploration Venture LLLP. The general partner is Bear Creek Mining Company. The principal objective of the partnership is to acquire precious and base metals properties in Peru. The Company accounts for this investment using the equity method of accounting. The Company's commitment to the partnership is $1,000 over a two-year period, $500 of which was funded as of March 31, 2001. The Company's share of loss from the partnership for the three months ended March 31, 2001 was $107.

5.   PROJECT DEVELOPMENT

     The Company, through its wholly owned subsidiary Cobre Las Cruces, S.A. ("CLC"), owns the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain ("Las Cruces"). In the first quarter of 2001, a feasibility study, completed by Bechtel International, Inc., was accepted by the Company's Board of Directors and management was authorized to proceed with the next stage of the project, which includes permitting and project financing. In conjunction with an application for a mining concession, the feasibility study and environmental impact study were submitted to regional authorities for the Government of Andalusia during March 2001.

     Las Cruces was acquired by the Company on September 1, 1999 from Rio Tinto plc. Because a preliminary feasibility study, prepared by Rio Tinto in 1998, indicated that Las Cruces was economically viable, all development costs since the date of acquisition, including costs for the feasibility study have been capitalized. The principal source of funding for project development has been the Company's $30 million Credit Facility with Leucadia National Corporation ("Leucadia"). While the Company believes that it will be able to obtain financing for Las Cruces, no assurances can be given that such financing will be available or that the Company will be able to obtain such financing on favorable terms.

6.   INDUSTRY SEGMENT INFORMATION

     The Company is not economically dependent on a limited number of customers for the sale of its gold because gold commodity markets are well-developed worldwide. The Company operates primarily in three industry segments, gold sales, copper project and mining services. Mining service revenues are derived from one customer, the CMV. During 1999, the Company acquired Las Cruces, which is a copper project in the development stage.

                                           Three Months Ended
                                           ------------------
                                                March 31,
                                                --------
                                          2001            2000
                                        --------        --------
Revenue:
  Gold sales                            $    970        $  2,565
  Mining services                          1,440           2,957
  Corporate and eliminations                (360)           (739)
                                        --------        --------
Total revenue                           $  2,050        $  4,783
                                        ========        ========

Gross profit:
  Gold sales                            $    314        $    429
  Mining services                            109             325
  Corporate and eliminations                   -               -
                                        --------        --------
Total gross profit                      $    423        $    754
                                        ========        ========

Identifiable assets:
  Gold sales                            $  4,131        $  5,587
  Copper project                          52,264          47,149
  Mining services                            780           1,273
  Corporate and eliminations               1,973           5,115
                                        --------        --------
Total assets                            $ 59,148        $ 59,124
                                        ========        ========

Capital expenditures:
  Gold sales                            $      -        $     29
  Copper project                           1,381           2,714
  Mining services                             19               -
  Corporate and eliminations                   6               -
                                        --------        --------
Total capital expenditures              $  1,406        $  2,743
                                        ========        ========

7.   RELATED PARTY TRANSACTIONS

     For the quarters ended March 31, 2001 and 2000, approximately $530 and $439, respectively, in interest and commitment fees were paid to Leucadia under the Credit Facility. Approximately $525 and $439, respectively, in interest relating to the Las Cruces Project were capitalized.

8.   LEGAL CONTINGENCIES

     The Company was a plaintiff in an action styled MK Gold Company v. Morrison Knudsen Corporation, No. 2:96CV00935, instituted October 8, 1996. In this case, which was pending in the United States District Court for the District of Utah, MK Gold sued Morrison Knudsen Corporation for breach of a noncompete agreement.

     On April 13, 2001, the Company entered into a settlement agreement with Washington Group International, Inc. (formerly known as Morrison Knudsen Corporation) in connection with this litigation. Under this agreement, the terms of which are confidential, this litigation was dismissed with prejudice by court order pursuant to a settlement that was mutually agreeable to the parties.

9.   ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards Board ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," became effective for the Company on January 1, 2001. Because the Company's open forward sales contracts at December 31, 2000 were insignificant, the adoption of SFAS No. 133 did not have a significant effect on the earnings and financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 ("2000 10-K"). This section contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's plans, objectives, goals, strategies and financial performance. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Cautionary Statement for Forward-Looking Information" below and elsewhere in this report.

General

     On September 1, 1999, the Company acquired the entire share capital and subordinated debt of Riomin Exploraciones S.A. from Rio Tinto plc ("Rio Tinto"). Subsequent to the acquisition, the name of Riomin Exploraciones, S.A. was changed to Cobre Las Cruces, S.A. ("CLC"). CLC holds mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain ("Las Cruces"). Las Cruces is located in southern Spain in an area having a well-developed infrastructure, which will satisfy Las Cruces' needs for water, power and transportation.

     The aggregate purchase price for the acquisition of CLC was $42,000,000 in cash. In addition, Rio Tinto will be entitled to receive a 1.5% royalty on any copper sales from Las Cruces at a price exceeding $0.80 per pound. The Company obtained funding for the acquisition of CLC through (i) borrowings of $20,000,000 pursuant to its existing credit agreement with Leucadia, (ii) the sale of 18,058,635 shares of its authorized but unissued shares of common stock to Leucadia for $15,806,723 and (iii) $6,193,277 from the Company's working capital.

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

     The Las Cruces ore reserve consists principally of pyrite enriched with chalocite, covellite and lesser amounts of chalcopyrite and tetrahedrite. The underlying primary mineralization is of lower grade and consists of pyrite, chalcopyrite, sphalerite and galena. The ore reserve, based on an assumed copper price of $.80 per pound, is estimated at 15.8 million tonnes estimated to contain 5.94% copper based.

     A feasibility study ("Feasibility Study") has been completed by Bechtel International, Inc. ("Bechtel"). The Feasibility Study incorporated the results of an environmental impact study ("EIS") completed by FRASA Ingenieros Consultores, a team of national and international experts based in Madrid.

     Environmental considerations have been given highest priority in project design and development. Waste dumps will be continually contoured to enhance the appearance of Las Cruces. Protection of the water resources of the area affected by the mine has been carefully studied and planned. Water Management Consultants developed the water management plan, including the extraction system for dewatering the overlying sand aquifer and re-injection into the aquifer. Water needed to process the ore will be pumped 15 kilometers from a sewage processing plant and treated before use.

     Las Cruces will be an open pit mine with onsite processing of ore. The high copper grade in the chalcocite mineralization allows the use of an environmentally friendly hydrometallurgical processing method. The ore will be crushed and ground using conventional technology. The hydrometallurgical process consists of atmospheric leaching followed by low pressure and low temperature autoclave processing. The dissolved copper is recovered by solvent extraction and electrowinning to produce cathode copper of LME Grade A quality. Bechtel provided the process engineering design, incorporating the work done by other contractors.

     Dynatec Corporation conducted the process test work, including several pilot plant runs, and designed the leaching and neutralization circuits. Plant design will allow the production of up to 72,000 tonnes per year of cathode copper. Ore throughput will be 3,500 tonnes per day at an average copper recovery of 89%. Tailings from the process will be filtered, producing a nearly dry material that will be progressively encapsulated in the nearly impervious marl. Dry tailings encapsulation eliminates the need for conventional tailings dams with their associated risk of failure. AGRA Earth & Environmental Limited performed the tailings studies and engineering.

     The capital estimate for Las Cruces is $289 million including working capital, land purchases, and contingencies, but excluding interest and other financing costs. The cash operating cost per pound of copper produced is expected to average less than $0.33. Bechtel established an engineering and construction schedule, which will require approximately 23 months following receipt of the mining concession.

     The Company has submitted a mining concession application accompanied by the EIS. Mining at Las Cruces will be subject to permitting, obtaining financing, engineering and construction. Although the Company believes necessary permitting for Las Cruces will be obtained, the Company cannot guarantee that such will be the case, and no assurance can be given that the Company will obtain financing for Las Cruces. Further, there may be other political and economic circumstances that could prevent Las Cruces from being developed.

                             Results of Operations

     Gold Production. The Company's attributable share of gold production at the Castle Mountain Venture ("CMV") for the three months ended March 31, 2001 was 6,539 ounces, compared to 6,624 ounces for the three months ended March 31, 2000. This represents a 1% decrease in production totaling 85 ounces. The decrease in production is attributable to lower volumes of ore being mined at the CMV.

     Product sales revenue for the three month period ended March 31, 2001 was $1.0 million, compared to $2.6 million for the same period in 2000. Product sales revenue for the three months ended March 31, 2001 and 2000 includes the recognition of $.2 million and $.3 million of deferred revenue, respectively. During the three months ended March 31, 2001, 900 ounces of gold were delivered under forward sales contracts and 2,000 ounces were sold on the spot market. During the three months ended March 31, 2000, 7,100 ounces of gold were sold under forward sales contracts and no ounces were sold on the spot market. The low product sales revenue in 2001 was the result of management's decision not to sell all of its available gold due to depressed gold prices.

     Revenue from mining services for the three months ended March 31, 2001 decreased approximately 51% to $1.1 million, compared to $2.2 million for the three months ended March 31, 2000. Revenues decreased due to fewer tons mined compared to the first quarter of 2000. In March 2000, the mining rate at the CMV was reduced for the remainder of the mine life in order to avoid the stockpiling of ore.

     Hedging Activity. For the three month period ended March 31, 2001, the average price realized per ounce of gold was $272, compared to $319 per ounce for the three months ended March 31, 2000. The average spot price for the three month period ended March 31, 2001 was $264 per ounce. The Company has the ability to extend forward positions into the future. The Company had no ounces of gold sold under forward sales contracts as of March 31, 2001.

     Gross Profit. The Company recognized gross profit from product sales of $.3 million for the first quarter of 2001 compared to $.4 million for the same period in 2000, representing a decrease of $.1 million. The decrease is due to fewer ounces sold at lower realized gold prices due to depressed spot prices. The impact on gross profit of fewer ounces sold at lower realized gold prices was partially mitigated by reduced production costs.

     Gross profit from contract mining operations for the three months ended March 31, 2001 decreased $.2 million compared to the same period in 2000 as a result of a reduction in tons mined. In March 2000, the mining rate at the CMV was reduced for the remainder of the mine life in order to avoid the stockpiling of ore.

     Exploration Costs. Exploration costs for the quarter ended March 31, 2001 were $.2 million, a decrease of 34% compared to $.3 million for the same period in 2000. The decrease in expenditures is due to no drilling activities in 2001 on properties being evaluated.

     Unconsolidated Affiliate. In July 2000, the Company became a limited partner in Peru Exploration Venture LLLP. The general partner is Bear Creek Mining Company. The principal objective of the partnership is to acquire precious and base metals properties in Peru. The Company accounts for this investment using the equity method of accounting. The Company's commitment to the partnership is $1.0 million over a two-year period, $.5 million of which was funded as of March 31, 2001. The Company's share of loss from the partnership for the three months ended March 31, 2001 was $.11 million.

     General and Administrative Expenses. General and administrative expenses increased 121% for the three month period ended March 31, 2001, compared to the same period in 2000. The increase in expenses is due to increased legal and non-recurring payroll related costs.

                        Liquidity and Capital Resources

     The Company's principal sources of funds are its available resources of cash and cash equivalents, cash generated from mining operations and contract mining services, and its credit facility. At March 31, 2001, the Company had cash and cash equivalents of $.7 million and gold bullion of $1.6 million, representing an increase in cash and cash equivalents and gold bullion of $.7 million from December 31, 2000.

     In March 1998, the Company entered into a $20 million credit agreement ("Credit Facility") with Leucadia. Effective March 1, 2000, the Credit Facility was amended to increase the amount of the facility to $30 million. Effective December 31, 2000, the Credit Facility was amended to extend the expiration to April 1, 2002. The Credit Facility may be terminated on December 15 of any year, provided Leucadia notifies the Company of such termination prior to September 15 of such year. At March 31, 2001, the Company had outstanding borrowings under the Credit Facility of $25.3 million. Loans outstanding under the Credit Facility bear interest equal to the prime rate and interest and commitment fees are payable quarterly. The prime rate at March 31, 2001 was 8.0%.

     Net cash used by operating activities was $.9 million for the three months ended March 31, 2001 compared to net cash provided by operating activities of $1.6 million for the same period in 2000. The Company expects that its cash and cash equivalents, operating cash flows and available borrowings on its credit agreement will be sufficient to cover operating expenses into 2002. However, the Company's cash resources will not be sufficient to cover all projected expenses necessary to commence mining at Las Cruces. A feasibility study, completed by Bechtel International, Inc., estimated the capital cost would be approximately $289 million to bring the mine into production.

     The Company is exploring various financing alternatives for projected costs and expenses associated with Las Cruces. The Company will not be able to fund Las Cruces solely from debt financing; a significant amount of the funds will need to be raised from new, and as yet unidentified, equity investors. The Company's current plans contemplate securing equity financing for 30% to 50% of Las Cruces capital requirements. Debt financing is expected to be primarily funded through a syndicated project financing facility utilizing a lead international bank experienced in mining project financing. Other sources of financing are also being considered, including product off-take agreements, supplier financing and equipment leasing. While the Company believes that it will be able to obtain financing for Las Cruces, no assurances can be given that such financing will be available or that the Company will be able to obtain such financing on favorable terms.

     The Company's current sources of funds available to fund new mining projects are limited. The Company utilized a significant portion of its existing sources of funds to acquire CLC for $42 million in September 1999. Accordingly, the ability of the Company to commence new mining projects may be dependent upon the Company's ability to obtain additional sources of funds to finance any such mining projects. While the Company believes that it will be able to obtain financing for new mining projects through project financing or otherwise, no assurances can be given that such financing will be available or that the Company will be able to obtain such financing on favorable terms.

     Additions to property, plant and mine development totaled $1.4 million for the three months ended March 31, 2001, compared to $2.7 million for the same period in 2000. For all periods presented, additions to property, plant and mine development consisted of (i) mine development expenditures; (ii) construction expenditures for buildings, machinery, plant and equipment; and (iii) expenditures for mobile mining service equipment. Development costs incurred on Las Cruces, including the costs of a feasibility study, are capitalized and are reflected as investing activities in the Consolidated Statements of Cash Flows. The principal source of funds used by the Company to fund project development at Las Cruces was the Credit Facility with Leucadia.

     Upon completion of production at a mine, the Company must make expenditures for reclamation and closure of the mine. The Company provides for future reclamation and mine closure liabilities on a units-of-production basis. At March 31, 2001, $1.3 million was accrued for such costs. In addition to the accruals, the Company and Viceroy are depositing cash in a separate fund to cover future reclamation costs at the CMV properties. The Company reviews the adequacy of its reclamation and mine closure liabilities in light of current laws and regulations and adjusts its liabilities as necessary.

     In October 1998, the Company announced a share repurchase program. The Board of Directors of the Company authorized the repurchase of up to 2 million shares. As of March 31, 2001, 173,700 shares had been repurchased by the Company under the repurchase program.

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

     There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. These risks include, but are not limited to, the volatility of gold prices, imprecision of reserve estimates, risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental regulation, mining risks and competition. Each of these risks and certain other uncertainties are discussed in more detail in the 2000 10-K. There may also be other factors, including those discussed elsewhere in this report, that may cause the Company's actual results to differ materially from the forward-looking statements. Any forward-looking statements made by or on behalf of the Company should be considered in light of these factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See note 1 to the Company's Consolidated Financial Statements in the 2000 10-K and note 9 above for additional information regarding the Company's precious metals hedging program and adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities."

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

     At March 31, 2001, the Company had no forward sales contracts outstanding.

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

                        Other Financial Instrument Risk

     At March 31, 2001, the Company had borrowed $25.3 million under the Credit Facility. The Credit Facility carries a variable interest rate equal to the prime rate. At March 31, 2001 the prime rate was 8%. The Credit Facility will expire on April 1, 2002, unless terminated earlier. The Credit Facility may be terminated by Leucadia on December 15 of any year, provided Leucadia notifies the Company of such termination prior to September 15 of such year. The Company has not undertaken any hedging activities with respect to the Credit Facility.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company was a plaintiff in an action styled MK Gold Company v. Morrison Knudsen Corporation, No. 2:96CV00935, instituted October 8, 1996. In this case, which was pending in the United States District Court for the District of Utah, in which MK Gold sued Morrison Knudsen Corporation for breach of a noncompete agreement.

     On April 13, 2001, the Company entered into a settlement agreement with Washington Group International, Inc. (formerly known as Morrison Knudsen Corporation) in connection with this litigation. Under this agreement, the terms of which are confidential, this litigation was dismissed with prejudice by court order pursuant to a settlement that was mutually agreeable to the parties.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed with this report.

     10  Amendment No. 3 to Stock Option Plan for Non-Employee Directors.

     (b) No report on Form 8-K was filed during the quarter for which this report is filed.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MK GOLD COMPANY



                                /s/ John C. Farmer
                                ------------------------------------------------
                                JOHN C. FARMER
                                Chief Financial Officer, Secretary and Treasurer (Authorized Signatory and
                                Principal Financial and Accounting Officer)



Date:  May 15, 2001

                               INDEX TO EXHIBITS

Exhibits

10  Amendment No. 3 to Stock Option Plan for Non-Employee Directors.