Form 10-Q
period 2001-06-30
MK GOLD CO
filed 2001-08-14
CIK 913586

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ____________

                                   FORM 10-Q


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2001
                                      OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____ to ____

                          Commission File No. 0-23042



                                MK GOLD COMPANY
              (Exact name of registrant as specified in charter)



          Delaware                                             82-0487047
-------------------------------                           ---------------------
(State or other jurisdiction of                           (I. R. S. Employer
incorporation or organization)                            Identification No.)



                       60 East South Temple, Suite 2100
                          Salt Lake City, Utah 84111
                               (801) 297-6900
                        ------------------------------
         (Address of principal executive offices and telephone number)



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              -

         On August 8, 2001, there were 37,357,500 outstanding shares of the Registrant's Common Stock, par value $.01 per share.


================================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

         As more fully described in the accompanying notes, the unaudited interim consolidated financial statements contained in this report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 ("2000 10-K"). The 2000 10-K contains information relevant to an analysis of the financial information contained in this report and for purposes of comparing the Company's results of operations for the three and six month periods ended June 30, 2001 with the same periods in the prior year.

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars except per share data)

--------------------------------------------------------------------------------

                                                       Three Months Ended                     Six Months Ended
                                                             June 30                              June 30
                                                           (Unaudited)                          (Unaudited)
                                                     2001               2000              2001               2000
                                                ----------------------------------    ---------------------------------
REVENUE:
     Product sales                              $     2,833       $      3,463       $      3,803      $      6,028
     Mining services                                    217              1,256              1,297             3,474
                                                -----------       ------------       ------------      ------------
Total revenue                                         3,050              4,719              5,100             9,502

OPERATING EXPENSES:
     Product sales                                    2,910              2,405              3,566             4,541
     Mining services                                    344              1,104              1,315             2,997
                                                -----------       ------------       ------------      -----------
Total operating expenses                              3,254              3,509              4,881             7,538

GROSS PROFIT (LOSS)                                    (204)             1,210                219             1,964

Exploration costs                                      (215)              (259)              (404)             (544)
General and administrative expenses                    (447)              (431)            (1,235)             (788)
                                                -----------       ------------       ------------      ------------

INCOME (LOSS) FROM OPERATIONS                          (866)               520             (1,420)              632

Gain on sale of assets                                  100                  7                100                15
Equity in loss of unconsolidated affiliate             (125)                 -               (232)                -
Litigation settlement                                   566                  -                566                 -
Investment income and dividends, net                     32                126                 76               217
Interest expense                                         (4)                 -                 (9)                -
                                                -----------       ------------       ------------      ------------

Income (loss) before income taxes                      (297)               653               (919)              864
Income tax provision                                    (41)               (39)               (82)              (79)
                                                -----------       ------------       ------------      ------------

Net income (loss)                               $      (338)      $       614        $     (1,001)     $        785
                                                ===========       ===========        ============      ============

Basic and diluted income (loss) per share       $     (0.01)      $      0.02        $      (0.03)     $       0.02

Basic weighted average shares used to compute
   income (loss) per common share                37,350,495         37,320,000         37,335,331        37,320,000

Diluted weighted average shares used to
   compute income (loss) per common share        37,366,311         37,320,000         37,351,148        37,320,000

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars except per share data)

--------------------------------------------------------------------------------

                                                        June 30, 2001       December 31,
ASSETS                                                  (Unaudited)             2000
                                                        --------------    -----------------
CURRENT ASSETS:

Cash and cash equivalents                               $     2,216       $       999

Gold bullion held for sale                                      485               590

Receivables                                                     448             1,542

Inventories:

     Ore and in process                                         918             1,288

     Materials and supplies                                     400               462

Deferred income taxes                                            28               110

Other                                                           139               225
                                                        --------------    -----------------

     Total current assets                                     4,634             5,216
                                                        --------------    -----------------

Mining properties, plant and mine development, net           52,210            53,506

Investment in unconsolidated affiliate                          318               300

Restricted investment securities                                250               858

Restricted cash                                               1,163               443
                                                        --------------    -----------------

TOTAL ASSETS                                             $   58,575        $   60,323
                                                        ==============    =================

                                                                     (continued)

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars except per share data)

------------------------------------------------------------------------------------------------------------------

                                                                                    June 30,          December 31,
                                                                                      2001               2000
LIABILITIES AND STOCKHOLDERS' EQUITY                                               (Unaudited)
                                                                                   -----------        ------------
CURRENT LIABILITIES:

Accounts payable                                                                   $       591        $        968

Current portion of mine closure liabilities                                                209                 214

Other accrued liabilities                                                                  228                 643
                                                                                   -----------        ------------

     Total current liabilities                                                           1,028               1,825
                                                                                   -----------        ------------

Mine closure and reclamation liabilities                                                 1,240               1,078

Deferred revenue                                                                           120                 485

Deferred income tax liability                                                            3,967               3,967

Line of credit - Leucadia National Corporation                                          27,000              23,300
                                                                                   -----------        ------------

     Total liabilities                                                                  33,355              30,655
                                                                                   -----------        ------------

STOCKHOLDERS' EQUITY:

Common stock, par value $.01, 37,357,500 shares issued and outstanding at June 30, 2001 and 37,320,000 shares issued and outstanding at
   December 31, 2000                                                                       374                 373

Capital in excess of par value                                                          82,814              82,773

Accumulated deficit                                                                    (50,656)            (49,655)

Accumulated other comprehensive loss                                                    (7,312)             (3,823)
                                                                                   -----------        ------------

     Total stockholders' equity                                                         25,220              29,668
                                                                                   -----------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    58,575        $     60,323
                                                                                   ===========        ============


The accompanying notes are an integral part of the consolidated financial statements.

                                                                     (concluded)

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

------------------------------------------------------------------------------------------------------------------

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                        2001              2000
                                                                                    (Unaudited)        (Unaudited)
                                                                                   ------------        -----------
OPERATING ACTIVITIES:
Net income (loss)                                                                  $    (1,001)        $       785
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
     Equity in loss of unconsolidated affiliate                                            232                   -
     Restricted stock grant                                                                 41                   -
     Deferred income taxes                                                                  82                  79
     Depreciation, depletion and amortization                                              407                 321
     Amortization of premium on investment securities                                        3                   -
     Gain on sale of assets                                                               (100)                (15)
     Changes in operating assets and liabilities:
              Gold bullion held for sale                                                   105                 860
              Receivables                                                                1,094                 657
              Inventories                                                                  432                (284)
              Other assets                                                                  86                 (56)
              Restricted cash                                                             (720)                (90)
              Deferred revenue                                                            (365)               (596)
              Accounts payable and other accrued liabilities                              (792)                807
              Mine closure and reclamation liabilities                                     157                  44
                                                                                   -----------         -----------
Total adjustments                                                                          662               1,727
                                                                                   -----------         -----------

Net cash provided (used) by operating activities                                          (339)              2,512
                                                                                   -----------         -----------

INVESTING ACTIVITIES:
Additions to property, plant and mine development                                       (2,695)             (5,096)
Proceeds from sale of assets                                                               176                  51
Proceeds from sale of investment securities                                                605                 499
Investment in unconsolidated affiliate                                                    (250)                  -
                                                                                   -----------         -----------

Net cash used by investing activities                                                   (2,164)             (4,546)
                                                                                   -----------         -----------

FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreement - Leucadia National Corporation            3,700                   -
                                                                                   -----------         -----------

Net cash provided by financing activities                                                3,700                   -
                                                                                   -----------         -----------

EFFECT OF EXCHANGE RATES ON CASH                                                            20                  (7)
                                                                                   -----------         -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         1,217              (2,041)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           999               7,126
                                                                                   -----------         -----------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                     $     2,216         $     5,085
                                                                                   ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                                      $         9         $         -
Income taxes paid (received), net                                                  $         -         $         -

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands)

--------------------------------------------------------------------------------

1.       UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2000, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 ("2000 10-K"). The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2000 was extracted from the audited consolidated financial statements contained in the 2000 10-K and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.

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

         Las Cruces was acquired by the Company on September 1, 1999 from Rio Tinto plc. Because a preliminary feasibility study, prepared by Rio Tinto in 1998, indicated that Las Cruces was economically viable, all development costs since the date of acquisition, including interest and costs for the feasibility study, have been capitalized. The principal source of funding for project development has been the Company's $30 million credit facility ("Credit Facility") with Leucadia National Corporation ("Leucadia"). While the Company believes that it will be able to obtain financing for Las Cruces, no assurance can be given that such financing will be available or that the Company will be able to obtain such financing on favorable terms.

4.       MINING JOINT VENTURES

         The Company owns a 25% undivided interest in the Castle Mountain Venture ("CMV"), which operated a gold mine in San Bernardino County, California. The results for the CMV have been proportionally reflected in the accompanying consolidated financial statements. During the second quarter 2001, gold reserves at the CMV were exhausted, mining operations ceased and mine closure and reclamation activities began.

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

5.       UNCONSOLIDATED AFFILIATE

         In July 2000, the Company became a limited partner in Peru Exploration Venture LLLP. The general partner is Bear Creek Mining Company. The principal objective of the partnership is to acquire precious and base metal properties in Peru. The Company accounts for this investment using the equity method of accounting. The Company's commitment to the partnership is $1,000 over a two-year period, $750 of which was funded as of June 30, 2001. The Company's share of loss from the partnership for the three and six month periods ended June 30, 2001 was $125 and $232, respectively.

6.       INDUSTRY SEGMENT INFORMATION

         The Company is not economically dependent on a limited number of customers for the sale of its gold because gold commodity markets are well-developed worldwide. The Company's reportable segments consist of gold sales, copper project and mining services. Mining service revenues have been derived from one customer, the CMV. As the result of cessation of mining activities, there will be no future mining services revenue from the CMV. During 1999, the Company acquired Las Cruces, which is a copper project in the development stage.

                                        Three Months Ended                  Six Months Ended
                                        ------------------                  ----------------
                                             June 30,                           June 30,
                                             --------                           --------
                                       2001              2000            2001              2000
                                       ----              ----            ----              ----
Revenue:
  Gold sales                       $   2,833          $   3,463       $   3,803        $   6,028
  Mining services                        289              1,675           1,729            4,632
  Corporate and eliminations             (72)              (419)           (432)          (1,158)
                                   ----------         ---------       ---------        ---------

Total revenue                      $   3,050          $   4,719       $   5,100        $   9,502
                                   =========          =========       =========        =========

Gross profit (loss):
  Gold sales                       $     (77)         $   1,058       $     237        $   1,487
  Mining services                       (127)               152             (18)             477
  Corporate and eliminations               -                  -               -                -
                                   ---------          ---------       ---------        ---------

Total gross profit (loss)          $    (204)         $   1,210       $     219        $   1,964
                                   =========          =========       =========        =========

Capital expenditures:
  Gold sales                    $          -       $         14    $          -     $         43
  Copper project                       1,291              2,332           2,672            5,046
  Mining services                          -                  7              19                7
  Corporate and eliminations              (2)                 -               4                -
                                ------------       ------------    ------------     ------------

Total capital expenditures      $      1,289       $      2,353    $      2,695     $      5,096
                                ============       ============    ============     ============

                                                June 30,
                                                --------
                                        2001               2000
                                        ----               ----
Identifiable assets:
  Gold sales                      $    4,528          $   3,907
  Copper project                      52,569             49,195
  Mining services                         48              1,076
  Corporate and eliminations           1,430              5,435
                                  ----------          ---------

Total assets                      $   58,575          $  59,613
                                  ==========          =========


7.       RELATED PARTY TRANSACTIONS

         For the three and six month periods ended June 30, 2001, approximately $491 and $1,021, respectively, in interest and commitment fees were paid to Leucadia under the Credit Facility. For the three and six month periods ended June 30, 2001, approximately $487 and $1,012, respectively, in interest relating to Las Cruces were capitalized.

8.       ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards Board ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," became effective for the Company on January 1, 2001. Because the Company's open forward sales contracts qualify for the normal purchases and sales exemption under SFAS No. 133, the adoption of SFAS No. 133 did not have a significant effect on the earnings and financial position of the Company.

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

     The aggregate purchase price for the acquisition of CLC was $42,000,000 in cash. In addition, Rio Tinto will be entitled to receive a 1.5% royalty on any copper sales from Las Cruces at a price exceeding $0.80 per pound. The Company obtained funding for the acquisition of CLC through (i) borrowings of $20,000,000 pursuant to its existing credit agreement with Leucadia National Corporation ("Leucadia"), (ii) the sale of 18,058,635 shares of its authorized but unissued shares of common stock to Leucadia for $15,806,723 and (iii) $6,193,277 from the Company's working capital.

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

     The Las Cruces ore reserve consists principally of pyrite enriched with chalocite, covellite and lesser amounts of chalcopyrite and tetrahedrite. The underlying primary mineralization is of lower grade and consists of pyrite, chalcopyrite, sphalerite and galena. The ore reserve, based on an assumed copper price of $.80 per pound, is estimated at 15.8 million tonnes estimated to contain 5.94% copper.

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

         The capital estimate for Las Cruces is $289 million including working capital, land purchase and contingencies, but excluding interest and other financing costs. The cash operating cost per pound of copper produced is expected to average $0.33. Bechtel established an engineering and construction schedule, which will require approximately 23 months following receipt of the mining concession.

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

                              Results of Operations

         Gold Production. The Company's attributable share of gold production at the Castle Mountain Venture ("CMV") for the three and six month periods ended June 30, 2001 was 5,260 ounces and 11,799 ounces, respectively, compared to 7,659 ounces and 14,283 ounces for the three and six month periods ended June 30, 2000. This represents a decrease in production of 31% for the three month period and 17% for the six month period, compared to the same periods in 2000. The decrease in production is attributable to lower volumes of ore mined and the cessation of mining activities at the CMV during May 2001. Future gold production will continue to decline as residual gold is recovered from the leach pads during the closing and reclamation phase at the CMV.

         Product sales revenue for the three and six month periods ended June 30, 2001 was $2.8 million and $3.8 million, respectively, compared to $3.5 million and $6.0 million for the same periods in 2000. Product sales revenue for the three and six month periods ended June 30, 2001 includes the recognition of $.18 million and $.36 million of deferred revenue compared to $.3 million and $.6 million for the three and six month periods ended June 30, 2000. During the three and six month periods ended June 30, 2001, 2,000 and 2,900 ounces of gold, respectively, were sold under forward sales contracts, and 7,700 and 9,700 ounces of gold, respectively, were sold on the spot market. During the three and six month periods ended June 30, 2000, 9,800 and 16,900 ounces of gold, respectively, were sold under forward sales contracts, and no gold was sold on the spot market. The low product sales revenue in 2001 was the result of lower prices realized per ounce of gold, due to depressed spot prices, and fewer ounces of gold sold, due to decreased production at the CMV. Future product sales revenue will continue to decrease as a result of diminishing residual gold production at the CMV.
         Revenue from mining services for the three and six month periods ended June 30, 2001 decreased $1.0 million and $2.2 million, respectively, compared to the corresponding periods in 2000. This represents a decrease in revenue of 83% and 63% for the three and six month periods, respectively, compared to the same periods in 2000. Revenues decreased due to fewer tons mined compared to the corresponding periods in 2000. In March 2000, the mining rate at the CMV was reduced in order to avoid the stockpiling of ore and in May 2001, mining activities at the CMV ceased. As a result of mining cessation, there will be no future mining services revenue from the CMV.

         Hedging Activity. For the six month period ended June 30, 2001, the average price realized per ounce of gold was $273, compared to $321 per ounce for the six months ended June 30, 2000. The average spot price for the six month period ended June 30, 2001 was $266 per ounce. The Company has the ability to enter into forward sales contracts. The Company had 3,300 ounces of gold sold under forward sales contracts as of June 30, 2001.

         Gross Profit. The Company recognized gross loss from product sales for the three month period ended June 30, 2001 of $.08 million and gross profit from product sales for the six month period ended June 30, 2001 of $.2 million, compared to gross profit of $1.1 million and $1.5 million, respectively, for the same periods in 2000, representing decreases of $1.2 million and $1.3 million, respectively. The decrease in gross profit is primarily the result of lower prices realized per ounce of gold, due to depressed spot prices, and fewer ounces of gold sold, due to decreased production at the CMV.

         Gross profit from contract mining operations for the three and six month periods ended June 30, 2001 decreased $.3 million and $.5 million, respectively, compared to the same periods in 2000, as a result of a reduction in tons mined and the cessation of mining at the CMV. In May 2001, mining at the CMV ceased and reclamation and closure activities began.

         Exploration Costs. Exploration costs for the three and six month periods ended June 30, 2001 were $.2 million and $.4 million, respectively, compared to $.3 million and $.5 million for the three and six month periods ended June 30, 2000. The decrease in expenditures is due to the absence of drilling activities in 2001 on properties being evaluated.

         Unconsolidated Affiliate. In July 2000, the Company became a limited partner in Peru Exploration Venture LLLP. The general partner is Bear Creek Mining Company. The principal objective of the partnership is to acquire precious and base metal properties in Peru. The Company accounts for this investment using the equity method of accounting. The Company's commitment to the partnership is $1.0 million over a two-year period, $.75 million of which was funded as of June 30, 2001. The Company's share of loss from the partnership for the three and six month periods ended June 30, 2001 was $.1 million and $.2 million, respectively.

         General and Administrative Expenses. General and administrative expenses increased 4% and 57% for the three and six month periods ended June 30, 2001, compared to the same periods in 2000. The increase in expenses is due to increased legal and non-recurring payroll related costs.

         Litigation Settlement. During the three and six month periods ended June 30, 2001, the Company recognized a gain on litigation settlement of $.6 million after deducting related legal expenses.

                         Liquidity and Capital Resources

         The Company's principal sources of funds are its available resources of cash and cash equivalents and its credit facility. At June 30, 2001, the Company had cash and cash equivalents of $2.2 million and gold bullion of $.5 million, representing an increase in cash and cash equivalents and gold bullion of $1.1 million from December 31, 2000.

         In March 1998, the Company entered into a $20 million credit agreement ("Credit Facility") with Leucadia. Effective March 1, 2000, the Credit Facility was amended to increase the amount of the facility to $30 million. Effective April 1, 2001, the Credit Facility was amended to extend the expiration to July 1, 2002. The Credit Facility may be terminated on December 15 of any year, provided Leucadia notifies the Company of such termination prior to September 15 of such year. At June 30, 2001, the Company had outstanding borrowings under the Credit Facility of $27 million. Loans outstanding under the Credit Facility bear interest equal to the prime rate and interest and commitment fees are payable quarterly. The prime rate at June 30, 2001 was 6.75%.

         Net cash used by operating activities was $.3 million for the six months ended June 30, 2001 compared to net cash provided by operating activities of $2.5 million for the same period in 2000. The Company expects that its cash and cash equivalents and available borrowings under the Credit Facility will be sufficient to cover operating expenses into 2002. However, the Company's cash resources will not be sufficient to cover all projected expenses necessary to commence mining at Las Cruces. A feasibility study ("Feasibility Study"), completed by Bechtel International, Inc., estimated the capital cost would be approximately $289 million to bring the mine into production.

         The Company is exploring various financing alternatives for projected costs and expenses associated with Las Cruces. The Company will not be able to fund Las Cruces solely from debt financing; a significant amount of the funds will need to be raised from new, and as yet unidentified, equity investors. The Company's current plans contemplate securing equity financing for 30% to 50% of Las Cruces' capital requirements. Debt financing is expected to be primarily funded through a syndicated project financing facility utilizing a lead international bank experienced in mining project financing. Other sources of financing are also being considered, including product off-take agreements, supplier financing and equipment leasing. While the Company believes that it will be able to obtain financing for Las Cruces, no assurance can be given that such financing will be available or that the Company will be able to obtain such financing on favorable terms.

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

         Additions to property, plant and mine development totaled $2.7 million for the six months ended June 30, 2001, compared to $5.1 million for the same period in 2000. For all periods presented, additions to property, plant and mine development consisted of (i) mine development expenditures; (ii) construction expenditures for buildings, machinery, plant and equipment; and (iii) expenditures for mobile mining service equipment. Development costs incurred on Las Cruces, including interest and the costs of the Feasibility Study, are capitalized and are reflected as investing activities in the Consolidated

Statements of Cash Flows. The principal source of funds used by the Company to fund project development at Las Cruces was the Credit Facility with Leucadia.

         Upon completion of production at a mine, the Company must make expenditures for reclamation and closure of the mine. The Company provides for future reclamation and mine closure liabilities on a units-of-production basis. At June 30, 2001, $1.4 million was accrued for such costs. In addition to the accruals, the Company and Viceroy Resource Corp., the owner of the remaining 75% interest in the CMV, are depositing cash, including all proceeds from the sale of plant and equipment, in a separate fund to cover future reclamation costs at the CMV properties. The Company reviews the adequacy of its reclamation and mine closure liabilities in light of current laws and regulations and adjusts its liabilities as necessary.

         In October 1998, the Company announced a share repurchase program. The Board of Directors of the Company authorized the repurchase of up to 2 million shares. As of June 30, 2001, 173,700 shares had been repurchased by the Company under the repurchase program.

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

         The Company's forward-looking statements are based upon the Company's current expectations and various assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs and projections will result or be achieved or accomplished. The Company's forward-looking statements apply only as of the date made. Except as required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See note 1 to the Company's Consolidated Financial Statements in the 2000 10-K and note 8 above for additional information regarding the Company's precious metals hedging program and adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities."

                                Gold Price Risk

     The results of the Company's operations are affected significantly by the market price of gold. Gold prices are influenced by numerous factors over which the Company has no control, including expectations with respect to the rate of inflation, the relative strength of the United States dollar and certain other currencies, interest rates, global or regional political or economic crises, demand for gold for jewelry and industrial products and sales by holders and producers of gold in response to these factors. The Company enters into forward sales contracts to establish a minimum selling price on certain ounces of gold it produces. The Company does not enter into forward sales contracts for the purpose of speculative trading. The Company's current hedging policy provides for the use of forward sales contracts to hedge up to 80% of the remaining production at the CMV.

     At June 30, 2001, the Company had forward sales contracts outstanding for 3,300 ounces of gold for delivery during 2001 at an average price of $286 per ounce.

                      Foreign Currency Exchange Rate Risk

    Portions of the Company's operations are located in Spain, Mexico and Brazil. The Company's future profitability could be impacted by fluctuations in those countries' currency exchange rates relative to the United States dollar. The Company has not entered into any foreign currency contracts or other derivatives to establish a foreign currency protection program.

                               Interest Rate Risk

     At June 30, 2001, the Company had borrowed $27 million under the Credit Facility. The Credit Facility carries a variable interest rate equal to the prime rate. At June 30, 2001 the prime rate was 6.75%. The Credit Facility will expire on July 1, 2002, unless terminated earlier. The Credit Facility may be terminated by Leucadia on December 15 of any year, provided Leucadia notifies the Company of such termination prior to September 15 of such year. The Company has not undertaken any hedging activities with respect to the Credit Facility.

                          PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 13, 2001, the Company held its annual meeting of stockholders in Salt Lake City, Utah. The first item of consideration was the election of three directors, with the votes tabulated as follows: Ian M. Cumming received 36,444,409 shares voting in favor and 7,001 shares were withheld; Joseph S. Steinberg received 36,444,409 shares voting in favor and 7,001 shares were withheld; and G. Frank Joklik received 36,440,689 shares voting in favor and 10,721 shares were withheld. Four directors who were not up for re-election continue to serve as directors of the Company: Thomas E. Mara, James P. Miscoll, Herbert E. Scruggs and Robert S. Shriver. The second item of consideration was a proposal to ratify the selection of PricewaterhouseCoopers LLP as independent accountants to audit the consolidated financial statements of the Company and its subsidiaries for the year ending December 31, 2001, with the votes tabulated as follows: 36,422,809 were cast for, 7,601 were cast against, and 21,000 abstained.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    (a)  The following exhibit is filed with this report.

    10 Amendment No. 4 to Credit Agreement, Dated as of April 1, 2001, between MK Gold Company Leucadia National Corporation.

    (b) No report on Form 8-K was filed during the quarter for which this report is filed.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MK GOLD COMPANY



                                   /s/ John C. Farmer
                                   ----------------------------------------
                                   JOHN C. FARMER
                                   Chief Financial Officer and Secretary
                                   (Authorized Signatory and
                                   Principal Financial and Accounting Officer)



Date:  August 14, 2001

                               INDEX TO EXHIBITS


Exhibit
Number    Exhibit

10 Amendment No. 4 to Credit Agreement, Dated as of April 1, 2001, between MK Gold Company and Leucadia National Corporation.