Form 10-Q
period 2001-09-30
MK GOLD CO
filed 2001-11-14
CIK 913586

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _____________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2001
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ____ to ____

                           Commission File No. 0-23042

                                 MK GOLD COMPANY
               (Exact name of registrant as specified in charter)


               Delaware                                  82-0487047
--------------------------------                  ----------------------
(State or other jurisdiction of                    (I. R. S. Employer
 incorporation or organization)                    Identification No.)


                        60 East South Temple, Suite 2100
                           Salt Lake City, Utah 84111
                                 (801) 297-6900
               -------------------------------------------------
          (Address of principal executive offices and telephone number)



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

         On November 9, 2001, there were 37,357,500 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     As more fully described in the accompanying notes, the unaudited interim consolidated financial statements contained in this report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 ("2000 10-K"). The 2000 10-K contains information relevant to an analysis of the financial information contained in this report and for purposes of comparing the Company's results of operations for the three and nine month periods ended September 30, 2001 with the same periods in the prior year.

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Thousands of dollars except per share data)

-------------------------------------------------------------------------------

                                                                Three Months Ended                    Nine Months Ended
                                                                   September 30,                        September 30,
                                                              2001               2000              2001               2000
                                                        --------------------------------      -------------------------------
REVENUE:
     Product sales                                      $      1,346       $      2,882       $      5,149      $      8,910
     Mining services                                               -              1,235              1,297             4,709
                                                        ------------       ------------       ------------      ------------
Total revenue                                                  1,346              4,117              6,446            13,619

OPERATING EXPENSES:
     Product sales                                             1,275              1,474              4,841             6,015
     Mining services                                              43              1,229              1,358             4,226
                                                        ------------       ------------       ------------      ------------
Total operating expenses                                       1,318              2,703              6,199            10,241

GROSS PROFIT                                                      28              1,414                247             3,378

Exploration costs                                               (187)              (281)              (591)             (825)
General and administrative expenses                             (650)              (502)            (1,885)           (1,290)
                                                        ------------       ------------       ------------      ------------

INCOME (LOSS) FROM OPERATIONS                                   (809)               631             (2,229)            1,263

Gain (loss) on sale of assets                                     (6)                 -                 94                15
Equity in loss of unconsolidated affiliate                      (210)              (139)              (442)             (139)
Litigation settlement                                              -                  -                566                 -
Investment income and dividends, net                              43                 62                119               279
Interest expense                                                  (7)               (22)               (16)              (22)
                                                        ------------       ------------       ------------      ------------

Income (loss) before income taxes                               (989)               532             (1,908)            1,396
Income tax provision                                             (28)               (40)              (110)             (119)
                                                        ------------       ------------       ------------      ------------

Net income (loss)                                       $     (1,017)      $        492       $     (2,018)     $      1,277
                                                        ============       ============       ============      ============

Basic and diluted income (loss) per share               $      (0.03)      $       0.01       $      (0.05)     $       0.03

Basic weighted average shares used to compute
   income (loss) per common share                         37,357,500         37,320,000         37,342,802        37,320,000

Diluted weighted average shares used to
   compute income (loss) per common share                 37,372,644         37,334,250         37,357,946        37,334,250


The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Thousands of dollars except per share data)

--------------------------------------------------------------------------------


                                                                September 30,    December 31,
ASSETS                                                               2001           2000
                                                                --------------  ------------
CURRENT ASSETS:

Cash and cash equivalents                                       $  1,381        $    999

Gold bullion held for sale                                           278             590

Receivables                                                          505           1,542

Inventories:

     Ore and in process                                              700           1,288

     Materials and supplies                                          445             462

Deferred income taxes                                                  -             110

Other current assets                                                 130             225
                                                                --------        --------

     Total current assets                                          3,439           5,216
                                                                --------        --------

Mining properties, plant and mine development, net                55,598          53,506

Investment in unconsolidated affiliate                               108             300

Restricted investment securities                                       -             858

Restricted cash                                                    1,448             443
                                                                --------        --------


TOTAL ASSETS                                                    $ 60,593        $ 60,323
                                                                ========        ========

                                                                     (continued)

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Thousands of dollars except per share data)

--------------------------------------------------------------------------------

                                                                                      September 30,         December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                      2001                 2000
                                                                                     --------------       --------------
CURRENT LIABILITIES:

Accounts payable                                                                     $       616          $       968

Current portion of mine closure liabilities                                                  204                  214

Other accrued liabilities                                                                    266                  643
                                                                                     --------------       --------------

     Total current liabilities                                                             1,086                1,825
                                                                                     --------------       --------------

Mine closure and reclamation liabilities                                                   1,411                1,078

Deferred revenue                                                                               -                  485

Deferred income tax liability                                                              3,967                3,967

Line of credit - Leucadia National Corporation                                            27,500               23,300
                                                                                     --------------       --------------

     Total liabilities                                                                    33,964               30,655
                                                                                     --------------       --------------

STOCKHOLDERS' EQUITY:

Common stock, par value $.01, 37,357,500 shares issued and outstanding at
  September 30, 2001 and 37,320,000 shares issued and outstanding at December
  31, 2000                                                                                   374                  373

Capital in excess of par value                                                            82,814               82,773

Accumulated deficit                                                                      (51,673)             (49,655)

Accumulated other comprehensive loss                                                      (4,886)              (3,823)
                                                                                     --------------       --------------

     Total stockholders' equity                                                           26,629               29,668
                                                                                     --------------       --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $    60,593          $    60,323
                                                                                     ==============       ==============

The accompanying notes are an integral part of the consolidated financial statements.

                                                                     (concluded)

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Thousands of dollars)

--------------------------------------------------------------------------------

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                        2001                2000
                                                                                   --------------      --------------
OPERATING ACTIVITIES:
Net income (loss)                                                                  $    (2,018)        $     1,277
Adjustments to reconcile net income (loss) to net cash
 provided (used) by operating activities:
     Equity in loss of unconsolidated affiliate                                            442                 139
     Restricted stock grant                                                                 41                   -
     Deferred income taxes                                                                 110                 119
     Depreciation, depletion and amortization                                              558                 660
     Amortization of premium on investment securities                                        4                   -
     Gain on sale of assets                                                                (94)                (15)
     Changes in operating assets and liabilities:
              Gold bullion held for sale                                                   312                 559
              Receivables                                                                1,037                 269
              Inventories                                                                  605                (196)
              Other current assets                                                          95                  35
              Restricted cash                                                           (1,005)               (153)
              Accounts payable and other accrued liabilities                              (730)                490
              Deferred revenue                                                            (485)               (894)
              Mine closure and reclamation liabilities                                     323                 109
                                                                                   --------------      --------------
Total adjustments                                                                        1,213               1,122
                                                                                   --------------      --------------

Net cash provided (used) by operating activities                                          (805)              2,399
                                                                                   --------------      --------------

INVESTING ACTIVITIES:
Additions to property, plant and mine development                                       (3,738)             (7,291)
Proceeds from sale of assets                                                               182                  79
Purchase of investment securities                                                            -                 (55)
Proceeds from sale of investment securities                                                854                 442
Investment in unconsolidated affiliate                                                    (250)               (250)
                                                                                   --------------      --------------

Net cash provided (used) by investing activities                                        (2,952)             (7,075)
                                                                                   --------------      --------------

FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreement - Leucadia National Corporation            4,200                   -
                                                                                   --------------      --------------

Net cash provided by financing activities                                                4,200                   -
                                                                                   --------------      --------------

EFFECT OF EXCHANGE RATES ON CASH                                                           (61)                 13
                                                                                   --------------      --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           382              (4,663)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           999               7,126
                                                                                   --------------      --------------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                     $     1,381         $     2,463
                                                                                   ==============      ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid (net of amounts capitalized)                                         $         9         $        22
Income taxes paid (refunded), net                                                  $         -         $         -

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands)

--------------------------------------------------------------------------------

1.   UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2000, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 ("2000 10-K"). The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2000 was extracted from the audited consolidated financial statements contained in the 2000 10-K and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.

2.   RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

3.   PROJECT DEVELOPMENT

     The Company, through its wholly owned subsidiary Cobre Las Cruces, S.A. ("CLC"), owns the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain ("Las Cruces"). Las Cruces was acquired by the Company on September 1, 1999 from Rio Tinto plc. All development costs since the date of acquisition, including interest and costs for the feasibility study, have been capitalized. The principal source of funding for project development has been the Company's $35,000 credit facility ("Credit Facility") with Leucadia National Corporation ("Leucadia").

     The Company submitted a water concession application in December 2000 and a mining concession application in March 2001. The Company initially planned to start basic engineering after receipt of the mining concession, which it expects to be granted in March 2002. However, the Company has decided to delay the start of basic engineering until after receipt of the water concession. The Company expects the water concession to be granted by September 2002, which is later than initially expected. Because of the delay in permitting and the rescheduling of basic engineering, the Company does not expect commercial production at Las Cruces to begin until September 2004.

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

4.   MINING JOINT VENTURES

     The Company owns a 25% undivided interest in the Castle Mountain Venture ("CMV"), which prior to May 2001 operated a gold mine in San Bernardino County, California. During the second quarter of 2001, gold reserves at the CMV were exhausted, mining operations ceased, and mine closure and reclamation activities began, which continued during the third quarter of 2001. The results for the CMV have been proportionally reflected in the accompanying consolidated financial statements.

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

5.   UNCONSOLIDATED AFFILIATE

     In July 2000, the Company became a 52.6% limited partner in Peru Exploration Venture LLLP. The general partner is Bear Creek Mining Company. The principal objective of the partnership is to acquire precious and base metal properties in Peru. The Company accounts for this investment using the equity method of accounting. The Company's commitment to the partnership is $1,000 over a two-year period, $750 of which was funded as of September 30, 2001. The Company's share of loss from the partnership for the three and nine month periods ended September 30, 2001 was $210 and $442, respectively.

6.   INDUSTRY SEGMENT INFORMATION

     The Company is not economically dependent on a limited number of customers for the sale of its gold because gold commodity markets are well-developed worldwide. The Company's reportable segments consist of gold sales, copper project and mining services. Mining services revenues have historically been derived from one customer, the CMV. As the result of cessation of mining activities in May 2001, there was no mining services revenue from the CMV during the third quarter of 2001, and there will be no future mining services revenue from the CMV. The copper project segment consists of Las Cruces, which was acquired in 1999 and is currently in the development stage.

                                                 Three Months Ended                        Nine Months Ended
                                                 ------------------                        -----------------
                                                    September 30,                            September 30,
                                                    -------------                            -------------
                                                2001               2000                 2001             2000
                                                ----               ----                 ----             ----
Revenue:
 Gold sales                              $     1,346          $   2,882            $   5,149        $   8,910
 Mining services                                   -              1,647                1,729            6,279
 Corporate and eliminations                        -               (412)                (432)          (1,570)
                                         -----------          ---------            ---------        ---------

Total revenue                            $     1,346          $   4,117            $   6,446        $  13,619
                                         ===========          =========            =========        =========

Gross profit (loss):
 Gold sales                              $        71          $   1,408            $     308        $   2,895
 Mining services                                 (43)                 6                  (61)             483
 Corporate and eliminations                        -                  -                    -                -
                                         -----------          ---------            ---------        ---------

Total gross profit                       $        28          $   1,414            $     247        $   3,378
                                         ===========          =========            =========        =========

7.   RELATED PARTY TRANSACTIONS

     Interest and commitment fees paid to Leucadia under the Credit Facility for the three and nine month periods ended September 30, 2001 were approximately $456 and $1,477, respectively, compared to $508 and $1,415 for the same periods in 2000. Capitalized interest relating to Las Cruces for the three and nine month periods ended September 30, 2001 was approximately $454 and $1,466, respectively, compared to $486 and $1,393 for the same periods in 2000. Effective July 1, 2001, the Credit Facility was amended to increase the amount of the facility to $35 million and to extend the expiration to January 2, 2003. At September 30, 2001, the Company had outstanding borrowings under the Credit Facility of $27.5 million. Loans outstanding under the Credit Facility bear interest equal to the prime rate and interest and commitment fees are payable quarterly. The prime rate at September 30, 2001 was 6%.

8.   NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective for the Company on January 1, 2001. Because the Company's open forward sales contracts qualify for the normal purchases and sales exemption under SFAS No. 133, the adoption of SFAS No. 133 did not have a significant effect on the earnings and financial position of the Company.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for financial statements issued for fiscal years beginning after June 15, 2002 and interim periods within those fiscal years. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 143 will have on its financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 144 will have on its financial position and results of operations.

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

     The Las Cruces ore reserve consists principally of pyrite enriched with chalocite, covellite and lesser amounts of chalcopyrite and tetrahedrite. The underlying primary mineralization is of lower grade and consists of pyrite, chalcopyrite, sphalerite and galena. The ore reserve, based on an assumed copper price of $.80 per pound, is estimated at 15.8 million tonnes and is estimated to contain 5.94% copper.

     A feasibility study ("Feasibility Study") has been completed by Bechtel International, Inc. ("Bechtel"). The Feasibility Study incorporated the results of an environmental impact study completed by FRASA Ingenieros Consultores, a team of national and international experts based in Madrid.

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

     Dynatec Corporation conducted the process test work for Las Cruces , including several pilot plant runs, and designed the leaching and neutralization circuits. Plant design will allow the production of up to 72,000 tonnes per year of cathode copper. Ore throughput will be 3,500 tonnes per day at an average copper recovery of 89%. Tailings from the process will be filtered, producing a nearly dry material that will be progressively encapsulated in the nearly impervious marl. Dry tailings encapsulation eliminates the need for conventional tailings dams with their associated risk of failure. AGRA Earth & Environmental Limited performed the tailings studies and related engineering for Las Cruces.

     The capital cost estimate for Las Cruces is $289 million, including working capital, land purchase and contingencies, but excluding interest and other financing costs. The cash operating cost per pound of copper produced is expected to average $0.33. Bechtel established an engineering and construction schedule, which will require approximately 23 months to complete, following receipt of the water concession.

     The Company submitted a water concession application in December 2000 and a mining concession application in March 2001. The Company initially planned to start basic engineering after receipt of the mining concession, which it expects to be granted in March 2002. However, the Company has decided to delay the start of basic engineering until after receipt of the water concession. The Company expects the water concession to be granted by September 2002, which is later than initially expected. Because of the delay in permitting and the rescheduling of basic engineering, the Company does not expect commercial production at Las Cruces to begin until September 2004.

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

                              Results of Operations

     Gold Production. The Company's attributable share of gold production at the Castle Mountain Venture ("CMV") for the three and nine month periods ended September 30, 2001 was 3,298 ounces and 15,097 ounces, respectively, compared to 8,371 ounces and 22,654 ounces for the three and nine month periods ended September 30, 2000. This represents a decrease in production of 61% for the three month period and 33% for the nine month period, compared to the same periods in 2000. The decrease in production is attributable to the cessation of mining activities at the CMV in May 2001. The decrease for the nine month period also reflects lower volumes of ore mined at the CMV during the first four months of 2001. Future gold production will continue to decline as residual gold is recovered from the leach pads during the closing and reclamation phase at the CMV.

     Product sales revenue for the three and nine month periods ended September 30, 2001 was $1.3 million and $5.1 million, respectively, compared to $2.9 million and $8.9 million for the same periods in 2000. Product sales revenue for the three and nine month periods ended September 30, 2001 includes the recognition of $.2 million and $.5 million of deferred revenue compared to $.3 million and $.9 million of deferred revenue for the three and nine month periods ended September 30, 2000. During the three and nine month periods ended September 30, 2001, 4,300 and 7,200 ounces of gold, respectively, were sold under forward sales contracts, and 9,700 ounces of gold were sold on the spot market during the nine month period. During the three and nine month periods ended September 30, 2000, 7,900 and 24,800 ounces of gold, respectively, were sold under forward sales contracts, and no gold was sold on the spot market. The low product sales revenue in 2001 was the result of lower prices realized per ounce of gold, due to depressed spot prices, and fewer ounces of gold sold, due to decreased production at the CMV. Future product sales revenue will continue to decrease as a result of diminishing residual gold production at the CMV.

     Revenue from mining services for the three and nine month periods ended September 30, 2001 decreased $1.2 million and $3.4 million, respectively, compared to the corresponding periods in 2000. This represents a decrease in revenue of 100% and 72% for the three and nine month periods, respectively, compared to the same periods in 2000. Revenues decreased due to the cessation of mining activities at the CMV in May 2001. The decrease in revenue for the nine month period also reflects a reduction in the mining rate at the CMV, which was implemented in March 2000 in order to avoid the stockpiling of ore. As a result of mining cessation, there was no mining services revenue during the third quarter of 2001, and there will be no future mining services revenue from the CMV.

     Hedging Activity. For the nine month period ended September 30, 2001, the average price realized per ounce of gold was $276, compared to $321 per ounce for the nine months ended September 30, 2000. The average spot price for the nine month period ended September 30, 2001 was $274 per ounce. The Company has the ability to enter into forward sales contracts. At September 30, 2001, the Company had forward sales contracts outstanding for 3,000 ounces of gold for delivery during 2001 at an average price of $284 per ounce.

     Gross Profit. The Company recognized gross profit from product sales for the three and nine month periods ended September 30, 2001 of $.1 million and $.3 million, respectively, compared to gross profit of $1.4 million and $2.9 million, respectively, for the same periods in 2000. The decline in gross profit primarily resulted from lower prices realized per ounce of gold, due to depressed spot prices, and fewer ounces of gold sold, due to decreased production at the CMV.

     The Company recognized a gross loss from contract mining operations for the three and nine month periods ended September 30, 2001 of $.04 million and $.06 million, respectively, compared to a gross loss of $.01 million and gross profit of $.5 million, respectively, for the same periods in 2000. The decline in gross profit resulted from the cessation of mining at the CMV in May 2001. The decline in gross profit for the nine month period also reflects a reduction in tons mined at the CMV.

     Exploration Costs. Exploration costs for the three and nine month periods ended September 30, 2001 were $.2 million and $.6 million, respectively, compared to $.3 million and $.8 million for the three and nine month periods ended September 30, 2000. The decrease in expenditures is due to the absence of drilling activities in 2001 on properties being evaluated. During the third quarter of 2001, the Company focused its exploration efforts on its exploration programs in Nevada and Spain.

     Unconsolidated Affiliate. In July 2000, the Company became a limited partner in Peru Exploration Venture LLLP. The general partner is Bear Creek Mining Company. The principal objective of the partnership is to acquire precious and base metal properties in Peru. The Company accounts for this investment using the equity method of accounting. The Company's commitment to the partnership is $1.0 million over a two-year period, $.75 million of which was funded as of September 30, 2001. The Company's share of loss from the partnership for the three and nine month periods ended September 30, 2001 was $.2 million and $.4 million, respectively.

     General and Administrative Expenses. General and administrative expenses increased 30% and 46% for the three and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000. The increase in expenses is due to increased legal and non-recurring payroll related costs, and professional services related to Las Cruces.

     Litigation Settlement. During the nine month period ended September 30, 2001, the Company recognized a gain on a litigation settlement of $.6 million after deducting related legal expenses.

                         Liquidity and Capital Resources

     The Company's principal sources of funds are its available resources of cash and cash equivalents and its credit facility. At September 30, 2001, the Company had cash and cash equivalents of $1.4 million and gold bullion of $.3 million, representing an increase in cash and cash equivalents and gold bullion of $.1 million from December 31, 2000.

     In March 1998, the Company entered into a $20 million credit agreement ("Credit Facility") with Leucadia. Effective March 1, 2000, the Credit Facility was amended to increase the amount of the facility to $30 million. Effective April 1, 2001, the Credit Facility was amended to extend the expiration to July 1, 2002. Effective July 1, 2001, the Credit Facility was amended to increase the amount of the facility to $35 million and to extend the expiration to January 2, 2003. The Credit Facility may be terminated on December 15 of any year, provided Leucadia notifies the Company of such termination prior to September 15 of such year. At September 30, 2001, the Company had outstanding borrowings under the Credit Facility of $27.5 million. Loans outstanding under the Credit Facility bear interest equal to the prime rate and interest and commitment fees are payable quarterly. The prime rate at September 30, 2001 was 6%.

     Net cash used by operating activities was $.8 million for the nine months ended September 30, 2001 compared to net cash provided by operating activities of $2.4 million for the same period in 2000. The decrease in cash from operations during 2001 compared to 2000 is due to the cessation of mining activities at the CMV and the related decreases in gold production and mining services revenue and lower realized gold prices. The Company expects that its cash and cash equivalents and available borrowings under the Credit Facility will be sufficient to cover operating expenses through 2002. However, the Company's cash resources will not be sufficient to cover all projected expenses necessary to commence mining at Las Cruces. The Feasibility Study estimated the capital cost to bring the mine into production would be approximately $289 million.

     The Company is exploring various financing alternatives for the projected costs and expenses associated with Las Cruces. The Company will not be able to fund Las Cruces solely from debt financing; a significant amount of the funds will need to be raised from new, and as yet unidentified, equity investors. The Company's current plans contemplate securing equity financing for 30% to 50% of Las Cruces' capital requirements. Debt financing is expected to be primarily funded through a syndicated project financing facility utilizing a lead international bank experienced in mining project financing. Other sources of financing are also being considered, including product off-take agreements, supplier financing and equipment leasing. While the Company believes that it will be able to obtain financing for Las Cruces, no assurance can be given that such financing will be available or that the Company will be able to obtain such financing on favorable terms.

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

     Additions to property, plant and mine development totaled $3.7 million for the nine months ended September 30, 2001, compared to $7.3 million for the same period in 2000. For all periods presented, additions to property, plant and mine development consisted of (i) mine development expenditures; (ii) construction expenditures for buildings, machinery, plant and equipment; and (iii) expenditures for mobile mining service equipment. Development costs incurred at Las Cruces, including interest and the costs of the Feasibility Study, are capitalized and are reflected as investing activities in the Consolidated Statements of Cash Flows. The principal source of funds used by the Company to fund project development at Las Cruces was the Credit Facility with Leucadia.

     Upon completion of production at a mine, the Company must make expenditures for reclamation and closure of the mine. The Company provides for future reclamation and mine closure liabilities on a units-of-production basis. At September 30, 2001, $1.6 million was accrued for such costs. In addition to the accruals, the Company and Viceroy Resource Corp., the owner of the remaining 75% interest in the CMV, are depositing cash, including all proceeds from the sale of plant and equipment, in a separate fund to cover future reclamation costs at the CMV properties. The Company's share of this fund was $1.4 million at September 30, 2001. The Company reviews the adequacy of its reclamation and mine closure liabilities in light of current laws and regulations and adjusts its liabilities as necessary.

     In October 1998, the Company announced a share repurchase program. The Board of Directors of the Company authorized the repurchase of up to 2 million shares. As of September 30, 2001, 173,700 shares had been repurchased by the Company under the repurchase program.

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

     At September 30, 2001, the Company had forward sales contracts outstanding for 3,000 ounces of gold for delivery during 2001 at an average price of $284 per ounce.

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

                               Interest Rate Risk

     At September 30, 2001, the Company had borrowed $27.5 million under the Credit Facility. The Credit Facility carries a variable interest rate equal to the prime rate. At September 30, 2001 the prime rate was 6%. The Credit Facility will expire on January 2, 2003, unless terminated earlier. The Credit Facility may be terminated by Leucadia on December 15 of any year, provided Leucadia notifies the Company of such termination prior to September 15 of such year. The Company has not undertaken any hedging activities with respect to the Credit Facility.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)    The following exhibit is filed with this report.

    10 Amendment No. 5 to Credit Agreement, Dated as of July 1, 2001, between MK Gold Company and Leucadia National Corporation.

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

Date: November 14, 2001

                                INDEX TO EXHIBITS

Exhibit
Number        Exhibit

10 Amendment No. 5 to Credit Agreement, Dated as of July 1, 2001, between MK Gold Company and Leucadia National Corporation.