Form 10-K
period 2001-12-31
MK GOLD CO
filed 2002-04-01
CIK 913586

Use these links to rapidly review the document
PART IV
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 0-23042

MK GOLD COMPANY
(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-0487047 (I. R. S. Employer Identification No.)

60 East South Temple, Suite 2100
Salt Lake City, Utah 84111
(801) 297-6900
(Address of principal executive offices and telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of March 22, 2002, the aggregate market value of the Registrant's voting and non-voting common stock held by non-affiliates of the Registrant based upon the average bid and asked prices reported for such date on the OTC Bulletin Board was approximately $4,486,158.

        The number of shares of the Registrant's common stock outstanding as of March 22, 2002 was 37,395,649.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2002 Annual Meeting of Stockholders of the Registrant are incorporated by reference into Part III of this Form 10-K.

MK GOLD COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2001

        The Securities and Exchange Commission maintains an Internet site (http://www.sec.gov) which contains reports, proxy and information statements, and other information regarding us. Our Form 10-K filed with the Commission includes all exhibits required to be filed with the Commission. Copies of this Form 10-K, not including any of the exhibits listed under Item 14 of this Form 10-K, are available without charge upon request. Please contact us at 801-297-6900 to request copies of this Form 10-K and for information as to the number of pages contained in each of the exhibits and to request copies of the exhibits.

        This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward-Looking Information" and elsewhere in this report. Unless the context otherwise requires, "MK Gold," "we," "our" and "us" refer to MK Gold Company.

PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

General

        We are in the business of exploring for, acquiring, developing and mining mineral properties. Our primary focus is the development of the Las Cruces copper deposit located in Spain. We are also a joint venture partner in the Castle Mountain gold mine in California, which is currently in the reclamation phase. We are involved in exploration programs in Nevada, Spain and Peru.

        The Las Cruces project is a high-grade copper deposit that is currently undergoing permitting. Las Cruces will be an open pit mine with a hydrometallurgical process plant producing cathode copper. We expect to receive a positive Declaration of Environmental Impact from the Spanish government in April 2002, which is required before the government can issue the mining concession and water permits. We expect to receive all necessary operating permits by the beginning of the fourth quarter of 2002. The permitting process and development of the Las Cruces project must be completed before production of refined copper can begin. Although we believe we will obtain the necessary permits for mining at the Las Cruces project, we cannot be certain when we will actually receive them or if we will receive them at all. We expect to begin final design, construction and mine development early in 2003 and copper production by late 2004.

        Mining and ore crushing operations at the Castle Mountain Mine ended in May 2001 and reclamation activities began in June 2001. Our contract mining operations, which consisted of mining services for the Castle Mountain Venture, also ended in May 2001. Based on our current operations, expected overhead expenses and exploration costs, we will not have positive cash flow from operations until production of refined copper begins at the Las Cruces project.

        MK Gold was incorporated in Delaware in 1990. Our principal executive offices are located at Eagle Gate Tower, 60 East South Temple, Suite 2100, Salt Lake City, Utah 84111. Approximately 72.8% of our outstanding stock is owned by Leucadia National Corporation, a New York Stock Exchange-listed company.

Properties and Operations

Las Cruces Project

        On September 1, 1999, we acquired the entire share capital and subordinated debt of Riomin Exploraciones, S.A., from Rio Tinto plc. After this acquisition, we changed the name of Riomin Exploraciones, S.A., to Cobre Las Cruces, S.A. Cobre Las Cruces has permits to investigate four contiguous areas in southwestern Spain, one of which contains the Las Cruces copper deposit. Las Cruces is 20 kilometers northwest of Seville, in an area having a well-developed infrastructure that will support the project's needs for water, power and transportation.

        We purchased Cobre Las Cruces from Rio Tinto for $42 million in cash. As part of the purchase consideration, Rio Tinto will be entitled to receive a 1.5% royalty on any copper sales from the Las Cruces project at a price exceeding $0.80 per pound. We obtained funding for the acquisition of Cobre Las Cruces through borrowings of $20 million under our credit facility with Leucadia, the sale of 18.1 million shares of our common stock to Leucadia for $15.8 million and $6.2 million from our working capital.

        We forecast that the Las Cruces project will be a low cost producer, with an operating cash cost per pound of copper produced estimated to average $0.33, based on the feasibility study relating to the project. Based on an assumed copper price of $0.80 per pound, we believe the Las Cruces project will have the potential for strong margins and after-tax internal rate of return, assuming that we fund 70% of the project's capital expenditures through debt financing. As of March 22, 2002, the spot price for copper was approximately $0.75 per pound. However, based on historical fluctuations in copper prices, which have ranged from a high of $1.60 in 1989 to a low of $0.59 in 2001, we believe $0.80 per pound is a reasonable price for purposes of estimating the internal rate of return of the project.

        Our forecasts regarding the Las Cruces project are subject to a number of risks and uncertainties. Actual results could differ materially from our forecasts as a result of various factors, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward Looking Information" and elsewhere in this report.

        In June and July 2001, we submitted subsidy applications to central and regional governments in Spain. During the second half of 2002, we expect these governments to indicate the amount of subsidies they will recommend for grant, if any. If the total subsidies recommended for grant exceed 50 million euros, or approximately $44 million, the subsidies must be approved by a commission of the European Union.

        We submitted a water permit application in December 2000 to the regional water authority of the Spanish central government. In March 2001, we submitted to the government of Andalusia a mining concession application accompanied by environmental impact and project feasibility studies. We submitted additional water permit applications in April and May 2001, including a permit application for effluent discharge. We have had frequent and responsive interaction with local, regional and central governments in Spain to resolve technical issues and to facilitate the permitting process.

        We expect to receive a positive Declaration of Environmental Impact, indicating the Spanish government's approval of the project, in April 2002. A positive Declaration of Environmental Impact will authorize the regional government to issue a mining concession. The mining concession will give us the mining rights and access to all the necessary utilities required to develop the project. A positive Declaration of Environmental Impact is required before the regional water authority can grant the necessary water permits. After we receive the necessary water permits, we will complete the land acquisition process.

        While we believe that we will receive a positive Declaration of Environmental Impact and the necessary permits, we cannot assure you that we will receive them on a timely basis or at all.

        We need to purchase 1,174 hectares, or approximately 4.5 square kilometers, of land and associated rights-of-way to complete the final processing of some of our water permit applications. If negotiations with a landowner are unsuccessful, we will initiate proceedings to cause the regional government to expropriate that land. Expropriation is commonly used in Spain, in accordance with government laws. Land acquisition activities are expected to begin in October 2002 and to take approximately nine months to complete. Construction and mine development can begin before all land acquisition is finalized.

        Bechtel International, Inc., an international engineering and construction company, completed the feasibility study for the Las Cruces project in 2001. The feasibility study incorporated the results of an environmental impact study completed by FRASA Ingenieros Consultores, a team of national and international environmental engineering experts based in Madrid. During the permitting process, no material changes to the feasibility study have been identified.

        The Las Cruces orebody is hosted by a series of Paleozoic-age sedimentary and volcanic rocks that underlie 15 meters of Tertiary-age sandstones and conglomerates. A layer of Tertiary-age calcareous clay marl, up to 150 meters in depth, overlies the sandstone and conglomerates. The orebody, which has no surface expression, has been delineated by 280 drill holes. The orebody is estimated to be 30 meters thick on average, increasing to 100 meters in some areas, and is approximately 1,000 meters in length. A gold bearing gossan exists above the copper mineralization but has not been evaluated.

        The Las Cruces ore reserve consists principally of pyrite enriched with chalcocite, covellite and lesser amounts of chalcopyrite and tetrahedrite. The underlying primary mineralization is of lower grade and consists of pyrite, chalcopyrite, sphalerite and galena. Chalcocite is a mineral ore with a relatively high copper content. Covellite, chalcopyrite and tetrahedrite also contain copper, but at lower concentrations than chalcocite. Pyrite, sphalerite and galena do not contain significant levels of copper.

        The table below presents the reserve data for the Las Cruces project as of February 28, 2002.

PROVEN AND PROBABLE RESERVES (1)

Total ore (metric tons)	15,778,000
Waste to ore ratio	11.1:1
Average ore grade (% copper)	5.94
Cut-off grade (% copper)	0.00
Total contained copper (metric tons)	937,344
Total recoverable copper (metric tons)	834,044

(1)
Reserves are defined as that part of a mineral deposit that can be economically and legally extracted or produced at the time of determination and is customarily stated in terms of "ore" when dealing with metals. Probable reserves are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are between 50 and 300 feet apart. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity. Reserves were calculated by Independent Mining Consultants, Inc., a mining consulting company. Reserves represent mineable and diluted metric tons and do not reflect losses in the recovery process. The estimates of reserves at February 28, 2002 are based on an assumed copper price of $0.80 per pound. Reserves estimates were determined by use of mapping, drilling, metallurgical testing and other standard evaluation methods generally applied by the mining industry, including computer block modeling.

        The Las Cruces deposit will be mined using open pit methods. The ore will be drilled, blasted and loaded by front-end loaders into haul trucks. The trucks will haul the ore to the primary crusher located near the processing plant. Trucks will haul the Paleozoic rock waste to a surface storage facility where it will be covered by the impervious marl overburden. During the development phase, 48 million metric tons of overburden will be mined. In the later years of the project, partial backfilling of the pit with marl will occur.

        The ore will be crushed and ground using conventional technology consisting of a three stage crushing plant followed by a single stage ball mill. The ball mill will be variable speed to allow the treatment of ores of varying grade and hardness. A ferric leach process will dissolve more than 90% of the copper contained in the ground ore slurry, using a combination of atmospheric leaching, under low pressure and temperature, in autoclaves. The dissolved copper will be recovered by solvent extraction and electrowinning, known as SXEW, to produce high purity copper cathodes. We expect the copper cathodes will be sold, after qualification, under the London Metal Exchange Grade A quality designation to end users in Europe.

        The plant design will allow for the production of up to 72,000 metric tons per year of cathode copper. The plant will be able to process 3,500 metric tons of ore per day at an average copper recovery of 89%. We expect that ore grades during the first six years will average 6.5% copper, about 10% above the reserve average, which is 5.94%.

        Tailings from the process will be filtered, producing a nearly dry material that will be progressively encapsulated in the impervious marl. Tailings are the materials that remain after all metals considered economic have been removed from ore during processing. Dry tailings encapsulation eliminates the need for conventional tailings dams with their associated risk of failure.

        Bechtel provided the process engineering design and produced the feasibility study incorporating the work done by other contractors. Dynatec Corporation, a metallurgical testing and engineering company, conducted the process test work, including several pilot plant runs, to develop the metallurgical flowsheet, or design. AGRA Earth & Environmental Limited, a geotechnical and environmental services company, performed the tailings studies and engineering. Steffen, Robertson and Kirsten, a geotechnical and environmental services company, performed the mine geotechnical design work.

        Since our acquisition of the Las Cruces project, we have focused our efforts primarily on developing the project into a low cost, environmentally responsible copper mine. We have given environmental considerations high priority in project design and development at the Las Cruces project. Waste dumps will be continually contoured and reclaimed to enhance the appearance of the Las Cruces project. Protection of the area's water resources affected by the mine has been carefully studied and planned. Water Management Consultants, a hydrological engineering and design company, developed the water management plan, including the extraction system for dewatering the overlying sand aquifer and re-injection into the aquifer. Water needed to process the ore will be pumped 15 kilometers from a sewage processing plant and treated before use.

        Funding for the development and advancement of the Las Cruces project has principally come from our operating cash flows, cash reserves and credit facility with Leucadia. We estimate that the total capital costs to bring the Las Cruces project into commercial production are approximately $290 million, including working capital, land purchases and contingencies, but excluding interest and other financing costs. Our current cash resources will not be sufficient to cover all projected expenses necessary to bring the Las Cruces project into commercial production.

        We are evaluating various financing alternatives for projected costs and expenses associated with the Las Cruces project. We will not be able to fund the project solely from debt financing. We will need to raise a significant amount of the funds from equity investors, which could include a subscription rights offering to our existing stockholders. We are also considering other sources of financing, including product off-take agreements, which are a type of product sales agreement, supplier financing and equipment leasing. We plan to secure debt financing for approximately 70% of the project's capital requirements. We expect debt financing to be primarily funded through a syndicated project financing facility using a lead international bank experienced in mining project financing.

        While we believe that we will be able to obtain financing for the Las Cruces project, we cannot assure you that we will be able to obtain financing on favorable terms or at all. If we are unable to obtain financing when needed, the development of the Las Cruces project could be delayed significantly. Any significant delay could increase the costs of developing the Las Cruces project or prohibit us from completing development of the project.

Castle Mountain

        We hold a 25% interest in the Castle Mountain Venture, a California general partnership. Viceroy Resource Corporation holds the remaining 75% interest in the venture. Viceroy serves as the manager of the Castle Mountain Mine, which is the mining project controlled by the Castle Mountain Venture. The mine is located in San Bernardino County, California, approximately 70 miles south of Las Vegas, Nevada.

        The gold reserves at the Castle Mountain Mine were exhausted in May 2001. At that time, mining operations ceased and closure and reclamation began. We expect residual gold production to continue into 2003 as a result of continued heap leaching, a process that uses a weak cyanide solution to extract the gold from the ore.

        The Castle Mountain Venture is setting aside a cash reserve to fund the projected closure and reclamation costs. The cash reserve was $5.4 million at December 31, 2001.

        Contract Mining.    Under a contract mining agreement with the Castle Mountain Venture, we performed mining services at the Castle Mountain Mine until May 2001. These services included all work necessary to bring the ore to the crusher, including removal of overburden and waste materials, drilling and blasting, and hauling.

        As we expected, total tons mined at the Castle Mountain Mine during 2001 decreased to 1.8 million tons from 9.5 million tons in 2000. We recorded a gross loss from contract mining services of $0.2 million in 2001. Net cash flow from contract mining operations, after deducting cash used for the costs of closing down the operation and including the collection of accounts receivable, totaled $0.6 million during 2001.

        Castle Mountain Venture Operations.    In 2001, our 25% share of cash flow from Castle Mountain Venture operations, after capital expenditures, was $2.5 million. The venture's gold production was 77,741 ounces with cash costs of $211 per ounce. Our 25% share of production in 2001 was 19,167 ounces as compared to 29,419 ounces for the year ended December 31, 2000.

        Several mining claims controlled by the Castle Mountain Venture are subject to production-based net smelter return royalty payments and other royalty payments. Under the royalty agreements, the venture is required to make annual rental or advance royalty payments to third parties. Royalty payments made by the venture for 2001 totaled $0.3 million, including our attributable share of $0.1 million.

        The following table contains operating data for the Castle Mountain Venture for the years ended December 31, 2001, 2000 and 1999. The data are for the venture as a whole, of which our attributable share is 25%.

OPERATING DATA
(in thousands, except grade and ounces)

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Tons mined	1,801	9,440	18,402
Ore tons mined	868	4,262	5,058
Ore tons to leach pad (1)	1,308	4,120	4,123
Tons to mill	88	328	90
Average grade crushed (ounces per ton)	0.037	0.040	0.034
Overall gold recovery	161%	71.7%	70.0%
Average mill head grade (ounces per ton)	0.1132	.108	.138
Mill recovery (2)	54.9%	48.7%	50.5%
Ounces of gold produced
Mill (2)	5,458	17,200	6,266
Leach pad	72,283	101,531	88,704
Total gold production	77,741	118,731	94,970
Ounces of silver produced	20,696	31,770	26,579
Cost per ounce
Cash cost per ounce	$211	$193	$303
Non-cash cost per ounce	64	25	43
Total cost per ounce	$275	$218	$346

(1)
These data include ore that has been previously mined and stockpiled.

(2)
These data include gold that is extracted during milling but not gold that is leached from milled material after the material is stacked on the leach pad.

Exploration

        We are continuing to search for profitable investment opportunities. We have grassroots, or early stage, exploration programs in Nevada, Peru and Spain. In addition, we conducted field examinations on 43 properties during 2001, primarily in North and South America.

        Mining exploration is highly speculative in nature, involves many risks and frequently is nonproductive. We cannot assure you that our mineral exploration efforts will be successful. Once mineralization is discovered, it may take a number of years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities. As a result of these uncertainties, we cannot assure you that our exploration programs will result in the discovery of economic ore reserves or the development of mining projects.

Spain

        In connection with our purchase of Cobre Las Cruces, we entered into a farm-in agreement, which is a type of joint venture agreement, with Riomin Iberica S.A., which is a member of the Rio Tinto Group. Riomin Iberica holds a package of exploration permits west of the Las Cruces project. Under the agreement, we must incur $0.5 million in exploration related expenses by February 24, 2003. As of December 31, 2001, we had incurred $0.25 million of these expenses. We may, at our option, spend an additional $1.0 million by February 24, 2004 to earn a 51% interest in the joint venture. Otherwise, we will not earn any ownership interest in the venture. The package, including permits granted and under application, covered 422 square kilometers as of March 2002. Field work in 2001 included mapping, soil geochemistry and gravity surveys.

Peru

        In July 2000, we acquired 20 of 39 limited partner units of Peru Exploration Venture LLLP, an Arizona limited liability limited partnership. The partnership was formed in June 2000 with Bear Creek Mining Company, an Arizona corporation, as the general partner. Our commitment to the partnership was $1 million over a two-year period, which we have fully funded as of December 31, 2001. We hold a preemptive right to acquire all the assets of the partnership based on a fair market appraisal.

        The principal objective of the partnership is to acquire precious and base metal properties in Peru. During 2001, the partnership acquired four properties and carried out two drilling programs. The partnership is evaluating the results of these programs.

Competition

        We compete with other companies and individuals to acquire metal mining projects and to recruit and retain qualified employees. Many of these companies are substantially larger and have greater financial resources than we do. As a result of strong competition for a limited number of project opportunities, it may be difficult for us to acquire metals projects on favorable terms.

        There is a global market for gold and copper. We sell gold and, if we are able to bring the Las Cruces project into production, we expect to sell copper, at prevailing market prices. We do not believe that any single company or other institution has sufficient market power to significantly affect the price or supply of these metals.

Industry Segment Data

        Industry segment data for us is provided in Note 8 to our consolidated financial statements, included in Part II of this report.

Regulatory and Environmental Matters

        General.    All of our exploration, development and production activities in the United States, Spain and Peru are subject to regulation by governmental agencies under various environmental laws. These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protection of natural resources, antiquities and endangered species, and reclamation of lands disturbed by mining operations. We believe that we are in substantial compliance with applicable environmental regulations. Many of the regulations also require us to obtain permits for our activities. These permits normally are subject to public review processes resulting in public approval of the activity. While these laws and regulations govern how we conduct many aspects of our business, we do not believe that they have a material adverse effect on our results of operations or financial condition. We evaluate our projects in light of the cost and impact of environmental regulation on the proposed activity. We evaluate new laws and regulations as they develop to determine the impact on, and changes necessary to, our operations. It is possible that future changes in these laws or regulations could have a significant impact on some portion of our business, causing us to reevaluate those activities at that time.

        Our past and future activities may also cause us to be subject to liabilities under provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, and analogous state law. These laws impose strict liability on various categories of potentially responsible parties, including current property owners, for releases or threatened releases of hazardous substances into the environment which require cleanup.

        Generally, compliance with environmental laws and regulations requires us to obtain permits issued by regulatory agencies and to file various reports and keep records of our operations affecting the environment. Some permits require periodic renewal or review of their conditions. We cannot predict whether we will be able to renew these permits or whether material changes in permit conditions will be imposed. Non-renewal of permits or the imposition of additional conditions could have a material adverse effect on our financial condition and results of operations.

        We are committed to fulfilling our requirements under applicable environmental laws and regulations. These laws and regulations are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct our business in a manner that safeguards public health and mitigates the environmental effects of our mining operations. To comply with these laws and regulations, we have made, and in the future may be required to make, capital and operating expenditures.

        Reclamation.    For regulatory purposes, reclamation does not mean restoring the land to its pre-mining state. Rather, it is returning the post-mining land to a state which has stability and utility comparable to pre-mining conditions. Reclamation concerns include stabilization and vegetation of disturbed lands, controlling drainage from portals and waste rock dumps, removal of roads and structures, neutralization or removal of process solutions and visual aesthetics.

Employees

        At December 31, 2001 we employed 28 people, including one in the gold mining segment, 17 at the Las Cruces project and ten at our home office. In addition to our geology staff, we use contract professionals to conduct exploration throughout the world.

ITEM 3. LEGAL PROCEEDINGS

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 10. EXECUTIVE OFFICERS

        The following schedule contains the names and certain information regarding all of our executive officers, as of March 22, 2002:

Name	Age	Position
G. Frank Joklik	73	Chairman of the Board and Chief Executive Officer
Donald L. Babinchak	66	President
John C. Farmer	52	Chief Financial Officer, Secretary and Treasurer
Larry L. Lackey	66	Director of Exploration
Thomas G. White	58	Manager of Operations

        G. Frank Joklik became our Chairman of the Board on June 30, 1998, and has been a director since June 6, 1995. Mr. Joklik served as our President and Chief Executive Officer from November 1, 1995 through June 30, 1998. Concurrent with his appointment as Chairman of the Board, Mr. Joklik took a leave of absence from his position as President and Chief Executive Officer in order to fulfill his responsibilities to the Salt Lake Organizing Committee for the 2002 Olympic Winter Games. Mr. Joklik returned from leave of absence to his position as Chief Executive Officer during the second quarter of 1999. Mr. Joklik was formerly the President and Chief Executive Officer of Kennecott Corporation.

        Donald L. Babinchak has served as our President since June 30, 1998. Mr. Babinchak has also served as our Director of Human Resources since March 25, 1996. Mr. Babinchak was formerly Vice President of Human Resources and Administration of Kennecott Corporation. Mr. Babinchak changed from full-time to part-time employment in November 2001.

        John C. Farmer was appointed our Chief Financial Officer on June 30, 1998. Mr. Farmer has also served as our Controller, Treasurer and Secretary since April 25, 1996. Mr. Farmer was formerly the Chief Financial Officer of Dyno Nobel Inc.

        Larry L. Lackey has been our Director of Exploration since October 1, 1999. Mr. Lackey has also served as our Chief Geologist since August 23, 1995. He was formerly Regional Vice President-Central America and the Caribbean for Independence Mining Company, Inc. Mr. Lackey changed from full-time to part-time employment in November 2001.

        Thomas G. White has been our Manager of Operations since October 8, 1993. Before joining us, Mr. White served as a mining executive for the gold operations of Homestake Mining Co., located in San Francisco, California.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

        Until January 6, 1999, our common stock was traded on the NASDAQ National Market System under the symbol "MKAU." On January 6, 1999, our common stock was delisted from trading on the Nasdaq National Market System for failure to meet the minimum bid price requirement and the minimum market value of public float requirement of the Nasdaq Stock Market. Our common stock is currently traded on the NASD OTC Bulletin Board under the symbol "MKAU."

        The following table sets forth, for our common stock, by quarter, the high and low bid quotations as reported by the OTC Bulletin Board for the years ended December 31, 2001 and 2000. The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Share
	High	Low
2000
First Quarter	$1.05	$0.75
Second Quarter	1.00	0.81
Third Quarter	1.10	0.92
Fourth Quarter	1.05	0.93
2001
First Quarter	$1.08	$0.93
Second Quarter	1.10	0.92
Third Quarter	0.97	0.84
Fourth Quarter	0.84	0.46
2002
First Quarter (through March 22, 2002)	$0.60	$0.35

Holders

        As of March 22, 2002, the number of registered holders of our common stock was approximately 152 (not including beneficial owners of our common stock held in the name of a broker, dealer, bank, voting trustee or other nominee).

Dividends

        We do not intend to pay any cash dividends with respect to our common stock in the future. We did not pay any dividends during the years ended December 31, 2001 or 2000.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data have been summarized from our consolidated financial statements and are qualified in their entirety by reference to, and should be read together with, our consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

MK GOLD COMPANY
SELECTED FIVE-YEAR FINANCIAL DATA
(in thousands, except share and ounce amounts, per share and per ounce data)

	Year Ended December 31
	2001	2000	1999	1998	1997
OPERATING DATA
Revenue:
Product sales	$6,002	$11,314	$8,456	$9,017	$16,656
Mining services	1,297	6,088	11,023	11,065	11,233

Total revenue	7,299	17,402	19,479	20,082	27,889
Gross profit (loss):
Product sales	(115)	3,642	(351)	400	127
Mining services	(154)	434	2,430	1,730	1,307

Total gross profit (loss)	(269)	4,076	2,079	2,130	1,434
Exploration costs	(717)	(1,018)	(2,223)	(3,068)	(2,306)
General and administrative expenses	(2,413)	(1,975)	(1,766)	(1,661)	(1,650)
Provision for mine closure and reclamation	—	—	—	—	2,330
Provision for impairment of long-lived assets	—	—	—	—	(1,800)

INCOME (LOSS) FROM OPERATIONS	(3,399)	1,083	(1,910)	(2,599)	(1,992)

NET INCOME (LOSS)	$(3,179)	$1,017	$(1,504)	$(1,281)	$(1,002)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.09)	$0.03	$(0.06)	$(0.07)	$(0.05)
BALANCE SHEET DATA (At end of period)
Total assets	$60,441	$60,323	$59,941	$24,848	$28,617
Line of credit	29,000	23,300	20,000	—	—
Stockholders' equity	24,851	29,668	31,043	18,171	19,552
Book value per common share	0.66	0.79	0.83	0.94	1.00
OTHER FINANCIAL DATA:
Depreciation, depletion, and amortization:
Product Sales	653	485	710	947	2,403
Mining services	6	28	102	86	66
Capital expenditures	4,777	10,632	43,807	233	1,230
OTHER DATA
Gold ounces sold	19,900	32,100	25,000	25,091	42,600
Gold ounces produced	19,167	29,419	23,315	25,292	34,426
Gold ounces in inventory, at end of year	2,174	2,907	5,588	7,273	7,072
Average gold price realized (per ounce)	$277	$314	$289	$311	$351
Average spot gold price (per ounce) (a)	271	279	279	295	333
Average costs per ounce (b)(c):
Mine production costs	207	191	298	320	270
Royalties	4	2	5	3	8

Production costs	211	193	303	323	278
Depreciation, depletion and amortization	30	14	39	41	101
Reclamation	34	11	4	4	3

Total cost per ounce	$275	$218	$346	$368	$382

(a)
London PM Fix.

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

(c)
Average cost per ounce includes only the cost incurred by the Castle Mountain Venture.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis together with our selected five-year financial data, our consolidated financial statements and the notes to our consolidated financial statements, which appear elsewhere in this report. We report undivided interests in joint ventures using pro rata consolidation, whereby we consolidate our proportionate share of assets, liabilities, revenues and expenses.

        This section contains forward-looking statements that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Cautionary Statement for Forward-Looking Information" below and elsewhere in this report.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements in accordance with generally accepted accounting principles requires us to make estimates about the effect of matters that are uncertain and to make difficult, subjective and complex judgments. These estimates and assumptions affect the reported amounts in the financial statements and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate all of these estimates and judgments. Actual results could differ from these estimates. We believe that the following accounting policies are the most critical because they have the greatest impact on our financial condition and results of operations.

        Closure and Reclamation.    We estimate future reclamation and mine closure costs mainly on the basis of legal and regulatory requirements. We accrue and charge these costs over the expected operating lives of our mines using the units-of-production method. At various times we review the adequacy of our closure and reclamation accruals based on our current estimates of future costs and set aside adequate cash reserves to fund those costs. In the event that actual costs differ from those estimates, our results of operations and financial condition will be affected.

        During May 2001, mining operations ceased and closure and reclamation activities began at the Castle Mountain Mine. We have reviewed the closure and reclamation accrual and believe it is sufficient.

        Capitalization of Development Costs.    Generally, we expense mineral exploration costs as they are incurred. When we determine that a mineral property is economically viable, we capitalize, as mining property costs, the cost of subsequent reserve definition and expansion and property development costs. Subsequent reserve definition and expansion costs include drilling, assaying, computer block modeling and financial evaluation. Property development costs include interest on funds borrowed to finance the acquisition and costs necessary to advance the project through the feasibility study, permitting and project financing stages.

        We capitalize, as mine development costs, all costs incurred to bring a mine into production, including land acquisition, interest, construction costs for buildings, plants, shaft sinking, permanent excavations, roads, tunnels and advance removal of overburden and waste rock.

        We charge mining property and mine development costs to operations using the units-of-production method based on proven and probable ore reserves. We initially defer costs relating to stockpiled ore as inventory costs and expense them in future periods when the ore is processed.

        In the event that we determine that a property or project is no longer economically viable or that the investment is no longer recoverable, we will record a loss and write the investment down to its fair value.

        Deferred Tax Asset and Tax Valuation Allowance.    When we incur a net operating loss, we record a deferred tax asset to offset future tax expense. When we believe we will not be able to use a deferred tax asset we record a valuation allowance against that deferred tax asset. Recording a deferred tax asset increases income and recording a valuation allowance decreases income in the period recorded. Due to past net operating losses, we have recorded a net deferred tax asset of approximately $18 million as of December 31, 2001. We have also recorded a valuation allowance against a substantial portion of this asset. In the future, if we determine that we will be able to use all or a portion of our deferred tax asset, we will record an adjustment, increasing income in that period.

Results of Operations for the Twelve Months Ended December 31, 2001 Compared to the Twelve Months Ended December 31, 2000

Gold Production

        Our attributable share of gold production from the Castle Mountain Venture decreased 35% to 19,167 ounces in 2001 from 29,419 ounces in 2000. The decrease in production is due to the completion of mining activities at the Castle Mountain Mine in May 2001. The decrease also reflects lower volumes of ore mined at the mine during the first four months of 2001. Future gold production will continue to decline as residual gold is recovered from the leach pads during the closing and reclamation phase at the mine. Residual gold production is expected to end in 2003.

Revenue

        During 2001 and 2000, our revenues came from two sources, contract mining and the sale of gold from the Castle Mountain Mine. Due to the completion of mining activities at the mine, we will not receive any further revenue from contract mining, and gold production will be limited to residual production during reclamation at the mine. Therefore, our revenue will decrease significantly until residual gold production ceases at the mine, which we expect to be by mid 2003. Once this residual gold production ceases, based on our current operations, we will have no revenues until production begins at the Las Cruces project.

        Our product sales revenue decreased $5.3 million, or 47%, to $6.0 million for 2001, compared to $11.3 million for 2000. Our average price realized per ounce of gold decreased to $277 during 2001, compared to $314 in 2000. Our low product sales revenue in 2001 was the result of lower prices realized per ounce of gold, due to depressed spot prices, and fewer ounces of gold sold, due to decreased production at the Castle Mountain Mine. Our future product sales revenue will continue to decrease as a result of diminishing residual gold production at the mine.

        Our revenue from mining services depends primarily on the quantities of materials mined during the period. Our revenue from mining services decreased 79% to $1.3 million in 2001 from $6.1 million in 2000. Our revenue decreased due to the completion of mining activities at the Castle Mountain Mine in May 2001. The decrease in revenue also reflects a reduction in the mining rate at the mine before the completion of mining activities, which was implemented in March 2000 in order to avoid the stockpiling of ore. As a result of mining completion, there was no mining services revenue during the third or fourth quarter of 2001, and there will be no future mining services revenue from the mine.

        Our product sales revenue represented 82% of our total revenue for 2001, compared to 65% for 2000. Our product sales revenue will continue to decline until residual gold production ceases at the Castle Mountain Mine, which we expect to be by mid 2003. Once this residual gold production ceases, based on our current operations, we will have no product sales revenue until copper production begins at the Las Cruces project.

        Mining service revenues represented 18% of our total revenue for 2001, compared to 35% for 2000. Revenue from contract mining ended in 2001 with the completion of mining at the Castle Mountain Mine.

Forward Sales Activity

        For 2001, our average gold price realized per ounce for the 19,900 ounces sold was $277 per ounce, compared to an average spot price of $271 per ounce. During 2001, we delivered 10,200 ounces of our total gold sold under forward sales contracts at an average price of $284 per ounce. For 2000, our average price realized for the 32,100 ounces sold was $314 per ounce, compared with an average spot price of $279 per ounce. At December 31, 2001, we had no ounces of gold sold forward. While we have used forward sales contracts in the past, we expect that our gold sales from residual production at the Castle Mountain Mine will be made primarily at spot prices.

Gross Profit

        Our gross profit from product sales decreased 103% to a $0.1 million gross loss in 2001 from a $3.6 million gross profit in 2000. As a percentage of product sales, gross loss was 2% in 2001 compared to gross profit of 32% in 2000. The decline in our gross profit resulted primarily from lower prices realized per ounce of gold, due to depressed spot prices, and fewer ounces of gold sold, due to decreased production at the Castle Mountain Mine. We expect to have gross losses in future periods until production begins at the Las Cruces project.

        Our gross profit from mining services decreased 135% to a $0.2 million gross loss in 2001 from a $0.4 million gross profit in 2000. As a percentage of mining services revenue, gross loss was 12% in 2001 compared to gross profit of 7% in 2000. The decline in our gross profit from mining services resulted from the completion of mining at the Castle Mountain Mine in May 2001. The decline in gross profit from mining services also reflects a reduction in tons mined at the mine before the completion of mining.

Exploration Costs

        Our exploration costs decreased 30% to $0.7 million compared to $1.0 million in 2000. Our exploration expenditures decreased in 2001 because we acquired interests in fewer properties, we focused our mapping and sampling activities on fewer properties, and we conducted no drilling activities on properties we were evaluating. In addition to our exploration programs in Nevada and Spain, we conducted 43 field examinations during 2001. We continue to seek opportunities throughout the world. See Items 1 and 2, "Business and Properties—Properties and Operations."

General and Administrative Expenses

        Our general and administrative expenses for 2001 increased $0.4 million, or 22%, to $2.4 million, compared to $2.0 million in 2000. The increase in expenses is due primarily to employee termination costs and professional services related to the Las Cruces project.

Gain on Sale of Assets

        Our gain on sale of assets increased $0.19 million to $0.20 million in 2001 from $0.01 million in 2000. The increase is due to the sale of operating assets of the Castle Mountain Venture due to mine closure.

Unconsolidated Affiliate

        In July 2000, we became a limited partner in Peru Exploration Venture LLLP. The general partner is Bear Creek Mining Company. The principal objective of the partnership is to acquire precious and base metal properties in Peru. We account for this investment using the equity method of accounting. Our commitment to the partnership is $1.0 million over a two-year period, which we have fully funded as of December 31, 2001. Our share of loss from the partnership for the year ended December 31, 2001 was $0.5 million compared to $0.2 million for the year ended December 31, 2000.

Litigation Settlement

        In 1996, we sued Morrison Knudsen Corporation, now known as Washington Group International, Inc., our former principal shareholder, for breach of a noncompete agreement. During 2001, we settled our claims against Morrison Knudsen. As a result of this settlement, we recognized a gain of $0.6 million after deducting related legal expenses.

Investment Income

        Our investment income decreased 72% to $0.09 million in 2001 from $0.31 million in 2000, primarily because we had less cash and cash equivalents during 2001 than we had in 2000. During 2000, we funded development costs at the Las Cruces project with our existing cash and cash equivalents and began drawing on our credit facility in late 2000 when available cash and cash equivalents became limited. We continued to draw on our credit facility in 2001.

Interest Expense

        Our interest expense decreased 26% to $0.02 million in 2001 from $0.03 million in 2000. Interest expense for 2001 consisted primarily of the cost of the commitment fee on our credit facility, which is based on the amount available under the facility. The decrease was due primarily to increased borrowings under the credit facility, which resulted in a lower amount available and, consequently, a lower commitment fee. In addition to the interest that we expensed, we capitalized an additional $1.8 and $1.9 million in interest relating to the Las Cruces project for the years ended December 31, 2001 and 2000, respectively.

Income Taxes

        The reduction in our deferred tax asset and the corresponding recognition of income tax expense is the result of the reversal of temporary differences relating to deferred revenue. See Note 9 to our consolidated financial statements.

Results of Operations for the Twelve Months Ended December 31, 2000 Compared to the Twelve Months Ended December 31, 1999

Gold Production

        Our attributable share of gold production from the Castle Mountain Venture increased 26% to 29,419 ounces in 2000 from 23,315 ounces in 1999 due to higher grade ore being mined.

Revenue

        Our product sales revenue increased $2.9 million, or 34%, to $11.3 million for 2000, compared to $8.5 million for 1999, as a result of an increased number of ounces sold and higher gold price realized. The increase in number of ounces sold was due to higher ore grades mined during 2000. Our average price realized per ounce of gold increased to $314 during 2000, compared to $289 in 1999. The increase in our average price realized was due primarily to the delivery of gold during 2000 under forward sales contracts entered into in late 1999 when spot prices were at a peak. Our product sales revenue represented 65% of our total revenue for 2000, compared to 43% for 1999.

        Our revenue from mining services depends primarily on the quantities of materials mined during the period. Our revenue from mining services decreased 45% to $6.1 million in 2000 from $11.0 million in 1999. The volume of ore mined at the Castle Mountain Mine was significantly reduced during 2000. Mining service revenues represented 35% of our total revenue for 2000, compared to 57% for 1999.

Forward Sales Activity

        For 2000, our average gold price realized per ounce for the 32,100 ounces sold was $314 per ounce compared to an average spot price of $279 per ounce. During 2000, we delivered 29,000 ounces of the total gold sold under forward sales contracts at an average price of $318 per ounce. For 1999, our average price realized for the 25,000 ounces sold was $289 per ounce compared with an average spot price of $279 per ounce. At December 31, 2000, we had forward sales contracts totaling 900 ounces for delivery in 2001 at an average price of $275 per ounce.

Gross Profit

        Our gross profit from product sales increased from $0.4 million gross loss in 1999 to a $3.6 million gross profit in 2000. As a percentage of product sales, gross profit was 32% in 2000 compared to a loss equal to 4% of product sales in 1999. The increase in profitability for 2000 was primarily due to forward sales, which enabled us to sell gold at a higher average price.

        Our gross profit from mining services decreased 82% to $0.4 million in 2000 from $2.4 million in 1999. The decrease in gross profit from mining services is due to the reduction in the mining rate at the Castle Mountain Mine and increased fuel prices. As a percentage of mining services revenue, gross profit was 7% in 2000, compared to 22% in 1999.

Exploration Costs

        Our exploration costs decreased 54% to $1.0 million, compared to $2.2 million in 1999. Our exploration expenditures decreased in 2000 because we acquired interests in fewer properties and we focused our mapping, sampling and drilling activities on fewer properties. In addition to our exploration programs in Nevada, Mexico and Brazil, we conducted 52 field examinations during 2000.

General and Administrative Expenses

        Our general and administrative expenses for 2000 increased $0.2 million, or 12%, to $2.0 million, compared to $1.8 million in 1999. The increase was primarily due to expenses relating to the Las Cruces project.

Unconsolidated Affiliate

        In July 2000, we became a limited partner in Peru Exploration Venture LLLP. The general partner is Bear Creek Mining Company. The principal objective of the partnership is to acquire precious and base metal properties in Peru. We account for this investment using the equity method of accounting. Our commitment to the partnership is $1.0 million over a two-year period, $0.5 million of which we funded as of December 31, 2000.

Investment Income

        Our investment income decreased 53% to $0.3 million in 2000 from $0.7 million in 1999. The decrease was due to the reduction in cash and cash equivalents caused by the funding of Las Cruces development costs.

Interest Expense

        Our interest expense decreased 83% to $0.03 million in 2000 from $0.18 million in 1999. Interest expense for 2000 consisted primarily of the cost of the commitment fee on our credit facility. Our interest expense for 1999 included the cost of the commitment fee on the credit facility and interest on a $15.8 million promissory note with Leucadia National Corporation. We repaid the promissory note on October 8, 1999. In addition to the interest that we expensed, we capitalized an additional $1.9 in 2000 and $0.57 million in 1999 for interest relating to the Las Cruces project.

Income Taxes

        The reduction in our deferred tax asset and the corresponding recognition of income tax expense is the result of the reversal of temporary differences arising in prior years. See Note 9 to our consolidated financial statements.

Liquidity and Capital Resources

        Our principal sources of funds are our available resources of cash and cash equivalents and our credit facility. At December 31, 2001, we had cash and cash equivalents of $1.4 million and gold bullion of $0.4 million, representing an increase in cash and cash equivalents and gold bullion of $0.2 million from December 31, 2000. We expect that our cash and cash equivalents and available borrowings under our credit facility will be sufficient to cover operating expenses through 2002. However, we will need additional funding for development costs at the Las Cruces project, including land acquisition and basic engineering costs. We estimate that the capital cost will be approximately $290 million to bring the Las Cruces project into production.

        Until May 2001, our revenues came from two sources, contract mining at the Castle Mountain Mine and the sale of gold from the mine. Since the completion of mining activities at the Castle Mountain Mine in May 2001, our only source of revenue has been residual gold sales from the mine. Based on our current operations, expected overhead expenses and exploration costs, we will not have positive cash flow from operations until production of refined copper begins at the Las Cruces project.

        In March 1998, we entered into a $20 million credit facility with Leucadia National Corporation. Effective March 1, 2000, the credit facility was amended to increase the amount of the facility to $30 million. Effective April 1, 2001, the credit facility was amended to extend the expiration to July 1, 2002. Effective July 1, 2001, the credit facility was amended to increase the amount of the facility to $35 million and to extend the expiration to January 2, 2003. Leucadia may terminate the credit facility on December 15 of any year, provided Leucadia notifies us of the termination prior to September 15 of that year. Leucadia has indicated that it does not intend to exercise this early termination right in 2002. At December 31, 2001, we had outstanding borrowings under the credit facility of $29 million. Loans outstanding under the credit facility bear interest equal to the prime rate and interest and commitment fees are payable quarterly. The prime rate at December 31, 2001 was 4.75%.

        Net cash used by operating activities was $0.2 million for 2001, compared to net cash provided by operating activities of $1.4 million for 2000 and $0.6 million for 1999. The decrease in cash from operations in 2001 compared to 2000 is due to the completion of mining activities at the Castle Mountain Mine and the related decreases in gold production and mining services revenue, as well as lower realized gold prices. Our cash operating cost per ounce of gold produced exceeded the average gold price for 1999. This situation reversed in late 1999 and has continued through 2001.

        Basic engineering and land acquisition activities are scheduled to begin at the Las Cruces project once the required permits have been granted, which could occur as early as September 2002. We will require financing in order to proceed with basic engineering and land acquisition activities.

        We are exploring various financing alternatives for projected costs and expenses associated with the Las Cruces project. In addition, we will need to repay the Leucadia credit facility. We will not be able to fund the project and repay the Leucadia credit facility solely from debt financing. We will need to raise a significant amount of the funds from equity investors, which could include a subscription rights offering to our existing stockholders. We are also considering other sources of financing, including product off-take agreements, which are a type of product sales agreement, supplier financing and equipment leasing. We plan to secure debt financing for approximately 70% of the project's capital requirements. We expect debt financing to be primarily funded through a syndicated project financing facility using a lead international bank experienced in mining project financing. While we believe that we will be able to obtain financing for the Las Cruces project, we cannot assure you that we will be able to obtain financing on favorable terms or at all. If we are unable to obtain financing when needed, the development of the Las Cruces project could be delayed significantly. Any significant delay could increase the costs of developing the Las Cruces project or prohibit us from completing development of the project.

        Our sources of funds available to fund new mining projects are limited. We used a significant portion of our existing sources of funds to acquire the Las Cruces project for $42 million in September 1999. Accordingly, our ability to begin new mining projects depends on our ability to obtain additional sources of funds to finance these mining projects. While we believe that we may be able to obtain financing for new mining projects through project financing or otherwise, we cannot assure you that we will be able to obtain financing on favorable terms or at all.

        Additions to property, plant and mine development totaled $4.8 million for 2001, $10.6 million for 2000 and $2.5 million for 1999. For all periods presented, additions to property, plant and mine development consisted of: (1) mine development expenditures; (2) construction expenditures for buildings, machinery, plant and equipment; and (3) expenditures for mobile mining service equipment. Development costs incurred at the Las Cruces project, including interest and the costs of a feasibility study, are capitalized and are reflected as investing activities in our consolidated statements of cash flows. The principal source of funds that we used to fund project development at the Las Cruces project was our credit facility with Leucadia.

        Upon completion of production at a mine, we must make expenditures for reclamation and closure of the mine. We provide for future reclamation and mine closure liabilities on a units-of-production basis. At December 31, 2001, we had accrued $1.7 million for these costs, including $1.5 million for the Castle Mountain Mine. In addition to the accruals, we and Viceroy Resource Corporation, the owner of the remaining 75% interest in the Castle Mountain Venture, are depositing cash, including all proceeds from the sale of plant and equipment, in a separate fund to cover future reclamation costs at the venture properties. Our contributions to this fund totaled $1.4 million at December 31, 2001. We review the adequacy of our reclamation and mine closure liabilities in light of current laws and regulations and adjust our liabilities as necessary.

        As shown below, at December 31, 2001, our contractual cash obligations and commercial commitments totaled approximately $29.05 million and $.72 million, respectively. Our credit facility requires us to maintain certain financial ratios. Our credit facility also contains limitations on investments, liens, contingent obligations and other similar matters. We are in compliance with all of these restrictions.

Contractual Obligations

	Payments Due by Period (in millions)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Operating leases	$0.05	$0.03	$0.02	$—	$—
Line of credit (1)	29.00	—	29.00	—	—

Total contractual cash obligations	$29.05	$0.03	$29.02	$—	$—

Commercial Commitments

	Payments Due by Period (in millions)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Surety bonds and letters of credit (2)	$0.72	$—	$0.23	$—	$0.49

Total commercial commitments	$0.72	$—	$0.23	$—	$0.49

(1)
This amount represents the outstanding principal balance under our $35 million credit facility with Leucadia at December 31, 2001. Leucadia may terminate the credit facility on December 15 of any year, provided Leucadia notifies us of the termination prior to September 15 of that year. Leucadia has indicated that it does not intend to exercise this early termination right in 2002. The credit facility has an expiration date of January 2, 2003.

(2)
Surety bonds and letters of credit totaling $2.4 million, of which our share is $.72 million, have been provided as required by various governmental agencies for environmental protection, including reclamation bonds of $0.23 million relating to the American Girl Mine and $0.49 million relating to the Castle Mountain Mine. If closure and reclamation obligations under these agreements are not met, the agencies could draw on these bonds and letters of credit to fund expenditures for reclamation and closure requirements. We own a 53% undivided interest in the American Girl Mining Joint Venture, which operated the American Girl Mine. Mining operations ended at the American Girl Mine in 1996, and reclamation was completed in 2000.

        In October 1998, we announced a share repurchase program. Our board of directors authorized the repurchase of up to 2 million shares. As of March 22, 2002, we had repurchased 173,700 shares under the repurchase program.

Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations," which is effective for all business combinations for which the date of acquisition is after June 30, 2001. SFAS No. 141 requires that companies use the purchase method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. We will adopt SFAS No. 141 for acquisitions completed after June 30, 2001.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition.

We do not believe that the adoption of SFAS No. 142 will have a significant effect on our financial position and results of operations.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. We are currently evaluating the potential impact, if any, the adoption of SFAS No. 143 will have on our financial position and results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 requires that one accounting model be used for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions and resolves implementation issues. We do not believe that the adoption of SFAS No. 144 will have a significant effect on our financial position and results of operation.

Cautionary Statement for Forward-Looking Information

        Certain information set forth in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, exploration efforts, project development schedules, financing needs, plans or intentions relating to potential acquisitions and other information that is not historical information. When used in this report, the words "estimates," "expects," "anticipates," "forecasts," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. We may make additional forward-looking statements from time to time. All subsequent forward-looking statements, whether written or oral and whether made by us or on our behalf, are also expressly qualified by these cautionary statements.

        Our forward-looking statements are based on our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties. However, we cannot assure you that management's expectations, beliefs and projections will result or be achieved or accomplished. Our forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

        There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. In addition to the other factors and matters discussed elsewhere in this report, the following factors are among the factors that could cause actual results to differ materially from the forward-looking statements. Any forward-looking statements made by us or on our behalf should be considered in light of these factors.

Dependence on a Single Mining Project

        We are focused primarily on the development of our Las Cruces copper project. Accordingly, our profitability depends entirely upon the successful development and operation of this project. We are currently incurring losses and we expect to continue to incur losses until copper production begins at the Las Cruces project. Although we will continue to receive a small amount of revenues from residual gold production in connection with reclamation activities at the Castle Mountain Mine, these revenues are insufficient to cover our operating expenses.

        We maintain an active exploration program to evaluate other potential mining projects. However, our ability to acquire and fund additional projects is limited. In addition, there are a number of uncertainties inherent in any mineral exploration and development program that could make it difficult for us to successfully acquire and develop additional projects. These risks include the location of economically viable ore bodies, the development of appropriate metallurgical processes, the receipt of necessary governmental permits and the construction of mining and processing facilities.

        We cannot assure you that our current exploration and development programs will result in any new commercial mining operations or yield new reserves to replace and expand current reserves. Even if we identify and acquire an economically viable ore body, several years may elapse from the initial stages of development until commercial production is commenced.

Need for Financing

        We estimate that the total capital costs for the development of the Las Cruces project are approximately $290 million, including working capital, land purchases and contingencies, but excluding interest and other financing costs. We are exploring various financing alternatives for the balance of the projected costs and expenses of the Las Cruces project. However, we have no commitments for any additional financing. We cannot assure you that we will be able to obtain the necessary financing for the Las Cruces project on favorable terms or at all.

Potential Delays in Development of Las Cruces

        If we are unable to complete development and begin mining operations at the Las Cruces project in a timely manner, we may not be able to generate revenue and profits. The timing of development at the Las Cruces project will be affected by many factors, some of which are beyond our control. Successful development of the Las Cruces project will be subject to the timely issuance of mining concessions and water permits, procurement of significant financing, acquisition of land required to develop the project, completion of basic engineering and construction of the mine. A feasibility study has been completed and permitting activities are underway at the Las Cruces project. Adverse political and environmental developments in Spain could delay or preclude the issuance of permits or the expropriation of land necessary to develop the Las Cruces project. If we are unable to obtain the necessary permits, we will be unable to develop the Las Cruces project. In addition, factors such as fluctuations in market price of copper and interest rates could adversely affect our ability to obtain adequate financing to fund the development of the project.

Imprecision of Estimates

        The estimates of the costs to develop the Las Cruces presented in this report may not be accurate. If the actual costs to complete the development of the Las Cruces project are significantly higher than we expect, we may not have enough funds to cover these costs and we may not be able to obtain other sources of financing to cover these costs. In addition, we may be unable to achieve our anticipated production volumes. Unexpected cost increases or our failure to achieve anticipated production volumes could have a material adverse effect on our results of operations and financial condition.

        The ore reserve figures presented in this report for the Las Cruces project are estimates, and we cannot assure you that we will realize the indicated levels of copper recovery. Reserve estimates are expressions of judgment based on knowledge, experience and industry practices. Valid estimates may change significantly when new information becomes available. While we believe that the reserve estimates presented in this report are well established, reserve estimates are imprecise and depend on statistical inferences, which may prove unreliable. The reserve estimates for the Las Cruces project have been determined based on an assumed long-term copper price of $0.80 per pound, a cut-off grade of 0.00% copper and projected average production costs of $0.33 per pound, based on the feasibility study relating to the project. Although we believe these assumptions are reasonable based upon available information, these assumptions may not be accurate. Increases in production costs or fluctuations in the market price of copper may make it unprofitable to mine ore reserves containing relatively lower grades of mineralization.

        Because we have not begun production at the Las Cruces project, there is additional risk that we may need to reduce or adjust the reserves and mineralization estimates for the Las Cruces project based upon actual production experience. A material reduction in the estimates of our reserves or mineralization, or in our ability to extract these reserves or mineralization, could have a material adverse effect on our results of operations and financial condition.

Uncertainty of Government Subsidies

        If we do not receive the amount of subsidies that we expect, we will need to obtain additional funds from other sources, which could delay the development of the Las Cruces project and reduce the profitability of the project. We have applied for approximately $80 million in subsidies from regional and central governments in Spain, and we expect to apply for an additional $12 million in subsidies as the Las Cruces project progresses. Our estimates regarding the timing for development at the Las Cruces project, the amount of financing required and the potential for economic copper production at the Las Cruces project are based on the assumption that we will receive a significant portion of the subsidies for which we have applied. However, we cannot predict the amount of subsidies we will receive, if any.

Volatility of Copper Prices

        Our future profitability and long-term viability will depend, in large part, on the market price of copper. Market prices for copper are volatile and are affected by numerous factors beyond our control, including expectations regarding inflation, global and regional demand, speculative activities, political and economic conditions and production costs in major copper producing regions. The aggregate effect of these factors on copper prices is impossible for us to predict. A decrease in copper prices could adversely affect our ability to finance the development of the Las Cruces project, which would have a material adverse affect on our results of operations and financial condition.

        Since 1989, spot prices for copper, per pound, have ranged from a high of $1.60, in 1989, to a low of $0.59, in 2001. The average spot price for 2001 was $0.71.

        From time to time, we may seek to mitigate the risk of fluctuations in copper prices through periodic forward sales. Forward sales transactions result in a reduction in possible revenue if the contract price is less than the market price at the time of settlement. Additional risks associated with forward sales activities could result if we are unable to meet the delivery requirements of forward sales contracts or to extend delivery dates if necessary. The relative risks and benefits of engaging in forward sales activities depend on prevailing market conditions.

Currency Fluctuations

        All of our revenues are denominated in U.S. Dollars. However, because Spain is a member state of the European Monetary Union, we will incur a substantial portion of the costs to develop and operate the Las Cruces project in the Euro currency. The appreciation of the Euro against the U.S. dollar could increase our costs to develop and operate the Las Cruces project and could materially affect our results of operations and financial condition. We do not currently engage in currency hedging activities.

Significant Indebtedness

        We have a large amount of indebtedness compared to our equity capitalization, and we intend to raise a significant portion of the funds necessary to develop the Las Cruces project through additional debt financing. As a result, we will have significant debt service obligations, which will limit our flexibility and impose significant restrictions on us.

        Our relative amount of debt and the terms of our existing or future credit agreements or other instruments governing our indebtedness could have material consequences to our business, including making it more difficult for us to satisfy our debt covenants and debt service, lease payments and other obligations. Our indebtedness may also increase our vulnerability to general adverse economic and industry conditions and limit our ability to obtain additional financing to fund additional exploration or development projects, working capital, capital expenditures or other general corporate requirements. Our debt service obligations will reduce the availability of cash flow from operations for other purposes and limit our flexibility in planning for, or reacting to, changes in our business, the mining industry or metals prices. These restrictions and limitations may place us at a disadvantage compared to competitors with relatively lower amounts of debt.

Risks Associated with Mining Activities

        The business of mining is generally subject to various types of risks and hazards, including environmental hazards, industrial accidents, unusual or unexpected rock formations, structural cave-ins or slides, flooding, metals losses and periodic interruptions due to inclement or hazardous weather conditions. These risks could result in damage to, or destruction of, mineral properties or production facilities, personal injury, environmental damage, delays in mining, monetary losses and possible legal liability. Insurance to cover these risks may not be available to us at economically feasible premiums. Insurance against environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from production, is not generally available to us or to other companies within the mining industry.

Risks of Development in Foreign Countries

        Because our exploration and mine development activities are located primarily outside the United States, including the Las Cruces project in Spain and other exploration activities in Spain, Peru and other countries, we are subject to the usual risks associated with conducting business in a foreign country. These risks include uncertain political and economic environments, fluctuations in currency exchange rates, limits on repatriation of earnings, war and civil disturbances, expropriation or nationalization, high rates of inflation, submitting to the jurisdiction of a foreign court or panel or enforcing the judgment of a foreign court or arbitration panel against a sovereign nation within its own territory, underdeveloped industrial and economic infrastructure, and forced modification of existing contracts and unenforceability of contractual rights.

        Changes in mining or investment policies or shifts in prevailing political climate in any of the countries in which we conduct exploration and development activities could adversely affect our business. Among other things, our operations may be affected by regulations relating to production restrictions, price controls, export controls, income and other taxes, maintenance of claims, environmental legislation, foreign ownership restrictions, foreign exchange and currency controls, labor, welfare benefit policies, land use, land claims of local residents, water use, and mine safety.

        We cannot predict the effect of these factors. In addition, legislation in the United States regulating foreign trade, investment and taxation could have a material adverse effect on our financial condition and results of operations.

Environmental and Other Laws and Regulations

        Compliance with environmental laws and regulations may require significant capital outlays and may cause material changes or delays in our intended activities. Any of these factors could materially affect the economics of a given project and could cause us to discontinue operations at a given project. New or different standards imposed by any governmental authority in the future may adversely affect our activities. Our activities in the United States are subject to extensive federal, state and local laws and regulations controlling not only the exploration and mining of mineral properties, but also the actual or potential effects of such activities upon the environment. Our development and operation of the Las Cruces project will be subject to the environmental laws and regulations of Spain. To the extent we conduct exploration activities or undertake new mining activities in other foreign countries, we will also be subject to environmental laws and regulations in these jurisdictions.

        Environmental legislation in many countries is evolving and is generally becoming more restrictive. Future legislation will likely provide for stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees.

Competition

        There is significant competition for the acquisition of properties producing or capable of producing gold, copper and other metals. We may be at a competitive disadvantage in acquiring additional mining properties because we must compete with other individuals and companies, many of which may have greater financial resources and larger technical staffs than we have. As a result of this competition, we may be unable to acquire attractive mining properties on acceptable terms. The number of persons skilled in the operation and development of mining properties is also limited and significant competition exists for these individuals. As a result of this competition, we may find it difficult to attract skilled individuals to conduct mining operations.

Key Executives

        We depend on the services of key executives, including Frank Joklik, our chairman and chief executive officer, and a small number of experienced executives and personnel focused on the development of the Las Cruces project. Due to the relatively small size of our company, the loss of these persons or our inability to attract and retain additional highly-skilled employees required for development of the Las Cruces project may delay or otherwise adversely affect the development of the Las Cruces project, which could have a material adverse effect on our business and future operations.

Controlling Shareholder

        Leucadia National Corporation owns approximately 72.8% of our outstanding common stock. In addition, four of our seven directors are officers of Leucadia. We also have outstanding indebtedness of $29 million under our credit agreement with Leucadia, which requires us to obtain the consent of Leucadia before taking certain actions, including incurring additional indebtedness. Leucadia's interests and objectives, which may be different from ours and our other stockholders, may influence whether

Leucadia is willing to grant us any approvals we may request. We may not be able to resolve potential conflicts between Leucadia and us to our satisfaction, and if we cannot our business may be harmed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See note 1 to our consolidated financial statements for additional information regarding forward sales activities and our adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Copper Price Risk

        Our future profitability and long-term viability will depend, in large part, on the market price of copper. Market prices for copper are volatile and are affected by numerous factors beyond our control, including expectations regarding inflation, global and regional demand, speculative activities, political and economic conditions, and production costs in major copper producing regions. The aggregate effect of these factors on copper prices is impossible for us to predict. A decrease in copper prices could adversely affect our ability to finance the development of the Las Cruces project, which would have a material adverse affect on our results of operations and financial condition.

        From time to time, we may seek to mitigate the risk of fluctuations in copper prices through periodic forward sales. Forward sales transactions result in a reduction in possible revenue if the contract price is less than the market price at the time of settlement. Additional risks associated with forward sales activities could result if we are unable to meet the delivery requirements of forward sales contracts or to extend delivery dates if necessary. The relative risks and benefits of engaging in forward sales activities depend on prevailing market conditions.

Gold Price Risk

        The results of our operations from residual gold production at the Castle Mountain Mine are affected significantly by the market price of gold. Gold prices are influenced by numerous factors over which we have no control, including expectations with respect to the rate of inflation, the relative strength of the United States dollar and other currencies, interest rates, global or regional political or economic crises, demand for gold for jewelry and industrial products and sales by holders and producers of gold in response to these factors. In the past we have entered into option contracts and forward sales contracts to establish a minimum selling price on some of the ounces of gold that we produce. We do not enter into option or sales contracts for the purpose of speculative trading. Our current policy provides for the use of forward sales contracts for up to 80% of the remaining residual production at the Castle Mountain Mine. However, we expect to sell the remaining production primarily at spot prices at various times.

        At December 31, 2001, we had no ounces of gold sold under forward sales contracts. At December 31, 2000, we had forward sales contracts outstanding for approximately 900 ounces for delivery in 2001 at an average price of $275 per ounce.

Foreign Currency Exchange Rate Risk

        Portions of our activities are located in Spain and Peru. We also conduct exploration activities in other countries from time to time. Our future profitability could be impacted by fluctuations in foreign currencies relative to the United States dollar. We have not entered into any foreign currency contracts or other derivatives to establish a foreign currency protection program.

Interest Rate Risk

        At December 31, 2001, we had borrowed $29 million under our credit facility with Leucadia National Corporation. The credit facility carries a variable interest rate equal to the prime rate. At December 31, 2001, the prime rate was 4.75%. The credit facility will expire on January 2, 2003, unless terminated earlier. Leucadia may terminate the credit facility on December 15 of any year, provided Leucadia notifies us of the termination before September 15 of that year. Leucadia has indicated that it does not intend to exercise this early termination right in 2002. We have not undertaken any hedging activities with respect to the credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (Unaudited)

(Thousands of dollars except share data)

        Selected quarterly financial data for the years ended December 31, 2001 and 2000 is presented below.

	1st	2nd	3rd	4th
2001 Quarters
Revenue	$2,050	$3,050	$1,346	$853
Gross profit (loss)	423	(204)	28	(516)
Net loss	(663)	(338)	(1,017)	(1,161)
Basic and diluted loss per share	(0.02)	(0.01)	(0.03)	(0.03)
	1st	2nd	3rd	4th
2000 Quarters
Revenue	$4,783	$4,719	$4,117	$3,783
Gross profit	754	1,210	1,414	698
Net income (loss)	171	614	492	(260)
Basic and diluted income (loss) per share	0.01	0.02	0.01	(0.01)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of MK Gold Company

        In our opinion, the accompanying consolidated balance sheets as of December 31, 2001 and 2000 and the related consolidated statements of operations, of stockholders' equity and of cash flows for the years then ended present fairly, in all material respects, the financial position of MK Gold Company and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 10, the Company's credit facility with Leucadia National Corporation expires January 2, 2003.

/s/ PRICEWATERHOUSECOOPERS LLP
February 4, 2002

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of MK Gold Company

        We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of MK Gold Company and subsidiaries (the "Company") for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the Company's results of operations and its cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah

March 3, 2000

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2001, 2000 and 1999
(Thousands of dollars except share data)

	2001	2000	1999
REVENUE:
Product sales	$6,002	$11,314	$8,456
Mining services	1,297	6,088	11,023

Total revenue	7,299	17,402	19,479

COSTS AND OPERATING EXPENSES:
Product sales	6,117	7,672	8,807
Mining services	1,451	5,654	8,593

Total costs and operating expenses	7,568	13,326	17,400

GROSS PROFIT (LOSS)	(269)	4,076	2,079
Exploration costs	(717)	(1,018)	(2,223)
General and administrative expenses	(2,413)	(1,975)	(1,766)

INCOME (LOSS) FROM OPERATIONS	(3,399)	1,083	(1,910)
Gain on sale of assets	202	13	86
Equity in loss of unconsolidated affiliate	(498)	(200)	—
Litigation settlement	566	—	—
Investment income and dividends, net	87	311	660
Interest expense	(23)	(31)	(181)

Income (loss) before income taxes	(3,065)	1,176	(1,345)
Income tax provision	(114)	(159)	(159)

Net income (loss)	$(3,179)	$1,017	$(1,504)

Basic and diluted income (loss) per common share	$(0.09)	$0.03	$(0.06)

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED BALANCE SHEETS
As of December 31, 2001 and 2000
(Thousands of dollars except share data)

	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,365	$999
Receivables	241	1,542
Inventories	902	2,340
Deferred income taxes	—	110
Other	135	225

Total current assets	2,643	5,216
Property, plant and mine development, net	56,036	53,506
Investment in unconsolidated affiliate	301	300
Restricted investment securities	750	858
Restricted cash	711	443

TOTAL ASSETS	$60,441	$60,323

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$746	$968
Current portion of mine closure and reclamation liabilities	188	214
Other accrued liabilities	201	643

Total current liabilities	1,135	1,825
Mine closure and reclamation liabilities	1,488	1,078
Deferred revenue	—	485
Deferred income tax liability	3,967	3,967
Line of credit-Leucadia National Corporation	29,000	23,300

Total liabilities	35,590	30,655

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY:
Common stock, par value $.01; 80,000,000 shares authorized, 37,415,000 shares issued and 37,395,649 shares outstanding at December 31, 2001, 37,320,000 shares issued and outstanding at December 31, 2000	374	373
Capital in excess of par value	82,869	82,773
Accumulated deficit	(52,834)	(49,655)
Treasury stock at cost, 19,851 shares at December 31, 2001	(19)	—
Accumulated other comprehensive loss	(5,539)	(3,823)

Total stockholders' equity	24,851	29,668

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,441	$60,323

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2001, 2000 and 1999
(Thousands of dollars except share data)

	Common Stock $0.01 Par Value	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Accumulated Other Compre- hensive (Loss)	Total
January 1, 1999	$195	$67,146	$(49,168)	$(2)	$—	$18,171
Net loss			(1,504)			(1,504)
Other comprehensive loss:
Net change in unrealized foreign exchange loss					(1,431)	(1,431)

Comprehensive loss						(2,935)
Shares issued	180	15,627				15,807
Treasury stock cancelled	(2)			2		—

December 31, 1999	373	82,773	(50,672)	—	(1,431)	31,043
Net income			1,017			1,017
Other comprehensive loss:
Net change in unrealized foreign exchange loss					(2,392)	(2,392)

Comprehensive loss						(1,375)

December 31, 2000	373	82,773	(49,655)	—	(3,823)	29,668
Net loss			(3,179)			(3,179)
Other comprehensive loss:
Net change in unrealized foreign exchange loss					(1,716)	(1,716)

Comprehensive loss						(4,895)
Restricted stock grant	1	96				97
Treasury stock				(19)		(19)

December 31, 2001	$374	$82,869	$(52,834)	$(19)	$(5,539)	$24,851

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2001, 2000 and 1999
(Thousands of dollars)

	2001	2000	1999
OPERATING ACTIVITIES:
Net income (loss)	$(3,179)	$1,017	$(1,504)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Restricted stock grant	97	—	—
Equity in loss of unconsolidated affiliate	498	200	—
Deferred income taxes	110	159	159
Depreciation, depletion and amortization	659	606	911
Amortization of premium on investment securities	4	—	—
Gain on sale of assets	(202)	(13)	(86)
Changes in operating assets and liabilities, net of effects of Cobre Las Cruces acquisition in 1999:
Receivables	1,301	470	1,398
Inventories	1,438	683	385
Other current assets	90	(17)	77
Restricted cash	(268)	(210)	1,193
Accounts payable and other accrued liabilities	(664)	(527)	(43)
Mine closure and reclamation liabilities	384	171	(650)
Deferred revenue	(485)	(1,187)	(1,192)

Net cash provided (used) by operating activities	(217)	1,352	648

INVESTING ACTIVITIES:
Additions to property, plant and mine development	(4,777)	(10,632)	(2,507)
Acquisition of Cobre Las Cruces (net of cash acquired)	—	—	(41,300)
Proceeds from sale of assets	287	84	128
Purchase of investment securities	(750)	(55)	(1,301)
Proceeds from sale of investment securities	854	442	—
Investment in unconsolidated affiliate	(500)	(500)	—

Net cash used by investing activities	(4,886)	(10,661)	(44,980)

FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreement—Leucadia National Corporation	5,700	3,300	20,000
Issuance of common stock	—	—	15,807
Purchase of treasury stock	(19)	—	—

Net cash provided by financing activities	5,681	3,300	35,807

EFFECT OF EXCHANGE RATES ON CASH	(212)	(118)	(36)

INCREASE (DECREASE) IN CASH	366	(6,127)	(8,561)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	999	7,126	15,687

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,365	$999	$7,126

Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$23	$31	$181
Income taxes paid, net	$4	$2	$1
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Acquisition of Cobre Las Cruces:
Fair value of assets acquired (net of cash acquired)			$45,407
Fair value of liabilities assumed			(4,107)

NET CASH PAID			$41,300

        On October 8, 1999, the promissory note of $15,807 with Leucadia National Corporation was settled in exchange for the issuance of 18,058,635 shares of the Company's common stock.

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars except share data)

1. ORGANIZATION, OPERATIONS AND BASIS OF ACCOUNTING

        MK Gold Company (the "Company") is engaged in the business of exploring for, acquiring, developing and mining metal properties. The Company owns a 53% undivided interest in the American Girl Mining Joint Venture (the "AGMJV"), a 25% undivided interest in the Castle Mountain Venture (the "CMV"), and 100% of Cobre Las Cruces, S.A. (see Note 3). The Company is a 72.8% owned subsidiary of Leucadia National Corporation ("Leucadia").

        Critical Accounting Policies and Estimates—The preparation of financial statements in accordance with generally accepted accounting principles requires the Company to make estimates about the effect of matters that are uncertain and to make difficult, subjective and complex judgments. These estimates and assumptions affect the reported amounts in the financial statements and disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates and judgments. Actual results could differ from these estimates. The Company believes that the following accounting policies are the most critical because they have the greatest impact on the Company's financial condition and results of operations.

        Closure and Reclamation—The Company estimates future reclamation and mine closure costs mainly on the basis of legal and regulatory requirements. The Company accrues and charges these costs over the expected operating lives of its mines using the units-of-production method. At various times the Company reviews the adequacy of closure and reclamation accruals based on current estimates of future costs and sets aside adequate cash reserves to fund those costs. In the event that actual costs differ from those estimates, the Company's results of operations and financial condition will be affected.

        During May 2001, mining operations ceased and closure and reclamation activities began at the Castle Mountain Mine. The Company has reviewed the closure and reclamation accrual and believes it is sufficient.

        Capitalization of Development Costs—Generally, mineral exploration costs are expensed as they are incurred. When it has been determined that a mineral property is economically viable, the Company capitalizes, as mining property costs, the cost of subsequent reserve definition and expansion and property development costs. Subsequent reserve definition and expansion costs include drilling, assaying, computer block modeling and financial evaluation. Property development costs include interest on funds borrowed to finance the acquisition and costs necessary to advance the project through the feasibility study, permitting and project financing stages.

        The Company capitalizes, as mine development costs, all costs incurred to bring a mine into production, including land acquisition, interest, construction costs for buildings, plants, shaft sinking, permanent excavations, roads, tunnels and advance removal of overburden and waste rock.

        The Company charges mining property and mine development costs to operations using the units-of-production method based on proven and probable ore reserves. Costs relating to stockpiled ore are initially deferred as inventory costs and expensed in future periods when the ore is processed.

        In the event it is determined that a property or project is no longer economically viable or that the investment is no longer recoverable, the Company will record a loss and write the investment down to its fair value.

        Deferred Tax Asset and Tax Valuation Allowance—When the Company incurs a net operating loss, a deferred tax asset is recorded to offset future tax expense. When the Company believes it will not be able to use a deferred tax asset a valuation allowance is recorded against that deferred tax asset. Recording a deferred tax asset increases income and recording a valuation allowance decreases income in the period recorded. Due to past net operating losses, the Company has recorded a net deferred tax asset of approximately $18 million as of December 31, 2001. The Company has also recorded a valuation allowance against a substantial portion of this asset. In the future, if the Company were to determine that it would be able to use all or a portion of its deferred tax asset, an adjustment would increase income in that period.

        Principles of Consolidation—The Company owns an undivided interest in each asset and, pursuant to its agreements, is severally liable for its share of each liability of the AGMJV and the CMV. The consolidated financial statements include the Company's pro rata share of each of the joint ventures' assets, liabilities, revenues and expenses, after elimination of intercompany accounts. The Company does not recognize losses from joint ventures in excess of its pro-rata share unless the other venturer's ability to absorb such losses is uncertain and the Company determines that underwriting the other venturer's share of losses is in the best long-term interest of the Company. The consolidated financial statements also include the accounts of the Company and its wholly-owned subsidiaries.

        Cash Equivalents—Cash equivalents consist of investments in short-term commercial paper, having a remaining maturity at date of acquisition of three months or less, and money market mutual funds.

        Restricted Cash and Investments—The CMV is funding its future reclamation liabilities by establishing separate bank and investment accounts for the funds and charging each partner for its proportionate share. The funding amount is based on the estimated ultimate net liability and is funded over the remaining life of the mine. The AGMJV funded a restricted cash and investment account which has been utilized for reclamation of the AGMJV mine property.

        Investment Securities—The Company's investment securities are classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses, if any, recorded as other comprehensive income (loss).

        Inventories—Gold bullion, ore and in-process inventories and materials and supplies are stated at the lower of average cost or net realizable value.

        Property, Plant and Mine Development—Depreciation, depletion and amortization of mining properties, mine development costs and major plant facilities is computed principally by the units-of-production method based on estimated proven and probable ore reserves. Proven and probable ore reserves reflect estimated quantities of economically recoverable reserves which can be recovered in the future from known mineral deposits. Such estimates are based on current and projected costs and prices. Mining equipment and other plant facilities are depreciated using straight-line or accelerated methods principally over estimated useful lives of 3 to 10 years.

        Generally, mineral exploration costs are expensed as incurred. When it has been determined that a mineral property is economically viable, the cost of subsequent reserve definition and expansion and the costs incurred to develop such property are capitalized as mining property costs. Subsequent reserve definition and expansion costs include drilling, assaying, computer block modeling and financial evaluation. Property development costs include interest on funds borrowed to finance the acquisition and costs necessary to advance the project through the feasibility study, permitting and project financing stages. Costs incurred to bring a mine into production, including construction costs for shaft sinking, permanent excavations, roads, tunnels and advance removal of overburden and waste rock, are capitalized as mine development costs. Costs relating to stockpiled ore are initially deferred as inventory costs and expensed in future periods when the ore is processed.

        Property Evaluation—Recoverability of investments in operating mines is evaluated periodically. Estimated future net cash flows from each mine are calculated using estimates of proven and probable ore reserves, estimated future gold prices (considering historical and current prices, price trends and related factors) and operating capital and reclamation costs on an undiscounted basis. Impairment is measured based on discounted future net cash flows.

        Deferred Stripping Costs—The costs of waste stripping in excess of the expected mine life average stripping ratio are deferred and charged to production on a units-of-production method when the actual ratio of waste mined to ore processed is less than the mine life average.

        Mine Closure, Reclamation, and Environmental Remediation of Mined Areas—The Company is subject to federal, state, local and foreign environmental laws and regulations. The Company has put in place ongoing pollution control and monitoring programs at its mine sites, and posted surety bonds as required for compliance with state and local environmental obligations, including reclamation. Estimated future reclamation and mine closure costs are based principally on legal and regulatory requirements and are accrued and charged over the expected operating lives of the Company's mines on a units-of-production method. Ongoing reclamation activities are expensed in the period incurred. The net provision for mine closure and reclamation liabilities charged to operations totaled $384 for the year ended December 31, 2001, $309 for the year ended December 31, 2000 and $103 for the year ended December 31, 1999 (see Note 2).

        Income Taxes—The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes.

        Revenue Recognition—Revenue from product sales is recognized when title and risk of ownership transfers to customers. Mining services revenue is recognized based on quantities of materials moved. The revenue recognized for each unit of material moved is determined on an individual pit basis. The effect of changes in estimated total contract revenues, costs or units of material to be moved for each pit is reflected in the accounting period in which the change becomes known and over the remaining units to be mined in each pit.

        Deferred Revenue—Amounts received in advance of recognition of revenue are recorded as deferred revenue. At December 31, 2000, deferred revenue of $485 consisted of cash received in December 1995 in the settlement of a lawsuit with the CMV partner. Such amount was recognized as revenue over the life of the operating contract.

        Forward Sales Activities—The Company enters into forward sales contracts to establish a minimum price on certain ounces of gold it produces. Gains and losses realized on such instruments, as well as any cost or revenue associated therewith, are recognized as sales when the related production is delivered to customers. The margin agreement associated with these contracts may require the posting of collateral.

        Earnings Per Share—For each of the three years in the period ended December 31, 2001, there were no differences in the numerators for the basic and diluted per share computations. These numerators were $(3,179), $1,017 and $(1,504) for 2001, 2000 and 1999, respectively. The denominators for basic per share computations were 37,350,060, 37,320,000 and 23,417,325 for 2001, 2000 and 1999, respectively. There were no differences in the denominators for diluted per share computations. Options to purchase 1,890,000, 2,090,000 and 2,004,163 weighted average shares of common stock outstanding during 2001, 2000 and 1999, respectively, were not included in the computation of diluted per share amounts because they were antidilutive.

        Translation of Foreign Currency—Foreign currency denominated investments and financial statements are translated into U.S. dollars at current exchange rates, except that revenues and expenses are translated at average exchange rates during each reporting period; resulting translation adjustments are reported as a component of other comprehensive income (loss). Net realized foreign exchange gains (losses) were not material for the years ended December 31, 2001, 2000 and 1999. Net unrealized foreign exchange losses were $5,539 and $3,823 at December 31, 2001 and 2000 respectively.

        Recently Issued Accounting Standards—In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective for the Company on January 1, 2001. Because the Company's open forward sales contracts qualify for the normal purchases and sales exemption, the adoption of SFAS No. 133 did not have a significant effect on the earnings and financial position of the Company.

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which is effective for all business combinations for which the date of acquisition is after June 30, 2001. SFAS No. 141 requires that companies use the purchase method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company will adopt SFAS No. 141 for acquisitions completed after June 30, 2001.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. The Company does not believe that the adoption of SFAS No. 142 will have a significant effect on the financial position and results of operations of the Company.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 143 will have on its financial position and results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 requires that one accounting model be used for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions and resolves implementation issues. The Company does not believe that the adoption of SFAS No. 144 will have a significant effect on the financial position and results of operation of the Company.

        Reclassifications—Certain prior year amounts have been reclassified to conform with the current year's presentation.

2. PROVISION FOR MINE CLOSURE AND RECLAMATION

        The gold reserves at the Castle Mountain Mine were exhausted in May 2001. At that time, mining operations ceased and closure and reclamation began. Residual gold production is expected to continue into 2003 as a result of continued leaching.

        The CMV has reserved $5,950 for closure and reclamation costs and set aside a cash reserve to fund the projected closure and reclamation costs. The Company has reviewed the closure and reclamation accrual and believes it is sufficient to offset the estimated costs of closure and reclamation.

3. ACQUISITION

        On September 1, 1999, the Company acquired the entire share capital and subordinated debt of Riomin Exploraciones, S.A. from Rio Tinto plc ("Rio Tinto"). Subsequent to the acquisition, the name of Riomin Exploraciones, S.A. was changed to Cobre Las Cruces, S.A. ("CLC"). The aggregate purchase price for the acquisition of CLC was $42,000 in cash. CLC holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain ("Las Cruces"). The method of accounting for the acquisition was the purchase method. The acquisition was funded through (i) borrowings of $20,000 pursuant to the Company's existing credit agreement with Leucadia National Corporation ("Leucadia"), (ii) the sale of 18,058,635 shares of the Company's authorized but unissued shares of common stock to Leucadia for $15,807 and (iii) $6,193 from the Company's working capital. Pending regulatory approval of the acquisition of the Company's common stock by Leucadia, Leucadia loaned the Company $15,807 pursuant to a promissory note. This promissory note was repaid October 8, 1999, at the time regulatory approval was given and the sale of Company shares to Leucadia was completed. In connection with the acquisition of CLC, the Company also granted Straits Resources Ltd., Sydney, Australia, a one-year option to purchase 35% of Las Cruces at the Company's cost, plus interest. Straits failed to exercise the option prior to its expiration on September 1, 2000. On August 17, 2000, the Company received notice that Straits had filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce relating to the option. Effective December 12, 2000, the Company and Straits entered into a settlement agreement and mutual release. Pursuant to this agreement, the Company paid Straits a finder's fee of $1,750, and Straits relinquished all of its rights under the option. The finder's fee, which represents a payment to Straits for its effort in identifying Las Cruces, was capitalized as a component of mining properties costs.

        Of the $42,000 purchase price, $36,729 represents the purchase of subordinated debt from Rio Tinto. At the acquisition date, CLC had a stockholder's deficit of $6,064. The excess purchase price of approximately $11,335 was allocated to mining properties. As part of the acquisition, the Company also recorded a deferred tax liability of approximately $3,967, which was also allocated to mining properties. The operating results of CLC are included in the Company's results of operations from its date of acquisition, September 1, 1999.

        The following table provides certain consolidated pro forma results of operations data assuming the acquisition of CLC had occurred January 1, 1999.

Year Ended December 31, 1999
Pro forma unaudited results
Revenue	$19,479
Loss before income taxes	(2,582)
Net loss	(2,687)
Basic and diluted loss per share	$(.07)

        There are no material pro forma adjustments other than the adjustments for the issuance of 18,058,635 shares of common stock to Leucadia. There was no amortization of mining properties because production at Las Cruces has not begun.

4. PROJECT DEVELOPMENT

        The Company, through its wholly owned subsidiary CLC, owns the exploration and mineral rights to Las Cruces, a development stage copper project in the Pyrite Belt of Spain. Las Cruces was acquired by the Company on September 1, 1999 when the Company acquired CLC from Rio Tinto plc. All development costs since the date of acquisition, including interest and costs for the feasibility study, have been capitalized. The principal source of funding for project development has been the Company's $35,000 credit facility ("Credit Facility") with Leucadia.

        The Company submitted a water permit application in December 2000 and a mining concession application in March 2001. The Company expects all necessary operating permits to be granted by the beginning of the fourth quarter of 2002 and commercial production at Las Cruces to begin by late 2004.

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

5. INVESTMENTS

        At December 31, 2001, the Company had investments of $750, consisting of U.S. government agency bonds and notes, relating to restricted investments at the CMV. At December 31, 2000, the Company had investments of $858, consisting of corporate bonds and notes, relating to restricted investments at the CMV. The investments have been classified as available-for-sale. The investments are recorded at estimated fair value, which approximates amortized cost. Investments by contractual maturity at December 31, 2001 and 2000 are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31
	2001	2000
Due in one year or less	$—	$858
Due after one year through five years	750	—

Total	$750	$858

6. INVENTORIES

        The components of inventory are shown below:

	December 31
	2001	2000
Gold bullion	$401	$590
Ore and in-process	441	1,288
Materials and supplies	60	462

	$902	$2,340

7. PROPERTY, PLANT AND MINE DEVELOPMENT

        The components of property, plant and mine development are shown below:

	December 31
	2001	2000
Mining properties	$59,105	$56,076
Mine development	6,050	6,278
Plant and equipment	12,144	12,184

	77,299	74,538
Less accumulated depreciation, depletion and amortization	(21,263)	(21,032)

	$56,036	$53,506

        Interest capitalized to mining properties was $1,836, $1,902 and $565 for the years ended December 31, 2001, 2000 and 1999, respectively.

        Maintenance and repair expenses charged to operations were $656, $3,199 and $6,560, for the years ended December 31, 2001, 2000 and 1999, respectively.

8. INDUSTRY SEGMENT INFORMATION

        The Company is not economically dependent on a limited number of customers for the sale of its gold because gold commodity markets are well-developed worldwide. The Company operates primarily in three industry segments, gold sales, mining services, and copper project. The majority of the mining service revenues are derived from one customer, the CMV. During 1999, the Company acquired Las

Cruces, which is a copper project in the development stage. All copper project assets relate to the Las Cruces project and are located in Spain.

	Year Ended December 31
	2001	2000	1999
Revenue:
Gold sales	$6,002	$11,314	$8,456
Mining services	1,729	8,118	14,697
Corporate and eliminations	(432)	(2,030)	(3,674)

Total revenue	$7,299	$17,402	$19,479

Gross profit (loss):
Gold sales	$(115)	$3,642	$(351)
Mining services	(154)	434	2,430
Corporate and eliminations	—	—	—

Total gross profit (loss)	$(269)	$4,076	$2,079

Identifiable assets:
Gold sales	$2,097	$4,737	$7,632
Mining services	—	1,136	2,040
Copper project	55,491	53,381	45,916
Corporate and eliminations	2,853	1,069	4,353

Total assets	$60,441	$60,323	$59,941

Depreciation, depletion and amortization:
Gold sales	$569	$410	$687
Mining services	6	28	102
Copper project	—	73	23
Corporate and eliminations	84	95	99

Total depreciation, depletion and amortization	$659	$606	$911

Capital expenditures:
Gold sales	$—	$386	$511
Mining services	19	—	53
Copper project	4,754	10,208	43,217
Corporate and eliminations	4	38	26

Total capital expenditures	$4,777	$10,632	$43,807

9. INCOME TAXES

        The provision for income taxes consists of:

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Currently payable (refundable):
U.S. federal	$—	$—	$—
State	4	—	—

Total currently payable (refundable)	4	—	—

Deferred:
U.S. federal	102	139	147
State	8	20	12

Total deferred	110	159	159

Total	$114	$159	$159

        Deferred tax assets and liabilities consist of the following:

	December 31, 2001			December 31, 2000
	Assets	Liabilities	Total	Assets	Liabilities	Total
Depreciation, depletion and amortization		$(1,609)	$(1,609)	$129		$129
Reclamation and other liabilities	933		933	807		807
Deferred revenue	—		—	443		443
Inventory valuation	23		23	76		76
Other	—		—	12		12
AMT credit	140		140	140		140
Capital losses	—		—	5,441		5,441
Net operating losses	18,647		18,647	15,411		15,411
Valuation allowance	(18,134)		(18,134)	(22,349)		(22,349)
Basis difference in mining properties		(3,967)	(3,967)		(3,967)	(3,967)

	$1,609	$(5,576)	$(3,967)	$110	$(3,967)	$(3,857)

        A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred tax asset reflects management's estimate of the amount which will be realized from future taxable income of the character necessary to recognize such asset.

        The provision for income taxes differs from the amounts computed by applying the U.S. corporate income tax statutory rate of 34% for the following reasons:

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
U.S. corporate income tax provision
(benefit) at statutory rate	$(1,042)	$346	$(457)
Valuation allowance	1,228	(240)	(457)
State income taxes, net of federal tax benefit	(153)	51	(67)
Expiration of capital loss carryover	—	—	599
Other, net	81	2	541

Provision for income tax expense	$114	$159	$159

10. LINE OF CREDIT

        At December 31, 2001, the amount of the Credit Facility was $35,000 and borrowings of $29,000 were outstanding under the Credit Facility. At December 31, 2000, the amount of the Credit Facility was $30,000 and borrowings of $23,300 were outstanding under the Credit Facility. Effective April 1, 2001, the Credit Facility was amended to extend the expiration to July 1, 2002. Effective July 1, 2001, the Credit Facility was amended to increase the amount of the facility to $35,000 and to extend the expiration to January 2, 2003. Loans outstanding under the Credit Facility bear interest equal to the prime rate and interest and commitment fees are payable quarterly. The prime rate at December 31, 2001 was 4.75%. The Credit Facility may be terminated by Leucadia on December 15 of any year, provided Leucadia notifies the Company of such termination prior to September 15 of such year. Leucadia has indicated that it does not intend to exercise this early termination right in 2002. As the Credit Facility with Leucadia is a variable-rate loan and as there has been no significant change in credit risk associated with the Credit Facility, the fair value of the Credit Facility is equal to its carrying value. The Company expects that it will repay the Credit Facility in connection with its financing activities for the Las Cruces project.

11. BENEFIT PLANS

        The Company maintains a 401(k) Savings Plan (the "Plan") for all full-time active employees and matches 50% of employee contributions to the Plan up to 5% of eligible pay. Cost of the Plan was $43, $67 and $87 for the years ended December 31, 2001, 2000 and 1999, respectively.

12. COMMITMENTS AND CONTINGENCIES

        Litigation—The Company is subject to various litigation which arises in the course of its business. Based on discussions with counsel, management is of the opinion that such litigation will have no material adverse effect on the consolidated financial position of the Company, its consolidated results of operations or liquidity.

        Environmental—The Company's mining operations and exploration activities are subject to various federal, state, local and foreign laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. The Company's policy is to conduct its business in a manner that safeguards public health and mitigates the environmental effects of its mining operations. To comply with these laws and regulations, the Company has made and in the future may be required to make capital and operating expenditures. The Company does not anticipate incurring any material unforeseen capital or operating expenditures for environmental compliance during 2002.

        Surety bonds and letters of credit totaling $2,403 (of which the Company's share is $722) have been provided as required by various governmental agencies for environmental protection, including reclamation bonds at the American Girl Mine and Castle Mountain Mine.

        Product Sales Commitments—The Company sells gold at spot and under forward sales contracts. Realization under these contracts is dependent upon the counterparties performing in accordance with the terms of the contracts. The Company does not anticipate nonperformance by the counterparties. The risks associated with forward sales contracts are generally twofold. First, production may not be available to deliver gold against the contracts; and second, the strike price of the forward sales contracts limits the amount of upside potential if the price of gold increases above the sales contract strike price. Under the Company's forward sales policy and production levels, it is unlikely that the Company would not have gold to fulfill the contracts.

        These forward sale contracts allow the Company to select maturity and delivery dates. This flexibility allows the Company to sell gold into the spot market when conditions are favorable, while at the same time retaining the benefits of the contango, or premium, that is paid for gold when delivered in settlement of forward sales contracts at maturity. At December 31, 2001, the Company had no ounces of gold sold under forward sales contracts.

        Other—The CMV and the AGMJV are committed to pay royalties to landowners generally based on a percent of refined gold bullion. Effective net smelter return royalties paid as a percent of the realized gold price were 1.3%, .7% and 1.8% for the years ended December 31, 2001, 2000 and 1999, respectively.

        The CMV rents certain mining equipment under non-cancelable operating leases with terms generally varying from one to four years. The Company's share of rental expense charged to operations was $105 in 2001, $129 in 2000 and $114 in 1999. The Company's share of the minimum annual rentals (exclusive of property tax and maintenance costs) relating to this equipment under leases in effect at December 31, 2001 are $29 for 2002 and $15 for 2003.

13. RELATED PARTY TRANSACTIONS

        The Company's joint venture partner, Viceroy Resource Corp. ("Viceroy"), is the manager of the CMV and, as such, is entitled to receive a management fee of 1% of capital expenditures and 2% of allowable costs as defined in the Castle Mountain Venture Agreement. Management fees charged by Viceroy attributable to the Company amounted to $60, $127 and $145 for the years ended December 31, 2001, 2000 and 1999, respectively.

        The Company is the manager of the AGMJV and under the terms of the American Girl Mining Joint Venture Agreement is entitled to receive a management fee. Management fees received by the Company amounted to $14 for the year ended December 31, 2001, $32 for the year ended December 31, 2000, and $32 for the year ended December 31, 1999.

        The Company performed contract mining services for the CMV until May 2001. Mining services revenue recognized by the Company (before intercompany eliminations) was $1,729 for the year ended December 31, 2001, $8,118 for the year ended December 31, 2000, and $14,697 for the year ended December 31, 1999.

        For the year ended December 31, 2001, approximately $1,859 in interest and commitment fees was paid relating to the Credit Facility. Approximately $1,836 in interest relating to Las Cruces was capitalized for the year ended December 31, 2001.

        For the year ended December 31, 2000, $1,933 in interest and commitment fees was paid relating to the Credit Facility. For the year ended December 31, 2000, approximately $1,902 in interest relating to Las Cruces was capitalized.

        For the year ended December 31, 1999, $616 in interest and commitment fees was paid relating to the Credit Facility. In addition, $130 in interest was paid relating to the promissory note with Leucadia. For the year ended December 31, 1999, $565 in interest relating to the Las Cruces project was capitalized.

14. STOCK PLANS

        Stock Option Plan for Non-Employee Directors—The Company has 180,000 authorized options in a non-employee director stock option plan. These options are awarded at 50% of the fair market value of the stock on the date of the award and expire 10 years after the date of grant. Compensation expense is then recognized equally over the three year vesting period. As of December 31, 2001, 90,000 non-employee director stock options are outstanding and 90,000 non-employee director stock options are available for grant.

        Stock Incentive Plan—The Company has a stock incentive plan which allows for a maximum of 2,500,000 options to be awarded. Options granted under the stock incentive plan have an exercise price equal to the fair market value of the stock on the date of grant, vest over three years and expire 10 years after the date of grant. The following table summarizes the stock plan activities for both the non-employee director and stock incentive plans:

	Number of Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance, December 31, 1998	2,125,000	$1.71	1,386,663	$1.79
Granted	75,000	0.88	—	—
Exercised	—	—	—	—
Vested during year	—	—	617,500	1.63
Cancelled	—	—	—	—

Balance, December 31, 1999	2,200,000	$1.68	2,004,163	$1.74
Granted	105,000	0.84	—	—
Exercised	—	—	—	—
Vested during year	—	—	145,837	1.22
Cancelled	(90,000)	1.37	(60,000)	1.81

Balance, December 31, 2000	2,215,000	$1.66	2,090,000	$1.70
Granted	—	—	—	—
Exercised	—	—	—	—
Vested during year	—	—	50,000.93
Cancelled	(250,000)	1.58	(250,000)	1.58

Balance, December 31, 2001	1,965,000	$1.66	1,890,000	$1.69

        The following table summarizes information for options outstanding and exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.81-1.22	225,000	8.00	$0.89	150,000	7.67	$0.86
$1.23-1.83	1,650,000	5.06	1.70	1,650,000	5.06	1.70
$1.84-2.79	30,000	2.00	2.72	30,000	2.00	2.72
$2.80-3.09	60,000	1.75	3.09	60,000	1.75	3.09

$0.81-3.09	1,965,000	5.25	$1.66	1,890,000	5.12	$1.69

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

	Year Ended December 31,
	2001	2000	1999
Net income (loss):
As reported	$(3,179)	$1,017	$(1,504)
Pro forma	$(3,202)	$882	$(1,836)
Net income (loss) per common share (basic and diluted)
As reported	$(0.09)	$0.03	$(0.06)
Pro forma	$(0.09)	$0.02	$(0.08)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 20%; risk-free interest rate of 6.34% and expected lives of 7 years subsequent to vesting date.

        The weighted average fair value of options granted during the years ended December 31, 2001, 2000 and 1999 is as follows:

Options with an exercise price equal to the market price on the grant date:

	2001	2000	1999
Fair value of each option granted	$—	$0.97	$0.88
Total number of options granted	—	105,000	75,000
Total fair value of all options granted	$—	$102,300	$66,000

Options with an exercise price less than the market price on the grant date:

	2001	2000	1999
Fair value of each option granted	$—	$0.985	$—
Total number of options granted	—	30,000	—
Total fair value of all options granted	$—	$29,550	$—

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is included in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2002 annual meeting of stockholders of the Company (the "Proxy Statement") and is incorporated herein by reference. In addition, reference is made to Item 10 in Part I of this Report.

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
Independent Auditors' Report
Independent Auditors' Report
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999
Consolidated Balance Sheets at December 31, 2001 and 2000
Consolidated Statement of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements
2.	Schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits.
The exhibits to this Form 10-K are listed in the Exhibit Index contained elsewhere in this Form 10-K.
(b)	Reports on Form 8-K.
Not applicable.

IV-1

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

MK Gold Company
By	/s/ D.L. Babinchak D.L. Babinchak President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2002 by the following persons on behalf of the Company in the capacities indicated.

/s/ G.F. Joklik G.F. Joklik	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ J.C. Farmer J.C. Farmer	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)
/s/ I.M. Cumming I.M. Cumming	Director
/s/ T.E. Mara T.E. Mara	Director
/s/ J.P. Miscoll J.P. Miscoll	Director
/s/ H.E.Scruggs H.E. Scruggs	Director
/s/ R.S. Shriver R.S. Shriver	Director
/s/ J.S. Steinberg J.S. Steinberg	Director

IV-2

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
3.2
Certificate of Amendment of Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
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
10.12
Employment Agreement with Thomas G. White effective January 1, 1995 (filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference).(1)
10.13
Credit Agreement, Effective as of March 1, 1998, between Leucadia National Corporation and MK Gold Company (filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).
10.14
Amended and Restated MK Gold Company Executive Incentive Plan, Dated January 9, 1995 (filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference).(1)
10.15
List of additional signers of the Indemnification Agreement submitted under Exhibit 10.1 (filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).
10.16
Stock Incentive Plan, as approved and amended by stockholders through August 5, 1996 (filed as Exhibit 10.22 to the Registrant's Transition Report on Form 10-K for the transition period from April 1, 1996 to December 31, 1996 and incorporated herein by reference).(1)
10.17
Amendment No. 1 to Credit Agreement, Dated as of March 1, 2000, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).
10.18
Amendment No. 2 to Credit Agreement, Dated as of October 17, 2000, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
10.19
Amendment No. 3 to Credit Agreement, Dated as of December 31, 2000, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
10.20
Amended and Restated MK Gold Company Stock Option Plan for Non-Employee Directors, Dated August 14, 2000 (filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 and incorporated herein by reference).(1)
10.21
Amendment No. 4 to Credit Agreement, Dated as of April 1, 2001, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).
10.22
Amendment No. 5 to Credit Agreement, Dated as of July 1, 2001, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference).
16	Letter from Deloitte & Touche LLP (filed as Exhibit 99 to the Registrant's Current Report on Form 8-K on October 4, 2000 and incorporated herein by reference).
21	Subsidiaries of the Registrant (filed as Exhibit 21 to the Registrant's Annual Report of Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
23.1	Consent of PricewaterhouseCoopers LLP.*
23.2	Consent of Deloitte & Touche LLP.*

*
Filed herewith.

(1)
Management contracts and compensatory plans and arrangements identified pursuant to Item 14(a)(3) of Form 10-K.