Form 10-K/A
period 2001-12-31
MK GOLD CO
filed 2002-04-30
CIK 913586

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 0-23042

MK GOLD COMPANY
(Exact name of registrant as specified in charter)

Delaware	82-0487047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

        This Report on Form 10-K/A adds Part III to the Annual Report on Form 10-K of MK Gold Company ("we," "us," "our," the "Company" or "MK Gold") for the fiscal year ended December 31, 2001.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following schedule contains the names and certain information regarding all of our directors and executive officers, as of April 29, 2002:

Name	Age	Position
G. Frank Joklik	73	Chairman of the Board and Chief Executive Officer
Donald L. Babinchak	66	President
Ian M. Cumming	61	Director
John C. Farmer	52	Chief Financial Officer, Secretary and Treasurer
Larry L. Lackey	66	Director of Exploration
Thomas E. Mara	56	Director
James P. Miscoll	67	Director
H. E. Scruggs	44	Director
Robert S. Shriver	48	Director
Joseph S. Steinberg	58	Director
Thomas G. White	58	Manager of Operations

        G. Frank Joklik was elected to our Board of Directors in June 1995, and became our Chairman of the Board on June 30, 1998. Mr. Joklik served as our President and Chief Executive Officer from November 1, 1995 through June 30, 1998. Concurrent with his appointment as our Chairman of the Board, Mr. Joklik took a leave of absence from his position as our President and Chief Executive Officer in order to fulfill his responsibilities to the Salt Lake Organizing Committee for the 2002 Olympic Winter Games. Mr. Joklik returned from the leave of absence to his position as our Chief Executive Officer during the second quarter of 1999. Before joining us, Mr. Joklik was the President and Chief Executive Officer of Kennecott Corporation from 1980 to June 1993, when he retired from Kennecott. He currently serves on the Executive Committee of the Board of Directors.

        Donald L. Babinchak has served as our President since June 30, 1998. Mr. Babinchak has also served as our Director of Human Resources since March 25, 1996. Mr. Babinchak was formerly Vice President of Human Resources and Administration of Kennecott Corporation. Mr. Babinchak changed from full-time to part-time employment in November 2001.

        Ian M. Cumming was elected to our Board of Directors in June 1995. Mr. Cumming has served as a Director and Chairman of the Board of Directors of Leucadia National Corporation since 1978. He also serves as Chairman of the Board of The FINOVA Group Inc. and as a Director of Skywest, Inc., Allcity Insurance Company, HomeFed Corporation and Carmike Cinemas, Inc. Mr. Cumming serves on the Executive and Audit Committees of the Board of Directors.

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

        Thomas E. Mara was elected to our Board of Directors on February 10, 2000. Mr. Mara has served as Executive Vice President of Leucadia National Corporation since 1980 and as Treasurer since 1993. He also serves as a Director for Allcity Insurance Company.

        James P. Miscoll was elected to our Board of Directors in 1993. Mr. Miscoll served as Vice Chairman of Bank of America from 1985 to 1992, when he retired from that position. Mr. Miscoll also serves as a Director for American International Group, Inc. (senior advisor), WABTEC Corporation (Pittsburgh), 21st Century Industries, East West Bank and Chela Financial. Mr. Miscoll serves as Chairman of the Audit Committee and serves on the Compensation Committee of the Board of Directors.

        H. E. Scruggs was elected to our Board of Directors in March 2001. Mr. Scruggs has served as Chairman of the Board of Directors of American Investment Bank, N.A. since 1997 and is currently the Chief Executive Officer. He has served as President, Chief Executive Officer and a Director of Empire Insurance Company since March 2000. Mr. Scruggs served as a Vice President of Leucadia National Corporation from March 2000 through December 2001, Chairman and Chief Executive Officer of Leucadia Film Corporation from June 1995 to February 1997, was on the faculty of the Department of Political Science at Brigham Young University from 1991 to 1995 and Chief of Staff to the Governor of Utah from 1985 to 1991. Mr. Scruggs is a member of the Utah Bar.

        Robert S. Shriver was elected to our Board of Directors in 1993. Mr. Shriver is President of RSS, Inc. A television, film and record producer, he is a Director and Co-founder of the DATA Foundation, a Director of the Crossroads at Antigua Foundation, and a Commissioner of the California State Parks System. Mr. Shriver serves on the Compensation and Audit Committees of the Board of Directors.

        Joseph S. Steinberg was elected to our Board of Directors in June 1995. Mr. Steinberg has served as a Director of Leucadia National Corporation since 1978 and as President since 1979. He also serves as Chairman of the Boards of Allcity Insurance Company and HomeFed Corporation, and as a Director of The FINOVA Group Inc., White Mountains Insurance Group, Ltd. and Jordan Industries, Inc.

        Thomas G. White has been our Manager of Operations since October 8, 1993. Before joining us, Mr. White served as a mining executive for the gold operations of Homestake Mining Co., located in San Francisco, California.

        The Board of Directors of the Company is divided into three classes, Class I, Class II and Class III, with each class as nearly equal in number as possible. The Board of Directors has fixed the number of Directors of the Company at eight, three of whom are members of Class I, three of whom are members of Class II, and two of whom are members of Class III. There is currently one vacancy in Class II. Each class serves three years, with terms of office of the respective classes expiring in successive years. The terms of the members of Class III, who are Messrs. Mara and Miscoll, expire in 2002, the terms of the members of Class II, who are Messrs. Scruggs and Shriver, expire in 2003, and the terms of the members of Class I, who are Messrs. Cumming, Steinberg and Joklik, expire in 2004. Our executive officers serve at the pleasure of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires the Company's Executive Officers and Directors, and persons who beneficially own more than 10% of the outstanding shares of common stock, par value $0.01 per share, of the Company ("Common Stock"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish the Company with copies. Based solely upon a review of the copies of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that for the year ended December 31, 2001 all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis, except that a Form 3 was filed late by Mr. Scruggs to report that he did not beneficially own any securities of the Company when he was elected to the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth certain summary information concerning compensation paid by the Company and its subsidiaries to the Chief Executive Officer, the President, and the Manager of Operations and Vice President of the Company (collectively, the "Named Executive Officers") for the years ended December 31, 2001, 2000 and 1999. No other executive officer of the Company received a total annual salary and bonus in excess of $100,000 during these periods.

Summary Compensation Table

Name and Principal Position(s)	Year	Salary ($)	Securities Underlying Options (#)	All Other Compensation ($)
G. Frank Joklik Chief Executive Officer	2001 2000 1999	150,000 150,000 73,269	— — —	5,143 5,119 18,846	(a)
Donald L. Babinchak President	2001 2000 1999	123,719 130,000 140,231	— — —	4,363 5,424 5,395	(b)
Thomas G. White Manager of Operations and Vice President	2001 2000 1999	128,000 128,000 128,000	— — —	3,974 3,974 5,051	(c)

(a)
Consists of 401(k) matching contributions of $3,907 and life insurance premiums of $1,236.

(b)
Consists of 401(k) matching contributions of $3,144 and life insurance premiums of $1,219.

(c)
Consists of 401(k) matching contributions of $3,200 and life insurance premiums of $774.

Stock Options

        No options to purchase Common Stock were granted to the Named Executive Officers during 2001. The Company has never granted any freestanding stock appreciation rights. None of the Named Executive Officers exercised any options during 2001.

        The following table provides information as to options exercised by each of the Named Executive Officers during 2001, and the value of options held by such Executives at December 31, 2001 measured in terms of the average sale price reported for Common Stock on December 31, 2001 ($0.51, as reported on the OTC Bulletin Board).

Aggregate Option Exercises in 2001
and Option Values at 12/31/2001

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2001 (#) Exercisable/Unexercisable	Value of Unexercised In-the- Money Options at December 31, 2001 ($) Exercisable/Unexercisable
G. Frank Joklik	—	—	900,000/0	—
Donald L. Babinchak	—	—	250,000/0	—
Thomas G. White	—	—	125,000/0	—

Employment Agreements

        The Company has entered into an employment agreement with Thomas G. White that provides for Mr. White's employment as Vice President, Operations on a year-to-year basis at a salary consistent with the compensation policies of the Compensation Committee. Under this agreement, Mr. White is entitled to participate in all perquisites and health and welfare benefits available to the Company's other executives and in the Company's long-term incentive plan and executive incentive plan. If there is a change of control as defined in the agreement, Mr. White will be entitled to be employed for two years after the change in control. If Mr. White is terminated during the two-year period, the Company will be required to immediately pay Mr. White his base compensation for such period and to immediately vest and pay out any unvested stock options and restricted stock awards held by Mr. White.

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

        Under the Executive Incentive Plan, cash awards may be made to individuals from an award fund established annually by the Company. The amount of the award fund will be based on criteria established by the Compensation Committee. The criteria may be described in terms of Company-wide objectives, such as net income, return on capital and cash flow, or such other or similar objectives which are related to performance. The amount of the award fund for any year may not in any event exceed 9.55% of the Company's net profit after taxes for such year. Each participant potentially may receive an award from the award fund up to a specified percentage of the participant's base salary, which percentage generally ranges from 20% to 50% depending on the participant's base salary and the participant's organizational duties. The Compensation Committee may modify individual awards but in no event may the Compensation Committee increase by more than 50% the award otherwise payable. Awards are subject to forfeiture if a participant's employment terminates prior to receipt of the award unless termination is due to retirement, death, permanent disability or, after a change in control of the Company, termination is by the Company for Cause (as defined in the plan) or is by the participant without Good Reason (as defined in the plan). No awards were made under the Executive Incentive Plan for the year ended December 31, 2001.

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

        Stock Incentive Plan.    The Company has a Stock Incentive Plan, pursuant to which awards of stock options, stock appreciation rights and restricted stock may be made to officers and key employees. The Stock Incentive Plan is administered by the Compensation Committee, no voting member of which may be an employee of the Company or be eligible to receive awards under the Stock Incentive Plan. A maximum of 2,500,000 shares of Common Stock are authorized to be issued pursuant to the Stock Incentive Plan. As of April 29, 2002, awards covering 2,161,766 shares of Common Stock were outstanding under the Stock Incentive Plan and 332,034 shares were available for awards under the Stock Incentive Plan. Under the Stock Incentive Plan, awards are not considered to have been made with respect to options or stock appreciation rights that terminate without being exercised.

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

        Pursuant to the salary deferral feature of the Savings Plan, each participant may elect to reduce his or her compensation by between 1% and 15%, but not more than $11,000 (for 2002) per year, adjusted for changes in the cost of living and subject to non-discrimination limits under the Code. The Company will contribute these compensation deferrals to the Savings Plan. The Company has also agreed to match 50% of the first 5% of eligible employee compensation deferrals to the Plan ("Company Matching Contributions"). The Company retains the right to make additional non-elective Company contributions to help satisfy federal non-discrimination requirements.

        Savings Plan deferrals (including Company Matching Contributions) are allocated to accounts in the name of the participants and invested at their direction in investment funds which have been chosen by the savings plan committee under the Savings Plan.

        A participant's retirement benefit under the Savings Plan is dependent upon the participant's vested account balance at the time of distribution. The value of such account is dependent upon how well the participant invests his or her deferrals (including Company Matching Contributions) over the period of time he or she participates in the Savings Plan. Compensation deferrals are always fully vested. Company Matching Contributions are fully vested upon completion of one year of service, or attainment of age 65, death or total disability.

        Distribution of the vested balance of a participant's account is to be made in a single cash payment within one year after termination of employment, reaching age 65 or death, unless the account balance exceeds $5,000, in which case distribution is made at age 65 or earlier if the participant consents.

Director Compensation

        Cash Compensation.    Directors who are not employees of the Company receive a fee of $7,500 per year, plus $500 for each Board meeting attended, and $250 for each standing committee meeting attended. Non-Employee Directors are also reimbursed by the Company for reasonable and necessary expenses incurred in connection with their services as Directors of the Company. The Company does not have any consulting agreements with its Directors and no Director received compensation for consulting services during 2001.

        Stock Option Plan for Non-Employee Directors.    The Company has a Stock Option Plan for Non-Employee Directors, the purpose of which is to encourage the highest level of performance from those members of the Board of Directors who are not employees of the Company by providing such non-employee Directors with a proprietary interest in the financial success of the Company. Under the plan, the Company may grant non-employee Directors discounted options to purchase 30,000 shares of Common Stock.

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

        Certain options held by former directors of the Company remain outstanding, including options for 30,000 shares of Common Stock at an exercise price of $3.09375 and options for 15,000 shares of Common Stock at an exercise price of $2.71880, all of which have vested in accordance with their terms. Unless exercised, options for 15,000 shares at an exercise price of $3.09375 will expire on December 17, 2003, and the remaining options will expire on August 30, 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee consists of three non-employee Directors. During the year ended December 31, 2001, the members of the Compensation Committee were James P. Miscoll and Robert S. Shriver. There is one vacancy on the Compensation Committee. During the last fiscal year, no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) or as a director of another entity, one of whose executive officers served as a member of the compensation committee or as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information regarding persons known by the Company to beneficially own, as defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), more than 5% of Common Stock as of April 29, 2002, based solely on information regarding such ownership available to the Company in filings by such beneficial owners with the SEC on Schedules 13D and 13G. The following table also sets forth information regarding beneficial ownership of Common Stock as of April 29, 2002 by the Directors and the Named Executive Officers and by the Directors and Executive Officers as a group.

Name and Address of Beneficial Owner(a)	Number of Shares and Nature of Beneficial Ownership(b)		Percent Of Class
Certain Beneficial Owners:
Leucadia National Corporation 315 Park Avenue South New York, NY 10010	27,212,735		72.8
Group consisting of: Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., MGP Advisors Limited Partnership, AWM Investment Company, Inc. Austin W. Marxe and David Greenhouse 153 East 53 Street New York, New York 10022	3,420,300	(c)	9.1
Directors:
H.E. Scruggs	—		—
T.E. Mara	—		—
J.P. Miscoll	82,100	(d)	*
R.S. Shriver	60,000	(e)	*
I.M. Cumming	—	(f)	—
J.S. Steinberg	—	(f)	—
G.F. Joklik	1,000,000	(g)	2.7
Nondirector Named Executive Officers:
D.L. Babinchak	260,000	(h)	*
T.G. White	131,575	(i)	*
All Directors and Executive Officers as a Group (11 persons)	1,880,675	(j)	5.0

*
Less than 1%

(a)
Unless otherwise indicated, the business address of each person listed is c/o MK Gold Company, 60 East South Temple, Suite 2100, Salt Lake City, UT 84111.

(b)
For purposes of this table, shares are considered to be beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire the beneficial ownership of the shares within 60 days of April 29, 2002. Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

(c)
According to a Statement on Schedule 13G dated February 12, 2002, 3,420,300 shares are beneficially owned by Austin W. Marxe and David Greenhouse, of which 2,570,000 shares are owned by Special Situations Fund III, L.P. and 850,300 shares are owned by Special Situations Cayman Fund, L.P.

(d)
Consists of (i) 30,000 shares that may be acquired upon the exercise of currently exercisable stock options and (ii) 52,100 shares beneficially owned by the J. P. Miscoll and I. Miscoll Trust, dated November 11, 1991, of which Mr. Miscoll's spouse is trustee.

(e)
Includes 15,000 shares that may be acquired upon the exercise of currently exercisable stock options.

(f)
Although neither Mr. Cumming nor Mr. Steinberg directly owns any shares of the Company, by virtue of their respective approximately 18.0% and 16.8% interests in Leucadia National Corporation, each may be deemed to be the beneficial owner of a proportionate number of the shares of the Company beneficially owned by Leucadia. Mr. Cumming and Mr. Steinberg have an oral agreement pursuant to which they will consult with each other as to the election of a mutually acceptable Board of Directors of Leucadia.

(g)
Includes 900,000 shares that may be acquired upon the exercise of currently exercisable stock options.

(h)
Includes 250,000 shares that may be acquired upon the exercise of currently exercisable stock options.

(i)
Includes 125,000 shares that may be acquired upon the exercise of currently exercisable stock options.

(j)
Includes 1,620,000 shares that may be acquired upon the exercise of currently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Four of the Directors of the Company are affiliated with Leucadia National Corporation, which owns 72.8% of the outstanding shares of Common Stock: Mr. Cumming is Chairman of the Board and a principal shareholder of Leucadia; Mr. Steinberg is a Director, President and a principal shareholder of Leucadia; Mr. Mara is Executive Vice President and Treasurer of Leucadia; and Mr. Scruggs is President, Chief Executive Officer and a Director of Empire Insurance Company, a subsidiary of Leucadia, and Chairman of the Board of Directors and Chief Executive Officer of American Investment Bank, a subsidiary of Leucadia.

        In March 1998, the Company entered into a $20 million credit agreement (the "Credit Facility") with Leucadia. The Credit Facility may be terminated on December 15 of any year, provided Leucadia notifies the Company of such termination prior to September 15 of such year. The Credit Facility will expire on January 2, 2003, unless terminated earlier. The Credit Facility was amended, effective March 1, 2000, to increase the credit limit to $30 million, and, effective July 1, 2001, to increase the credit limit to $35 million. At December 31, 2001, the Company had outstanding borrowings under the Credit Facility of $29 million. Loans outstanding under the Credit Facility bear interest equal to the prime rate, payable quarterly. At December 31, 2001, the published prime rate was 4.75%. In addition, the Company is required to pay a commitment fee to Leucadia equal to 0.375% per annum of the available balance under the Credit Facility, payable quarterly. Total interest and commitment fees paid by the Company to Leucadia during 2001 pursuant to the Credit Facility were $1,859,000.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MK GOLD COMPANY
By:	/s/ JOHN C. FARMER John C. Farmer Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Date: April 30, 2002

QuickLinks

EXPLANATORY NOTE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
  ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
SIGNATURES