Form 10-Q
period 2002-03-31
MK GOLD CO
filed 2002-05-15
CIK 913586

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 0-23042

MK GOLD COMPANY
(Exact name of registrant as specified in charter)

Delaware	82-0487047
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

60 East South Temple, Suite 2100
Salt Lake City, Utah 84111
(801) 297-6900
(Address of principal executive offices and telephone number)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        On May 10, 2002, there were 37,395,649 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        As more fully described in the accompanying notes, the unaudited interim consolidated financial statements contained in this report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 10-K"). The 2001 10-K contains information relevant to an analysis of the financial information contained in this report and for purposes of comparing our results of operations for the three months ended March 31, 2002 with the same period in the prior year.

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Thousands of dollars except per share data)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
REVENUE:
Product sales	$1,471	$970
Mining services	—	1,080

Total revenue	1,471	2,050

OPERATING EXPENSES:
Product sales	1,142	656
Mining services	—	971

Total operating expenses	1,142	1,627

GROSS PROFIT	329	423
Exploration costs	(93)	(189)
General and administrative expenses	(369)	(788)

LOSS FROM OPERATIONS	(133)	(554)
Gain on sale of assets	564	—
Equity in loss of unconsolidated affiliate	(128)	(107)
Investment income and dividends, net	20	44
Interest expense	(6)	(5)

Income (loss) before income taxes	317	(622)
Income tax provision	—	(41)

Net income (loss)	$317	$(663)

Basic and diluted income (loss) per share	$0.01	$(0.02)
Basic weighted average shares used to compute income (loss) per common share	37,395,649	37,320,000
Diluted weighted average shares used to compute income (loss) per common share	37,395,649	37,337,084

The accompanying notes are an integral part of the interim consolidated financial statements.

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars except per share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,375	$1,365
Gold bullion held for sale	110	401
Receivables	343	241
Inventories:
Ore and in process	272	441
Materials and supplies	62	60
Other	96	135

Total current assets	2,258	2,643

Property, plant and mine development, net	56,027	56,036
Investment in unconsolidated affiliate	173	301
Restricted investment securities	1,498	750
Restricted cash	533	711

TOTAL ASSETS	$60,489	$60,441

(continued)

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars except per share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$485	$746
Current portion of mine closure liabilities and reclamation liabilities	495	188
Other accrued liabilities	198	201
Line of credit—Leucadia National Corporation	29,500	—

Total current liabilities	30,678	1,135
Mine closure and reclamation liabilities, net of current portion	1,480	1,488
Deferred income tax liability	3,967	3,967
Line of credit—Leucadia National Corporation	—	29,000

Total liabilities	$36,125	$35,590

STOCKHOLDERS' EQUITY:
Common stock, par value $.01, 80,000,000 shares authorized, 37,415,000 shares issued and 37,395,649 shares outstanding at March 31, 2002 and December 31, 2001, respectively	374	374
Capital in excess of par value	82,869	82,869
Accumulated deficit	(52,517)	(52,834)
Treasury stock at cost, 19,851 shares at March 31, 2002 and December 31, 2001	(19)	(19)
Accumulated other comprehensive loss	(6,343)	(5,539)

Total stockholders' equity	24,364	24,851

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,489	$60,441

The accompanying notes are an integral part of the interim consolidated financial statements.

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Thousands of dollars)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
OPERATING ACTIVITIES:
Net income (loss)	$317	$(663)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity in loss of unconsolidated affiliate	128	107
Deferred income taxes	—	41
Depreciation, depletion, and amortization	33	209
Amortization of premium on investment securities	—	2
Gain on sale of assets	(564)	—
Changes in operating assets and liabilities:
Gold bullion held for sale	291	(991)
Receivables	(102)	375
Inventories	167	82
Other current assets	39	79
Restricted cash	178	(60)
Deferred revenue	—	(185)
Accounts payable and other accrued liabilities	(264)	58
Mine closure and reclamation liabilities	299	54

Total adjustments	205	(229)

Net cash provided (used) by operating activities	522	(892)

INVESTING ACTIVITIES:
Additions to property, plant and mine development	(854)	(1,406)
Proceeds from disposition of property, plant and mine development	564	7
Purchase of restricted investment securities	(748)	—

Net cash used by investing activities	(1,038)	(1,399)

FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreement—Leucadia National Corp.	500	2,000

Net cash provided by financing activities	500	2,000

EFFECT OF EXCHANGE RATES ON CASH	26	29

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10	(262)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,365	999

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$1,375	$737

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$6	$5
Income taxes paid (refunded), net	$—	$—

The accompanying notes are an integral part of the interim consolidated financial statements.

MK GOLD COMPANY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands)

1. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

        The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001, which are included in our Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 10-K"). The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2001 was extracted from the audited consolidated financial statements contained in the 2001 10-K and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.

2. MINING JOINT VENTURE

        The Company owns a 25% undivided interest in the Castle Mountain Venture ("CMV"), which prior to May 2001 operated a gold mine in San Bernardino County, California. During the second quarter of 2001, gold reserves at the mine were exhausted, mining operations ceased, and mine closure and reclamation activities began. Mining closure and reclamation activities continued during the first quarter of 2002. The results for the CMV have been proportionally reflected in the accompanying consolidated financial statements.

        Gold production at the Castle Mountain Mine continued during the first quarter of 2002 as residual gold was recovered from the leach pads during the closure and reclamation phase. Residual gold production is expected to continue into 2003. As part of closure activities at the mine, mining equipment and assets were sold during the first quarter of 2002 resulting in a gain on sale of assets of $564.

3. UNCONSOLIDATED AFFILIATE

        In July 2000, the Company acquired 20 of 39 limited partner units of Peru Exploration Venture LLLP, an Arizona limited liability limited partnership. The partnership was formed in June 2000 with Bear Creek Mining Company, an Arizona corporation, as the general partner. The Company's commitment to the partnership was $1 million over a two-year period, which it had fully funded as of December 31, 2001. The Company holds a preemptive right to acquire all the assets of the partnership based on a fair market appraisal.

        The principal objective of the partnership is to acquire precious and base metal properties in Peru. During 2001, the partnership acquired four properties and carried out two drilling programs. The partnership is evaluating the results of these programs. The Company's share of loss from the partnership for the three months ended March 31, 2002 and 2001 was $128 and $107, respectively.

4. PROJECT DEVELOPMENT

        The Company, through its wholly owned subsidiary Cobre Las Cruces, S.A., owns the exploration and mineral rights to the Las Cruces project, a development stage copper project in the Pyrite Belt of Spain. The Las Cruces project was acquired by the Company on September 1, 1999 when the Company acquired Cobre Las Cruces from Rio Tinto plc. All development costs since the date of acquisition, including interest and costs for the feasibility study, have been capitalized. The principal source of funding for project development has been the Company's $35,000 credit facility ("Credit Facility") with Leucadia National Corporation.

        The Company submitted a water permit application in December 2000, a mining concession application in March 2001 and additional water permit applications in April and May 2001. The Company expects to receive a positive Declaration of Environmental Impact from the regional government of Andalusia, indicating the government's environmental approval of the project, in May 2002. A positive Declaration of Environmental Impact will allow the regional government to issue a mining concession. The mining concession will give the Company the mining rights and access to all the necessary utilities required to develop the project. A positive Declaration of Environmental Impact is required before the regional water authority can grant the necessary water permits. The Company expects all necessary operating permits to be granted by the end of 2002 and commercial production at Las Cruces to begin by late 2004.

        Mining at the Las Cruces project will be subject to permitting, obtaining financing, engineering and construction. Although the Company believes necessary permitting for the project will be obtained, the Company cannot guarantee that such will be the case, and no assurance can be given that the Company will obtain financing for the project. Further, there may be other political and economic circumstances that could prevent the Company from completing development of the project.

5. INDUSTRY SEGMENT INFORMATION

        The Company is not economically dependent on a limited number of customers for the sale of its gold because gold commodity markets are well-developed worldwide. The Company operates primarily in two industry segments, gold sales and copper project. The Company operated in a third industry segment, mining services, through the second quarter of 2001, when mining operations ceased. Mining service revenues were derived from one customer, the CMV. During 1999, the Company acquired the Las Cruces project, which is a copper project in the development stage.

	Three Months Ended March 31,
	2002	2001
Revenue:
Gold sales	$1,471	$970
Mining services	—	1,440
Corporate and eliminations	—	(360)

Total revenue	$1,471	$2,050

Gross profit:
Gold sales	$329	$314
Mining services	—	109
Corporate and eliminations	—	—

Total gross profit	$329	$423

6. RELATED PARTY TRANSACTIONS

        For the quarters ended March 31, 2002 and 2001, approximately $350 and $530, respectively, in interest and commitment fees were paid to Leucadia under the Credit Facility. Approximately $344 and $525, respectively, in interest relating to the Las Cruces project was capitalized during these periods.

7. LEGAL CONTINGENCIES

        The Company is subject to various litigation which arises in the course of its business. Based on discussions with counsel, management is of the opinion that such litigation will have no material adverse effect on the consolidated financial position of the Company, its consolidated results of operations or liquidity.

8. INCOME TAX PROVISION

        Due to past net operating losses, the Company has recorded a net deferred tax asset of approximately $18 million as of March 31, 2002. The Company has also recorded a valuation allowance against a substantial portion of this asset. A portion of this deferred tax asset was used to record an offsetting adjustment against the income tax provision for the three months ended March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This section discusses our consolidated financial condition, liquidity and capital resources and results of operations. You should read this analysis in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2001. This section also contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Cautionary Statement for Forward-Looking Information" below.

General

        On September 1, 1999, we acquired the entire share capital and subordinated debt of Riomin Exploraciones, S.A., from Rio Tinto plc. After this acquisition, we changed the name of Riomin Exploraciones, S.A., to Cobre Las Cruces, S.A. Cobre Las Cruces has permits to investigate four contiguous areas in southwestern Spain, one of which contains the Las Cruces copper deposit. Las Cruces is 20 kilometers northwest of Seville, in an area with a well-developed infrastructure that will support the project's needs for water, power and transportation.

        We forecast that the Las Cruces project will be a low cost producer, with an operating cash cost per pound of copper produced estimated to average $0.33, based on the feasibility study relating to the project. Based on an assumed copper price of $0.80 per pound, we believe the Las Cruces project will have the potential for strong margins and after-tax internal rate of return, assuming that we fund 70% of the project's capital expenditures through debt financing. As of May 10, 2002, the spot price for copper was approximately $0.73 per pound. However, based on historical fluctuations in copper prices, which have ranged from a high of $1.60 in 1989 to a low of $0.59 in 2001, we believe $0.80 per pound is a reasonable price for purposes of estimating the internal rate of return of the project.

        Our forecasts regarding the Las Cruces project are subject to a number of risks and uncertainties. Actual results could differ materially from our forecasts as a result of various factors, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward Looking Information."

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

        We expect to receive a positive Declaration of Environmental Impact from the regional government of Andalusia, indicating the government's environmental approval of the project, in May 2002. A positive Declaration of Environmental Impact will allow the regional government to issue a mining concession. The mining concession will give us the mining rights and access to all the necessary utilities required to develop the project. A positive Declaration of Environmental Impact is required before the regional water authority can grant the necessary water permits. After we receive the necessary water permits, we will complete the land acquisition process. We expect all necessary operating permits to be granted by the end of 2002 and commercial production at Las Cruces to begin by late 2004. While we believe that we will receive a positive Declaration of Environmental Impact and the necessary permits, we cannot assure you that we will receive them on a timely basis or at all.

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

        Funding for the development and advancement of the Las Cruces project has principally come from our operating cash flows, cash reserves and credit facility with Leucadia National Corporation. We estimate that the total capital costs to bring the Las Cruces project into commercial production are approximately $290 million, including working capital, land purchases and contingencies, but excluding interest and other financing costs. Our current cash resources will not be sufficient to cover all projected expenses necessary to bring the Las Cruces project into commercial production.

        We are evaluating various financing alternatives for projected costs and expenses associated with the Las Cruces project. We will not be able to fund the project solely from debt financing. We will need to raise a significant amount of the funds from equity investors, which we are considering doing through a subscription rights offering to our existing stockholders. In such a rights offering, our stockholders would receive the right to purchase additional shares of our common stock on a pro rata basis. We believe that a rights offering is an excellent way to raise equity capital because it provides our stockholders with the opportunity to avoid dilution by participating in the issuance of shares of our common stock on a pro rata basis. Although we believe that a rights offering is a viable option, we cannot assure you that we will actually commence a rights offering or that if commenced, such a rights offering will be successful. If we commence a rights offering, we do not expect to do so before the fourth quarter of 2002.

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

Results of Operations

        Gold Production.    Our attributable share of gold production from the Castle Mountain Venture for the three months ended March 31, 2002 was 3,916 ounces, compared to 6,539 ounces for the three months ended March 31, 2001. This represents a 40% decrease in production totaling 2,623 ounces. The decrease in production is due to the completion of mining activities at the Castle Mountain Mine in May 2001. Future gold production will continue to decline as residual gold is recovered from the leach pads during the closing and reclamation phase at the mine. Residual gold production is expected to end in 2003.

        Product sales revenue for the three month period ended March 31, 2002 was $1.5 million, compared to $1.0 million for the same period in 2001. Product sales revenue for the three months ended March 31, 2001 includes the recognition of $0.2 million of deferred revenue. During the three months ended March 31, 2002, no ounces of gold were delivered under forward sales contracts and 5,050 ounces were sold on the spot market. During the three months ended March 31, 2001, 900 ounces of gold were delivered under forward sales contracts and 2,000 ounces were sold on the spot market. Because of improved gold prices, we sold all of our available gold during the first quarter of 2002. In the first quarter of 2001, we did not sell all of our available gold, due to depressed gold prices. Future product sales revenue will decline as residual gold production decreases during the reclamation and closure phase at the Castle Mountain Mine.

        There was no revenue from mining services for the three months ended March 31, 2002, compared to $1.1 million for the three months ended March 31, 2001. As a result of the completion of mining activities at the Castle Mountain Mine in May 2001, there was no mining services revenue during the first quarter of 2002, and there will be no future mining services revenue from the mine.

        Forward Sales Activity.    For the three month period ended March 31, 2002, the average price realized per ounce of gold was $291, compared to $272 per ounce for the three months ended March 31, 2001. The average spot price for the three month period ended March 31, 2002 was $290 per ounce. We had no ounces of gold sold under forward sales contracts as of March 31, 2002. While we have used forward sales contracts in the past, we expect that our gold sales from residual production at the Castle Mountain Mine will be made primarily at spot prices.

        Gross Profit.    We recognized a gross profit from product sales of $0.3 million for each of the three month periods ended March 31, 2002 and 2001. Gross profit remained steady due to increased gold sales and lower production costs, which offset declining deferred revenue. Future gross profit should decline as residual gold production decreases at the Castle Mountain Mine.

        There was no gross profit from contract mining operations for the three months ended March 31, 2002, compared to $0.1 million for the same period in 2001, due to the completion of mining at the Castle Mountain Mine in 2001.

        Exploration Costs.    Exploration costs for the quarter ended March 31, 2002 were $0.1 million, a decrease of 51% compared to $0.2 million for the same period in 2001. The decrease in expenditures is due to the absence of drilling activities in 2002 on properties being evaluated. During the first quarter of 2002, we focused our exploration efforts on our exploration program in Nevada and Spain.

        General and Administrative Expenses.    General and administrative expenses decreased 53% for the three month period ended March 31, 2002, compared to the same period in 2001. The higher expenses in 2001 were due to legal and non-recurring payroll related costs.

        Gain on Sale of Assets.    As part of closure activities at the Castle Mountain Mine, mining equipment and assets were sold during the first quarter of 2002 resulting in a gain on sale of assets of $0.6 million.

        Unconsolidated Affiliate.    In July 2000, we became a limited partner in Peru Exploration Venture LLLP. The general partner is Bear Creek Mining Company. The principal objective of the partnership is to acquire precious and base metal properties in Peru. We account for this investment using the equity method of accounting. Our commitment to the partnership is $1.0 million over a two-year period, which we fully funded as of December 31, 2001. Our share of loss from the partnership was $0.1 million for each of the three month periods ended March 31, 2002 and 2001.

Liquidity and Capital Resources

        Our principal sources of funds are our cash and cash equivalents, cash generated from mining operations and our credit facility. At March 31, 2002, we had cash and cash equivalents of $1.4 million and gold bullion of $0.1 million, representing a decrease in cash and cash equivalents and gold bullion of $0.3 million from December 31, 2001. We expect that our cash and cash equivalents and available borrowings under our credit facility will be sufficient to cover operating expenses through 2002. However, we will need additional funding for development costs at the Las Cruces project, including land acquisition and basic engineering costs. We estimate that the capital cost will be approximately $290 million to bring the Las Cruces project into production.

        Until May 2001, our revenues came from two sources: contract mining at the Castle Mountain Mine and the sale of gold from the mine. Since the completion of mining activities at the Castle Mountain Mine in May 2001, our only source of revenue has been residual gold sales from the mine. Based on our current operations, expected overhead expenses and exploration costs, we will not have significant positive cash flow from operations until production of refined copper begins at the Las Cruces project.

        Net cash provided by operating activities was $0.5 million for the three months ended March 31, 2002 compared to net cash used of $0.9 million for the same period in 2001. The increase in cash from operations during the first quarter of 2002 compared to the same period in 2001 is due primarily to increased gold sales and decreased exploration and general and administrative expenditures. We expect that our cash and cash equivalents, operating cash flows and available borrowings on our credit agreement will be sufficient to cover operating expenses into 2003. However, our cash resources will not be sufficient to cover all projected expenses necessary to commence mining at the Las Cruces project. Basic engineering and land acquisition activities are scheduled to begin at the project once the required permits have been granted, which could occur as early as September 2002. We will require financing in order to proceed with basic engineering and land acquisition activities.

        In March 1998, we entered into a $20 million credit facility with Leucadia National Corporation. Effective March 1, 2000, the credit facility was amended to increase the amount of the facility to $30 million. Effective April 1, 2001, the credit facility was amended to extend the expiration to July 1, 2002. Effective July 1, 2001, the credit facility was amended to increase the amount of the facility to $35 million and to extend the expiration to January 2, 2003. Leucadia may terminate the credit facility on December 15 of any year, provided Leucadia notifies us of the termination prior to September 15 of that year. Leucadia has indicated that it does not intend to exercise this early termination right in 2002. At March 31, 2002, we had outstanding borrowings under the credit facility of $29.5 million. Loans outstanding under the credit facility bear interest equal to the prime rate and interest and commitment fees are payable quarterly. The prime rate at March 31, 2002 was 4.75%.

        Because our credit facility expires on January 2, 2003, all outstanding borrowings under the credit facility have been classified as a current liability. Classifying borrowings under the credit facility as a current liability caused us to be out of compliance with two financial ratio requirements under the credit facility. Effective January 2, 2002, we obtained a waiver from compliance with these ratios. This waiver allows us to continue to borrow funds under the credit facility during its remaining term. We are compliant with all other requirements under the credit facility.

        We are exploring various financing alternatives for projected costs and expenses associated with the Las Cruces project. In addition, we will need to repay our credit facility. We will not be able to fund the project and repay the credit facility solely from debt financing. We will need to raise a significant amount of the funds from equity investors, which we are considering doing through a subscription rights offering to our existing stockholders. In such a rights offering, our stockholders would receive the right to purchase additional shares of our common stock on a pro rata basis. We believe that a rights offering is an excellent way to raise equity capital because it provides our stockholders with the opportunity to avoid dilution by participating in the issuance of shares of our common stock on a pro rata basis. Although we believe that a rights offering is a viable option, we cannot assure you that we will actually commence a rights offering or that if commenced, such a rights offering will be successful. If we commence a rights offering, we do not expect to do so before the fourth quarter of 2002.

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

        Additions to property, plant and mine development totaled $0.9 million for the three months ended March 31, 2002, compared to $1.4 million for the same period in 2001. For all periods presented, additions to property, plant and mine development consisted of: (1) mine development expenditures; (2) construction expenditures for buildings, machinery, plant and equipment; and (3) expenditures for mobile mining service equipment. Development costs incurred at the Las Cruces project, including interest and the costs of a feasibility study, are capitalized and are reflected as investing activities in our consolidated statements of cash flows. The principal source of funds that we used to fund project development at the Las Cruces project was our credit facility with Leucadia.

        Upon completion of production at a mine, we must make expenditures for reclamation and closure of the mine. We provide for future reclamation and mine closure liabilities on a units-of-production basis. At March 31, 2002, we had accrued $2.0 million for these costs, including $1.8 million for the Castle Mountain Mine. In addition to the accruals, we and Viceroy Resource Corporation, the owner of the remaining 75% interest in the Castle Mountain Venture, are depositing cash, including all proceeds from the sale of plant and equipment, in a separate fund to cover future reclamation costs at the venture properties. Our contributions to this fund totaled $2.0 million at March 31, 2002. We review the adequacy of our reclamation and mine closure liabilities in light of current laws and regulations and adjust our liabilities as necessary.

        In October 1998, we announced a share repurchase program. Our board of directors authorized the repurchase of up to 2 million shares. As of May 10, 2002, we had repurchased 173,700 shares under the repurchase program.

Cautionary Statement for Forward Looking Information

        Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, exploration efforts, financing needs, plans or intentions relating to acquisitions by us and other information that is not historical information. When used in this report, the words "estimates," "expects," "anticipates," "forecasts," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. Additional forward-looking statements may be made by us from time to time. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of us, are also expressly qualified by these cautionary statements.

        Our forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs and projections will result or be achieved or accomplished. Our forward-looking statements apply only as of the date made. Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

        There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. These risks include, but are not limited to, dependence on a single mining project, our need for financing, potential delays in development of the Las Cruces project, imprecision of estimates, uncertainty of government subsidies, volatility of copper prices, currency fluctuations, significant indebtedness, risks associated with mining activities, risks of development in foreign countries, environmental and other laws and regulations, competition, reliance upon key executives and having a controlling shareholder. Each of these risks and certain other uncertainties are discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2001. There may also be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements made by or on our behalf should be considered in light of these factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2001 for additional information regarding forward sales activities and our adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities."

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

Gold Price Risk

        The results of our operations from residual gold production at the Castle Mountain Mine are affected significantly by the market price of gold. Gold prices are influenced by numerous factors over which we have no control, including expectations with respect to the rate of inflation, the relative strength of the United States dollar and other currencies, interest rates, global or regional political or economic crises, demand for gold for jewelry and industrial products and sales by holders and producers of gold in response to these factors. In the past we have entered into option contracts and forward sales contracts to establish a minimum selling price on some of the ounces of gold that we produce. We do not enter into option or sales contracts for the purpose of speculative trading. Our current policy provides for the use of forward sales contracts for up to 80% of the remaining residual production at the Castle Mountain Mine. However, we expect to sell the remaining production primarily at spot prices at various times. At March 31, 2002, we had no ounces of gold sold under forward sales contracts.

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

Interest Rate Risk

        At March 31, 2002, we had borrowed $29.5 million under our credit facility with Leucadia National Corporation. The credit facility carries a variable interest rate equal to the prime rate. At March 31, 2002, the prime rate was 4.75%. The credit facility will expire on January 2, 2003, unless terminated earlier. Leucadia may terminate the credit facility on December 15 of any year, provided Leucadia notifies us of the termination before September 15 of that year. Leucadia has indicated that it does not intend to exercise this early termination right in 2002. We have not undertaken any hedging activities with respect to the credit facility.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  No exhibits are filed with this report.

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

Date: May 15, 2002

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  MK GOLD COMPANY CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Thousands of dollars except per share data)
  MK GOLD COMPANY CONSOLIDATED BALANCE SHEETS (Thousands of dollars except per share data)
  MK GOLD COMPANY CONSOLIDATED BALANCE SHEETS (Thousands of dollars except per share data)
  MK GOLD COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Thousands of dollars)
  MK GOLD COMPANY NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (All dollar amounts in thousands)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES