Form 10-Q
period 2002-06-30
MK GOLD CO
filed 2002-08-14
CIK 913586

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        On August 5, 2002, there were 37,395,649 outstanding shares of the registrant's common stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        You should read the following unaudited interim consolidated financial statements and the accompanying notes together with our Annual Report on Form 10-K for the year ended December 31, 2001. Our 2001 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three and six month periods ended June 30, 2002 with the same periods in 2001.

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Thousands of dollars except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUE:
Product sales	$1,131	$2,833	$2,602	$3,803
Mining services	—	217	—	1,297

Total revenue	1,131	3,050	2,602	5,100
OPERATING EXPENSES:
Product sales	463	2,910	1,605	3,566
Mining services	—	344	—	1,315

Total operating expenses	463	3,254	1,605	4,881
GROSS PROFIT (LOSS)	668	(204)	997	219
Exploration costs	(150)	(215)	(243)	(404)
General and administrative expenses	(453)	(447)	(822)	(1,235)

INCOME (LOSS) FROM OPERATIONS	65	(866)	(68)	(1,420)
Gain on sale of assets	11	100	575	100
Equity in loss of unconsolidated affiliate	(152)	(125)	(280)	(232)
Litigation settlement	—	566	—	566
Bankruptcy recovery	298	—	298	—
Investment income and dividends, net	22	32	42	76
Interest expense	(5)	(4)	(11)	(9)

Income (loss) before income taxes	239	(297)	556	(919)
Income tax provision	(3)	(41)	(3)	(82)
Net income (loss)	$236	$(338)	$553	$(1,001)

Basic and diluted income (loss) per share	$0.01	$(0.01)	$0.01	$(0.03)
Basic weighted average shares used to compute income (loss) per common share	37,395,649	37,350,495	37,395,649	37,335,331
Diluted weighted average shares used to compute income (loss) per common share	37,395,649	37,366,311	37,395,649	37,351,148

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars except per share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$984	$1,365
Investments—available for sale	306	—
Gold bullion held for sale	186	401
Receivables	401	241
Inventories:
Ore and in process	91	441
Materials and supplies	54	60
Other	77	135

Total current assets	2,099	2,643

Mining properties, plant and mine development, net	62,112	56,036
Investment in unconsolidated affiliate	21	301
Restricted investment securities	1,498	750
Restricted cash	552	711
Other assets	211	—

TOTAL ASSETS	$66,493	$60,441

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$728	$746
Current portion of mine closure and reclamation liabilities	376	188
Other accrued liabilities	155	201
Line of credit—Leucadia National Corporation	30,000	—

Total current liabilities	31,259	1,135

Mine closure and reclamation liabilities	1,584	1,488
Deferred income tax liability	3,967	3,967
Line of credit—Leucadia National Corporation	—	29,000

Total liabilities	36,810	35,590

STOCKHOLDERS' EQUITY:
Common stock, par value $.01, 80,000,000 shares authorized, 37,415,500 shares issued and 37,395,649 shares outstanding at June 30, 2002 and December 31, 2001, respectively	374	374
Capital in excess of par value	82,869	82,869
Accumulated deficit	(52,281)	(52,834)
Treasury stock at cost, 19,851 shares at June 30, 2002 and December 31, 2001	(19)	(19)
Accumulated other comprehensive loss	(1,260)	(5,539)

Total stockholders' equity	29,683	24,851

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,493	$60,441

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Thousands of dollars)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
OPERATING ACTIVITIES:
Net income (loss)	$553	$(1,001)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Equity in loss of unconsolidated affiliate	280	232
Restricted stock grant	—	41
Deferred income taxes	—	82
Depreciation, depletion and amortization	15	407
Bankruptcy recovery	(298)	—
Amortization of premium on investment securities	—	3
Gain on sale of assets	(575)	(100)
Changes in operating assets and liabilities:
Gold bullion held for sale	215	105
Receivables	(160)	1,094
Inventories	356	432
Other assets	58	86
Restricted cash	159	(720)
Deferred revenue	—	(365)
Accounts payable and other accrued liabilities	(64)	(792)
Mine closure and reclamation liabilities	284	157

Total adjustments	270	662

Net cash provided (used) by operating activities	823	(339)

INVESTING ACTIVITIES:
Additions to mining properties, plant and mine development	(1,802)	(2,695)
Proceeds from sale of assets	575	176
Proceeds from sale of investment securities	—	605
Purchase of investment securities	(748)	—
Investment in unconsolidated affiliate	—	(250)

Net cash used by investing activities	(1,975)	(2,164)

FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreement—Leucadia National Corp.	1,000	3,700
Increase in other assets	(211)	—

Net cash provided by financing activities	789	3,700

EFFECT OF EXCHANGE RATES ON CASH	(18)	20

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(381)	1,217
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,365	999

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$984	$2,216

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$11	$9
Income taxes paid, net	$3	$—

The accompanying notes are an integral part of the interim consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

For the six months ended June 30, 2002 and 2001

(Thousands of dollars except per share data)

	Common Stock $0.01 Par Value	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
January 1, 2001	$373	$82,773	$(49,655)	—	$(3,823)	$29,668
Net loss			(1,001)			(1,001)
Other comprehensive loss:
Net change in unrealized foreign exchange loss					(3,489)	(3,489)

Comprehensive loss						(4,490)

Restricted stock grant	1	41				42

June 30, 2001	$374	$82,814	$(50,656)	$—	$(7,312)	$25,220

January 1, 2002	$374	$82,869	$(52,834)	$(19)	$(5,539)	$24,851
Net income			553			553
Other comprehensive income:
Net change in unrealized gain on investments					8	8
Net change in unrealized foreign exchange loss					4,271	4,271

Comprehensive income						4,832

June 30, 2002	$374	$82,869	$(52,281)	$(19)	$(1,260)	$29,683

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands)

1. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

        The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 10-K"). The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2001 was extracted from the audited consolidated financial statements contained in the 2001 10-K and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.

2. MINING JOINT VENTURE

        The Company owns a 25% undivided interest in the Castle Mountain Venture ("CMV"), which prior to May 2001 operated a gold mine in San Bernardino County, California. During the second quarter of 2001, gold reserves at the mine were exhausted, mining operations ceased, and mine closure and reclamation activities began. Mining closure and reclamation activities continued during the second quarter of 2002. The results for the CMV have been proportionally reflected in the accompanying consolidated financial statements.

        Gold production at the Castle Mountain Mine continued during the second quarter of 2002 as residual gold was recovered from the leach pads during the closure and reclamation phase. Residual gold production is expected to continue into 2003. As part of closure activities at the mine, mining equipment and assets were sold during the first and second quarters of 2002, resulting in a gain on sale of assets of $575.

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

        The principal objective of the partnership is to acquire precious and base metal properties in Peru. Activities during the first six months of 2002 included the acquisition of two properties and mapping and sampling of previously acquired properties. The results of these activities are being evaluated. The Company's share of loss from the partnership for the three and six month periods ended June 30, 2002 was $152 and $280, respectively. The Company's share of loss from the partnership for the three and six month periods ended June 30, 2001 was $125 and $232, respectively.

        On May 29, 2002, the partnership entered into a letter agreement with EVEolution Ventures, Inc., a Canadian-based company, pursuant to which EVEolution Ventures will acquire all outstanding limited partnership interests and all outstanding shares of Bear Creek Mining Company in exchange for shares in EVEolution. If this transaction is completed, the Company will be a minority shareholder of EVEolution.

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

        In May 2002, the Department of Environment of the Regional Government of Andalusia, Spain issued a positive Declaration of Environmental Impact for the Las Cruces project. Receipt of the positive declaration is a key milestone in the project's permitting process and indicates the government's environmental approval of the project. The positive declaration is also a prerequisite for the regional government to issue a mining concession and allows the regional water authority to finalize the processing of the water permit applications. The mining concession will give the Company the mining rights and access to all the necessary utilities required to develop the project. The Company expects all necessary operating permits to be granted by the end of 2002.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Gold sales	$1,131	$2,833	$2,602	$3,803
Mining services	—	289	—	1,729
Corporate and eliminations	—	(72)	—	(432)

Total revenue	$1,131	$3,050	$2,602	$5,100

Gross profit (loss):
Gold sales	$668	$(77)	$997	$237
Mining services	—	(127)	—	(18)
Corporate and eliminations	—	—	—	—

Total gross profit (loss)	$668	$(204)	$997	$219

6. RELATED PARTY TRANSACTIONS

        Interest and commitment fees paid to Leucadia under the Credit Facility for the three and six month periods ended June 30, 2002 were approximately $360 and $710, respectively, compared to $491 and $1,021 for the same periods in 2001. Capitalized interest relating to the Las Cruces project for the three and six month periods ended June 30, 2002 was approximately $355 and $699 respectively, compared to $487 and $1,012 for the same periods in 2001. At June 30, 2002, the Company had outstanding borrowings under the Credit Facility of $30 million. Loans outstanding under the Credit Facility, which are due January 2, 2003, bear interest equal to the prime rate and interest and commitment fees are payable quarterly. The prime rate at June 30, 2002 was 4.75%.

7. LEGAL CONTINGENCIES

        The Company is subject to various litigation which arises in the course of its business. Based on discussions with counsel, management is of the opinion that such litigation will have no material adverse effect on the consolidated financial position of the Company, its consolidated results of operations or liquidity.

8. INCOME TAX PROVISION

        Due to past net operating losses, the Company has recorded a gross deferred tax asset of approximately $18,400 as of June 30, 2002. The Company has also recorded a valuation allowance against a substantial portion of this asset, resulting in a deferred tax asset of $1,600. Deferred tax liabilities are partly offset by this deferred tax asset, resulting in a net deferred tax liability of $3,967. A portion of the net operating losses was used to offset income generated during the three and six months ended June 30, 2002.

9. BANKRUPTCY RECOVERY

        As part of a court approved bankruptcy settlement, unsecured creditors of Washington Group International, Inc. ("Washington Group") will receive 15% of the common stock of Washington Group. As an unsecured creditor, in the second quarter of 2002 the Company received an initial distribution of 13,889 shares and warrants to purchase an additional 23,667 shares in Washington Group, with a combined market value of $298. The Company recorded this amount as income in the second quarter. The securities are classified as available for sale and any unrealized gains and losses are reflected as a component of other comprehensive income.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The following is a summary of accumulated other comprehensive income (loss) at June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001
Net unrealized gains on investments	$8	$—
Net unrealized foreign exchange losses	(1,268)	(5,539)

	$(1,260)	$(5,539)

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

        We forecast that the Las Cruces project will be a low cost producer, with an operating cash cost per pound of copper produced estimated to average $0.33, based on the feasibility study relating to the project. Based on an assumed copper price of $0.80 per pound, we believe the Las Cruces project will have the potential for strong margins and after-tax internal rate of return, assuming that we fund 70% of the project's capital expenditures through debt financing. As of August 5, 2002, the spot price for copper was approximately $0.67 per pound. However, based on historical fluctuations in copper prices, which have ranged from a high of $1.60 in 1989 to a low of $0.59 in 2001, we believe $0.80 per pound is a reasonable price for purposes of estimating the internal rate of return of the project.

        Our forecasts regarding the Las Cruces project are subject to a number of risks and uncertainties. Actual results could differ materially from our forecasts as a result of our need for financing, potential delays in development of the Las Cruces project, the imprecision of estimates, the uncertainty of government subsidies, uncertainties associated with closure guarantees or other requirements that may be imposed by the Spanish government, volatility of copper prices and other factors, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward Looking Information."

        In June and July 2001, we submitted subsidy applications to central and regional governments in Spain. During the second half of 2002, we expect these governments to indicate the amount of subsidies they will recommend for grant, if any. If the total subsidies recommended for grant exceed 50 million euros, or approximately $49 million, the subsidies must be approved by a commission of the European Union.

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

        In May 2002, the Department of Environment of the Regional Government of Andalusia, Spain issued a positive Declaration of Environmental Impact for the Las Cruces project. Receipt of the positive declaration is a key milestone in the project's permitting process and indicates the government's environmental approval of the project. The positive declaration is also a prerequisite for the regional government to issue a mining concession and allows the regional water authority to finalize the processing of the water permit applications. The mining concession will give us the mining rights and access to all the necessary utilities required to develop the project. We expect all necessary operating permits to be granted by the end of 2002. While we believe that we will receive the necessary permits, we could encounter unexpected difficulties or delays. Therefore, we cannot assure you that we will receive them on a timely basis or at all.

        We need to purchase 1,174 hectares, or approximately 4.5 square kilometers, of land and associated rights-of-way to complete the final processing of certain of our water permit applications. If negotiations with a landowner are unsuccessful, we will initiate proceedings to cause the regional government to expropriate that land. Expropriation is commonly used in Spain, in accordance with government laws. Land acquisition activities are expected to begin once the necessary permits are granted and to take approximately nine months to complete. Construction and mine development can begin before all land acquisition is finalized.

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

        Since our acquisition of the Las Cruces project, we have focused our efforts primarily on developing the project into a low cost, environmentally responsible copper mine. We have given environmental considerations high priority in project design and development at the Las Cruces project. Waste dumps will be continually contoured and reclaimed to enhance the appearance of the Las Cruces project. Protection of the area's water resources affected by the mine has been carefully studied and planned. Water Management Consultants, a hydrological engineering and design company, developed the water management plan, including the extraction system for dewatering the overlying sandstone aquifer and re-injection into the aquifer. Water needed to process the ore will be pumped 15 kilometers from a sewage processing plant and treated before use.

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

        We are evaluating various financing alternatives for projected costs and expenses associated with the Las Cruces project. We will not be able to fund the project solely from debt financing. We will need to raise a significant amount of the funds from equity investors, which we are considering doing through a subscription rights offering to our existing stockholders. In such a rights offering, our stockholders would receive the right to purchase additional shares of our common stock on a pro rata basis. We believe that a rights offering is an excellent way to raise equity capital because it provides our stockholders with the opportunity to avoid dilution by participating in the issuance of shares of our common stock on a pro rata basis. Although we believe that a rights offering is a viable option, we cannot assure you that we will actually commence a rights offering or that, if commenced, such a rights offering will be successful. If we commence a rights offering, we do not expect to do so until the key water permits have been obtained for the Las Cruces project.

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

Results of Operations

        Gold Production.    Our attributable share of gold production from the Castle Mountain Venture for the three and six month periods ended June 30, 2002 was 4,896 ounces and 8,812 ounces, respectively, compared to 5,260 ounces and 11,799 ounces for the three and six month periods ended June 30, 2001. This represents a decrease in production of 7% for the three month period and 25% for the six month period, compared to the same periods in 2001. The decrease in production is due to the completion of mining activities at the Castle Mountain Mine in May 2001. Future gold production will continue to decline as residual gold is recovered from the leach pads during the closing and reclamation phase at the mine. Residual gold production is expected to end in 2003.

        Product sales revenue for the three and six month periods ended June 30, 2002 was $1.1 million and $2.6 million, respectively, compared to $2.8 million and $3.8 million, respectively, for the same periods in 2001. Product sales revenue for the three and six month periods ended June 30, 2001 includes the recognition of $0.18 million and $0.36 million of deferred revenue. During the three and six month periods ended June 30, 2002, no ounces of gold were sold under forward sales contracts and 3,420 and 8,470 ounces of gold, respectively, were sold on the spot market. During the three and six month periods ended June 30, 2001, 2,000 and 2,900 ounces of gold, respectively were sold under forward sales contracts and 7,700 and 9,700 ounces of gold, respectively, were sold on the spot market. Future product sales revenue will decline as residual gold production decreases during the reclamation and closure phase at the Castle Mountain Mine.

        There was no revenue from mining services for the three and six month periods ended June 30, 2002, compared to $0.2 million and $1.3 million, respectively, for the three and six month periods ended June 30, 2001. As a result of the completion of mining activities at the Castle Mountain Mine in May 2001, there will be no future mining services revenue from the mine.

        Forward Sales Activity.    For the six month period ended June 30, 2002, the average price realized per ounce of gold was $301, compared to $273 per ounce for the six months ended June 30, 2001. The average spot price for the six month period ended June 30, 2002 was $302 per ounce. We had no ounces of gold sold under forward sales contracts as of June 30, 2002. While we have used forward sales contracts in the past, we expect that our gold sales from residual production at the Castle Mountain Mine will be made primarily at spot prices.

        Gross Profit.    We recognized a gross profit from product sales for the three and six month periods ended June 30, 2002 of $0.7 million and $1.0 million, compared to a gross loss of $0.08 million and a gross profit of $0.2 million, respectively, for the same periods in 2001. The higher gross profit in 2002 is due to higher realized gold prices and lower production costs. Future gross profit should decline as residual gold production decreases at the Castle Mountain Mine.

        There was no gross profit from contract mining operations for the three and six month periods ended June 30, 2002, compared to gross losses from contract mining operations of $0.1 million and $0.02 million for the same periods in 2001. Mining operations were completed at the Castle Mountain Mine in 2001.

        Exploration Costs.    Exploration costs for the three and six month periods ended June 30, 2002 were $0.15 million and $0.24 million, respectively, compared to $0.22 million and $0.4 million, respectively, for the three and six month periods ended June 30, 2001. The decrease in expenditures is due to the absence of drilling activities in 2002 on properties being evaluated. During the six months ended June 30, 2002, we focused our exploration efforts on exploration programs in Nevada and Spain.

        General and Administrative Expenses.    General and administrative expenses increased 1% and decreased 33%, respectively, for the three and six month periods ended June 30, 2002, compared to the same periods in 2001. The higher expenses in the six month period ended June 30, 2001 were due to legal and non-recurring payroll related costs.

        Gain on Sale of Assets.    As part of closure activities at the Castle Mountain Mine, mining equipment and assets were sold during the six month periods ended June 30, 2002 and 2001, resulting in a gain on sale of assets for these periods of $0.6 million and $0.1 million, respectively.

        Unconsolidated Affiliate.    In July 2000, we became a limited partner in Peru Exploration Venture LLLP. The general partner is Bear Creek Mining Company. The principal objective of the partnership is to acquire precious and base metal properties in Peru. We account for this investment using the equity method of accounting. Our commitment to the partnership is $1.0 million over a two-year period, which we fully funded as of December 31, 2001. Our share of loss from the partnership for the three and six month periods ended June 30, 2002 was $0.2 million and $0.3 million, respectively. Our share of loss from the partnership for the three and six month periods ended June 30, 2001 was $0.1 million and $0.2 million, respectively.

        On May 29, 2002, the partnership entered into a letter agreement with EVEolution Ventures, Inc., a Canadian-based company, pursuant to which EVEolution Ventures will acquire all outstanding limited partnership interests and all outstanding shares of Bear Creek Mining Company in exchange for shares in EVEolution. If this transaction is completed, we will be a minority shareholder of EVEolution.

        Litigation Settlement.    During the three and six month periods ended June 30, 2001, we recognized a gain on litigation settlement of $0.6 million after deducting related legal expenses.

        Bankruptcy Recovery.    As part of a court approved bankruptcy settlement, unsecured creditors of Washington Group International, Inc. will receive 15% of the common stock of Washington Group. As an unsecured creditor, in the second quarter of 2002 we received an initial distribution of 13,889 shares and warrants to purchase an additional 23,667 shares in Washington Group, with a combined market value of $0.3 million. We recorded this amount as income in the second quarter. The securities are classified as available for sale and any unrealized gains and losses are reflected as a component of other comprehensive income.

        Income Tax Provision.    Due to past net operating losses, we have recorded a gross deferred tax asset of approximately $18.4 million as of June 30, 2002. We have also recorded a valuation allowance against a substantial portion of this asset, resulting in a deferred tax asset of $1.6 million. Deferred tax liabilities are partly offset by this deferred tax asset, resulting in a net deferred tax liability of $4.0 million. A portion of the net operating losses was used to offset income generated during the three and six months ended June 30, 2002.

Liquidity and Capital Resources

        Our principal sources of funds are our cash and cash equivalents, cash generated from residual gold production at the Castle Mountain Mine and our credit facility. At June 30, 2002, we had cash and cash equivalents of $1.0 million and gold bullion of $0.2 million, representing a decrease in cash and cash equivalents and gold bullion of $0.6 million from December 31, 2001. We expect that our cash and cash equivalents and available borrowings under our credit facility will be sufficient to cover operating expenses through 2002. However, we will need additional funding for development costs at the Las Cruces project, including land acquisition and basic engineering costs. We estimate that the capital cost will be approximately $290 million to bring the Las Cruces project into production.

        Until May 2001, our revenues came from two sources: contract mining at the Castle Mountain Mine and the sale of gold from the mine. Since the completion of mining activities at the Castle Mountain Mine in May 2001, our only source of revenue has been sales of residual gold recovered from the leach pads during the closure and reclamation phase at the mine. Based on our current operations, expected overhead expenses and exploration costs, we will not have significant positive cash flow from operations until production of refined copper begins at the Las Cruces project.

        Net cash provided by operating activities was $0.8 million for the six months ended June 30, 2002 compared to net cash used of $0.3 million for the same period in 2001. The increase in cash from operations during the first half of 2002 compared to the same period in 2001 is due primarily to higher realized gold prices, lower production costs and decreased exploration and general and administrative expenditures. We expect that our cash and cash equivalents, operating cash flows and available borrowings on our credit agreement will be sufficient to cover operating expenses into 2003. However, our cash resources will not be sufficient to cover all projected costs and expenses necessary to commence mining at the Las Cruces project. Basic engineering and land acquisition activities are scheduled to begin at the project once the required permits have been granted. We will require financing in order to proceed with basic engineering and land acquisition activities.

        In March 1998, we entered into a $20 million credit facility with Leucadia National Corporation. Effective March 1, 2000, the credit facility was amended to increase the amount of the facility to $30 million. Effective April 1, 2001, the credit facility was amended to extend the expiration to July 1, 2002. Effective July 1, 2001, the credit facility was amended to increase the amount of the facility to $35 million and to extend the expiration to January 2, 2003. Leucadia may terminate the credit facility on December 15 of any year, provided Leucadia notifies us of the termination prior to September 15 of that year. Leucadia has indicated that it does not intend to exercise this early termination right in 2002. At June 30, 2002, we had outstanding borrowings under the credit facility of $30 million. Loans outstanding under the credit facility bear interest equal to the prime rate and interest and commitment fees are payable quarterly. The prime rate at June 30, 2002 was 4.75%.

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

        We are exploring various financing alternatives for projected costs and expenses associated with the Las Cruces project. In addition, we will need to repay our credit facility. We will not be able to fund the project and repay the credit facility solely from debt financing. We will need to raise a significant amount of the funds from equity investors, which we are considering doing through a subscription rights offering to our existing stockholders. Although we believe that a rights offering is a viable option, we cannot assure you that we will actually commence a rights offering or that, if commenced, such a rights offering will be successful. If we commence a rights offering, we do not expect to do so until the key water permits have been obtained for the Las Cruces project. Since this may not happen by the end of this year and our credit facility expires on January 2, 2003, we will likely have to seek an extension of the term of the credit facility from Leucadia. If we are unable to obtain an extension from Leucadia, we may need to seek alternative financing, which may not be available on favorable terms, if at all.

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

        Additions to mining properties, plant and mine development totaled $1.8 million for the six months ended June 30, 2002, compared to $2.7 million for the same period in 2001. For all periods presented, additions to mining properties, plant and mine development consisted of: (1) mine development expenditures; (2) construction expenditures for buildings, machinery, plant and equipment; and (3) expenditures for mobile mining service equipment. Development costs incurred at the Las Cruces project, including interest and the costs of a feasibility study, are capitalized and are reflected as investing activities in our consolidated statements of cash flows. The principal source of funds that we used to fund project development at the Las Cruces project was our credit facility with Leucadia.

        Upon completion of production at a mine, we must make expenditures for reclamation and closure of the mine. We provide for future reclamation and mine closure liabilities on a units-of-production basis. At June 30, 2002, we had accrued $2.0 million for these costs, including $1.8 million for the Castle Mountain Mine. In addition to the accruals, we and Viceroy Resource Corporation, the owner of the remaining 75% interest in the Castle Mountain Venture, have deposited cash, including proceeds from the sale of plant and equipment, in a separate fund to cover future reclamation costs at the venture properties. Our contributions to this fund totaled $2.0 million at June 30, 2002. We review the adequacy of our reclamation and mine closure liabilities in light of current laws and regulations and adjust our liabilities as necessary.

        In October 1998, we announced a share repurchase program. Our board of directors authorized the repurchase of up to 2 million shares. As of August 5, 2002, we had repurchased 173,700 shares under the repurchase program.

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

Gold Price Risk

        The results of our operations from residual gold production at the Castle Mountain Mine are affected significantly by the market price of gold. Gold prices are influenced by numerous factors over which we have no control, including expectations with respect to the rate of inflation, the relative strength of the United States dollar and other currencies, interest rates, global or regional political or economic crises, demand for gold for jewelry and industrial products and sales by holders and producers of gold in response to these factors. In the past we have entered into option contracts and forward sales contracts to establish a minimum selling price on some of the ounces of gold that we produce. We do not enter into option or sales contracts for the purpose of speculative trading. Our current policy provides for the use of forward sales contracts for up to 80% of the remaining residual production at the Castle Mountain Mine. However, we expect to sell the remaining production primarily at spot prices at various times. At June 30, 2002, we had no ounces of gold sold under forward sales contracts.

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

Interest Rate Risk

        At June 30, 2002, we had borrowed $30 million under our credit facility with Leucadia National Corporation. The credit facility carries a variable interest rate equal to the prime rate. At June 30, 2002, the prime rate was 4.75%. The credit facility will expire on January 2, 2003, unless terminated earlier. Leucadia may terminate the credit facility on December 15 of any year, provided Leucadia notifies us of the termination before September 15 of that year. Leucadia has indicated that it does not intend to exercise this early termination right in 2002. We have not undertaken any hedging activities with respect to the credit facility.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 23, 2002, we held our annual meeting of stockholders in Salt Lake City, Utah. The first item of business was the election of two directors. The votes were tabulated as follows: Thomas E. Mara received 36,456,484 votes and 7,629 votes were withheld; and James P. Miscoll received 36,456,484 votes and 7,629 votes were withheld. Five directors who were not up for re-election continue to serve as directors: Ian M. Cumming, G. Frank Joklik, H. E. Scruggs, Robert S. Shriver and Joseph S. Steinberg. The second item of business was a proposal to ratify the selection of PricewaterhouseCoopers LLP as independent accountants to audit our consolidated financial statements for the year ending December 31, 2002. The votes were tabulated as follows: 36,370,576 were cast for, 33,000 were cast against, and 60,600 abstained. The third item of business was a proposal to amend our certificate of incorporation to increase the authorized shares of our common stock from 80 million to 380 million. The votes were tabulated as follows: 36,353,558 were cast for, 100,418 were cast against, and 10,200 abstained. We will not amend our certificate of incorporation unless we commence a subscription rights offering to our existing stockholders, which we do not expect to do before the fourth quarter of 2002, if at all.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are filed with this report:

  99.1
  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2
  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarabanes-Oxley Act of 2002.

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

MK GOLD COMPANY
/s/ JOHN C. FARMER John C. Farmer Chief Financial Officer and Secretary (Authorized Signatory and Principal Financial and Accounting Officer)

Date: August 14, 2002

INDEX TO EXHIBITS

Exhibits
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarabanes-Oxley Act of 2002.

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
MK GOLD COMPANY CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Thousands of dollars except per share data)
MK GOLD COMPANY CONSOLIDATED BALANCE SHEETS (Thousands of dollars except per share data)
MK GOLD COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Thousands of dollars)
MK GOLD COMPANY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) For the six months ended June 30, 2002 and 2001 (Thousands of dollars except per share data)
MK GOLD COMPANY NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (All dollar amounts in thousands)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Results of Operations
Liquidity and Capital Resources
Cautionary Statement for Forward Looking Information
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Copper Price Risk
Gold Price Risk
Foreign Currency Exchange Rate Risk
Interest Rate Risk
PART II. OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS