Form 10-Q
period 2002-09-30
MK GOLD CO
filed 2002-11-13
CIK 913586

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        On November 8, 2002, there were 37,395,649 outstanding shares of the registrant's common stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        You should read the following unaudited interim consolidated financial statements and the accompanying notes together with our Annual Report on Form 10-K for the year ended December 31, 2001. Our 2001 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three and nine month periods ended September 30, 2002 with the same periods in 2001.

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Thousands of dollars except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUE:
Product sales	$1,506	$1,346	$4,108	$5,149
Mining services	—	—	—	1,297

Total revenue	1,506	1,346	4,108	6,446
OPERATING EXPENSES:
Product sales	468	1,275	2,073	4,841
Mining services	—	43	—	1,358

Total operating expenses	468	1,318	2,073	6,199
GROSS PROFIT	1,308	28	2,035	247
Exploration costs	(226)	(187)	(469)	(591)
General and administrative expenses	(451)	(650)	(1,273)	(1,885)

INCOME (LOSS) FROM OPERATIONS	361	(809)	293	(2,229)
Gain (loss) on disposal of assets	(885)	(6)	(310)	94
Equity in loss of unconsolidated affiliate	(21)	(210)	(301)	(442)
Litigation settlement	—	—	—	566
Bankruptcy recovery, net	20	—	318	—
Investment income and dividends, net	22	43	64	119
Interest expense	(4)	(7)	(15)	(16)

Income (loss) before income taxes	(507)	(989)	49	(1,908)
Income tax provision	—	(28)	(3)	(110)
Net income (loss)	$(507)	$(1,017)	$46	$(2,018)

Basic and diluted income (loss) per common share	$(0.01)	$(0.03)	$0.00	$(0.05)
Basic and diluted weighted average shares used to compute income (loss) per common share	37,395,649	37,357,500	37,395,649	37,342,802

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars except per share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,387	$1,365
Investments—available for sale	248	—
Gold bullion held for sale	91	401
Receivables	275	241
Inventories:
Ore and in process	67	441
Materials and supplies	57	60
Other	89	135

Total current assets	2,214	2,643

Mining properties, plant and mine development, net	61,633	56,036
Investment in unconsolidated affiliate	—	301
Restricted investment securities	1,498	750
Restricted cash	565	711
Other assets	211	—

TOTAL ASSETS	$66,121	$60,441

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$338	$746
Current portion of mine closure and reclamation liabilities	406	188
Other accrued liabilities	324	201

Total current liabilities	1,068	1,135

Mine closure and reclamation liabilities	1,540	1,488
Deferred income tax liability	3,967	3,967
Line of credit—Leucadia National Corporation	30,900	29,000

Total liabilities	37,475	35,590

STOCKHOLDERS' EQUITY:
Common stock, par value $.01, 80,000,000 shares authorized, 37,415,500 shares issued and 37,395,649 shares outstanding at September 30, 2002 and December 31, 2001	374	374
Capital in excess of par value	82,869	82,869
Accumulated deficit	(52,788)	(52,834)
Treasury stock at cost, 19,851 shares at September 30, 2002 and December 31, 2001	(19)	(19)
Accumulated other comprehensive loss	(1,790)	(5,539)

Total stockholders' equity	28,646	24,851

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,121	$60,441

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Thousands of dollars)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
OPERATING ACTIVITIES:
Net income (loss)	$46	$(2,018)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity in loss of unconsolidated affiliate	301	442
Restricted stock grant	—	41
Deferred income taxes	—	110
Depreciation, depletion and amortization	23	558
Bankruptcy recovery	(365)	—
Amortization of premium on investment securities	—	4
(Gain) loss on disposal of assets	310	(94)
Changes in operating assets and liabilities:
Gold bullion held for sale	310	312
Receivables	(34)	1,037
Inventories	377	605
Other current assets	46	95
Restricted cash	146	(1,005)
Deferred revenue	—	(485)
Accounts payable and other accrued liabilities	(285)	(730)
Mine closure and reclamation liabilities	270	323

Total adjustments	1,099	1,213

Net cash provided (used) by operating activities	1,145	(805)

INVESTING ACTIVITIES:
Additions to mining properties, plant and mine development	(2,696)	(3,738)
Proceeds from disposal of assets	583	182
Proceeds from sale of investment securities	—	854
Purchase of restricted investment securities	(748)	—
Investment in unconsolidated affiliate	—	(250)

Net cash used by investing activities	(2,861)	(2,952)

FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreement—Leucadia National Corp.	1,900	4,200
Increase in other assets	(211)	—

Net cash provided by financing activities	1,689	4,200

EFFECT OF EXCHANGE RATES ON CASH	49	(61)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22	382
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,365	999

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$1,387	$1,381

Interest paid	$15	$9
Income taxes paid, net	$3	$—

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
For the nine months ended September 30, 2002 and 2001
(Thousands of dollars except per share data)

	Common Stock $0.01 Par Value	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
January 1, 2001	$373	$82,773	$(49,655)	—	$(3,823)	$29,668
Net loss			(2,018)			(2,018)
Other comprehensive loss:
Net change in unrealized foreign exchange loss					(1,063)	(1,063)
Comprehensive loss						(3,081)
Restricted stock grant	1	41				42

September 30, 2001	$374	$82,814	$(51,673)	$—	$(4,886)	$26,629

January 1, 2002	$374	$82,869	$(52,834)	$(19)	$(5,539)	$24,851
Net income			46			46
Other comprehensive income:
Net change in unrealized loss on investments					(117)	(117)
Net change in unrealized foreign exchange loss					3,866	3,866

Comprehensive income						3,795

September 30, 2002	$374	$82,869	$(52,788)	$(19)	$(1,790)	$28,646

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands)

1.    UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

        The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 10-K"). The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2001 was extracted from the audited consolidated financial statements contained in the 2001 10-K and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.

2.    MINING JOINT VENTURE

        The Company owns a 25% undivided interest in the Castle Mountain Venture ("CMV"), which prior to May 2001 operated a gold mine in San Bernardino County, California. During the second quarter of 2001, gold reserves at the mine were exhausted, mining operations ceased, and mine closure and reclamation activities began. Mine closure and reclamation activities continued during the third quarter of 2002. The results for the CMV have been proportionally reflected in the accompanying consolidated financial statements.

        Gold production at the Castle Mountain Mine continued during the third quarter of 2002 as residual gold was recovered from the leach pads during the closure and reclamation phase. Residual gold production is expected to continue at least through the end of 2003.

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

        The Company's share of loss from the partnership for the three and nine month periods ended September 30, 2002 was $21 and $301, respectively. The Company's share of loss from the partnership for the three and nine month periods ended September 30, 2001 was $210 and $442, respectively.

        On May 29, 2002, the partnership entered into a letter agreement with EVEolution Ventures, Inc., a Canadian-based company, pursuant to which EVEolution Ventures agreed to acquire all outstanding limited partnership interests and all outstanding shares of Bear Creek Mining Company in exchange for shares of EVEolution. If this transaction is completed, the Company will be a minority shareholder of EVEolution.

4.    PROJECT DEVELOPMENT

        The Company, through its wholly owned subsidiary Cobre Las Cruces, S.A., owns the exploration and mineral rights to the Las Cruces project, a development stage copper project in the Pyrite Belt of Spain. The Las Cruces project was acquired by the Company on September 1, 1999 when the Company acquired Cobre Las Cruces, formerly known as Riomin Exploraciones, S.A., from Rio Tinto plc. All development costs since the date of acquisition, including interest and costs for the feasibility study, have been capitalized. The principal source of funding for project development has been the Company's credit facility with Leucadia National Corporation.

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

        In connection with its review of the Company's mining concession application, the Regional Government of Andalusia has requested the Company to undertake a program of additional geotechnical studies to supplement the information contained in the feasibility study. This work will delay the granting of the mining concession. The Company expects all necessary operating permits to be granted by mid 2003.

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

5.    INDUSTRY SEGMENT INFORMATION

        The Company is not economically dependent on a limited number of customers for the sale of its gold because gold commodity markets are well-developed worldwide. The Company operates primarily in two industry segments, gold sales and copper project. The Company operated in a third industry segment, mining services, through the second quarter of 2001, when mining operations ceased at the Castle Mountain Mine. All of the Company's mining service revenues were derived from the CMV. During 1999, the Company acquired the Las Cruces project, which is a copper project in the development stage.

	Three Months Ended September 30,		Nine Months Ended September 30
	2002	2001	2002	2001
Revenue:
Gold sales	$1,506	$1,346	$4,108	$5,149
Mining services	—	—	—	1,729
Corporate and eliminations	—	—	—	(432)

Total revenue	$1,506	$1,346	$4,108	$6,446

Gross profit (loss):
Gold sales	$1,308	$71	$2,035	$308
Mining services	—	(43)	—	(61)
Corporate and eliminations	—	—	—	—

Total gross profit	$1,308	$28	$2,035	$247

6.    RELATED PARTY TRANSACTIONS

        Effective September 30, 2002, the Company's credit facility with Leucadia National Corporation (the "Credit Facility") was amended to increase the amount of the facility to $40,000 and to extend the expiration to January 2, 2004. Interest and commitment fees paid to Leucadia under the Credit Facility for the three and nine month periods ended September 30, 2002 were approximately $370 and $1,080, respectively, compared to $456 and $1,477 for the same periods in 2001. Capitalized interest relating to the Las Cruces project for the three and nine month periods ended September 30, 2002 was approximately $365 and $1,065 respectively, compared to $454 and $1,466 for the same periods in 2001. At September 30, 2002, the Company had outstanding borrowings under the Credit Facility of $30,900. Loans outstanding under the Credit Facility bear interest equal to the prime rate and interest and commitment fees are payable quarterly. The prime rate at September 30, 2002 was 4.75%.

7.    LEGAL CONTINGENCIES

        The Company is subject to various litigation which arises in the course of its business. Based on discussions with counsel, management is of the opinion that such litigation will have no material adverse effect on the consolidated financial position of the Company, its consolidated results of operations or liquidity.

8.    INCOME TAX PROVISION

        Due to past net operating losses, the Company has recorded a gross deferred tax asset of approximately $18,600 as of September 30, 2002. The Company has also recorded a valuation allowance against a substantial portion of this asset, resulting in a net deferred tax asset of $1,600. Deferred tax liabilities are partly offset by this deferred tax asset, resulting in a net deferred tax liability of $3,967. A portion of the net operating losses was used to offset income generated during the nine months ended September 30, 2002.

9.    BANKRUPTCY RECOVERY

        As part of a court approved bankruptcy settlement, unsecured creditors of Washington Group International, Inc. ("Washington Group") will receive 15% of the common stock of Washington Group. As an unsecured creditor, in the second quarter of 2002, the Company received an initial distribution of 13,889 shares and warrants to purchase an additional 23,667 shares of Washington Group, with a combined market value of $298. The Company recorded this amount as income in the second quarter. In the third quarter of 2002, the Company received an additional distribution of 4,845 shares and warrants to purchase an additional 8,257 shares of Washington Group, with a combined market value of $67. The Company recorded this amount, net of related legal expenses, as income in the third quarter. The securities are classified as available for sale and any unrealized gains and losses are reflected as a component of other comprehensive income.

10.  GAIN (LOSS) ON DISPOSAL OF ASSETS

        As part of closure activities at the Castle Mountain Mine, mining equipment and assets were disposed of during the nine months ended September 30, 2002, resulting in a gain of $566. Proceeds from asset sales have increased the balances in restricted cash and investment securities since year end.

        During the third quarter of 2002, the Company decided not to renew a purchase option on a portion of the land needed to develop the Las Cruces project. Management believes that the purchase price of the option is significantly above the market value of the land and that the Company will be able to acquire the land either through negotiations with the landowner or through expropriation. The Company wrote off the book value of the purchase option as a loss on disposal of assets of $884 in the third quarter.

11.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The following is a summary of accumulated other comprehensive income (loss) at September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001
Net unrealized loss on investments	$(117)	$—
Net unrealized foreign exchange loss	(1,673)	(5,539)
	$(1,790)	$(5,539)

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

        We forecast that the Las Cruces project will be a low cost producer, with an operating cash cost per pound of copper produced estimated to average $0.33, based on the feasibility study relating to the project. Based on an assumed copper price of $0.80 per pound, we believe the Las Cruces project will have the potential for strong margins and after-tax internal rate of return, assuming that we fund 70% of the project's capital expenditures through debt financing. As of November 8, 2002, the spot price for copper was approximately $0.70 per pound. However, based on historical fluctuations in copper prices, which have ranged from a high of $1.60 in 1989 to a low of $0.59 in 2001, we believe $0.80 per pound is a reasonable price for purposes of estimating the internal rate of return of the project.

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

        In June and July 2001, we submitted subsidy applications to central and regional governments in Spain. Upon completing their review of the applications, these governments will indicate the amount of subsidies they will recommend for grant, if any. If the total subsidies recommended for grant exceed 50 million euros, or approximately $49 million, the subsidies must be approved by a commission of the European Union.

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

        In May 2002, the Department of Environment of the Regional Government of Andalusia, Spain issued a positive Declaration of Environmental Impact for the Las Cruces project. Receipt of the positive declaration is a key milestone in the project's permitting process and indicates the government's environmental approval of the project. The positive declaration is also a prerequisite for the regional government to issue a mining concession and allows the regional water authority to finalize the processing of the water permit applications. The mining concession will give us the mining rights and access to all the necessary utilities required to develop the project. In connection with its review of the mining concession application, the Regional Government of Andalusia has requested us to undertake a program of additional geotechnical studies to supplement the information contained in the feasibility study. This work will delay the granting of the mining concession. Nevertheless, we expect all necessary operating permits to be granted by mid 2003. While we believe that we will receive the necessary permits, we could encounter unexpected difficulties or delays. Therefore, we cannot assure you that we will receive them on a timely basis or at all.

        We need to purchase 1,174 hectares, or approximately 4.5 square kilometers, of land and associated rights-of-way to complete the final processing of certain of our water permit applications. If negotiations with landowners are unsuccessful, we will initiate proceedings to cause the regional government to expropriate the land. Expropriation is commonly used in Spain, in accordance with government laws. Land acquisition activities are expected to begin once the necessary permits are granted and to take approximately nine months to complete. Construction and mine development can begin before all land acquisitions are finalized.

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

Results of Operations

        Gold Production.    Our attributable share of gold production from the Castle Mountain Venture for the three and nine month periods ended September 30, 2002 was 3,456 ounces and 12,268 ounces, respectively, compared to 3,298 ounces and 15,097 ounces for the three and nine month periods ended September 30, 2001. This represents an increase in production of 5% for the three month period and a decrease in production of 19% for the nine month period, compared to the same periods in 2001. The decrease in production for the nine month period is due to the completion of mining activities at the Castle Mountain Mine in May 2001. Future gold production will continue to decline as residual gold is recovered from the leach pads during the closing and reclamation phase at the mine. Residual gold production is expected to continue at least through the end of 2003.

        Sales Activity.    Product sales revenue for the three and nine month periods ended September 30, 2002 was $1.5 million and $4.1 million, respectively, compared to $1.3 million and $5.1 million, respectively, for the same periods in 2001. The increase in revenue for the three month period is primarily due to higher realized gold prices. The decrease in revenue for the nine month period is due to declining gold production, partially offset by higher realized gold prices. Product sales revenue for the three and nine month periods ended September 30, 2001 includes the recognition of $0.2 million and $0.5 million of deferred revenue. Future product sales revenue will decline as residual gold production decreases during the reclamation and closure phase at the Castle Mountain Mine.

        During the three and nine month periods ended September 30, 2002, no ounces of gold were sold under forward sales contracts and 4,770 and 13,240 ounces of gold, respectively, were sold on the spot market. During the three and nine month periods ended September 30, 2001, 4,300 and 7,200 ounces of gold, respectively, were sold under forward sales contracts and 9,700 ounces of gold were sold on the spot market during the nine month period. We had no ounces of gold sold under forward sales contracts as of September 30, 2002. While we have used forward sales contracts in the past, we expect that our gold sales from residual production at the Castle Mountain Mine will be made primarily at spot prices.

        For the nine month period ended September 30, 2002, the average price realized per ounce of gold was $306, compared to $276 per ounce for the nine months ended September 30, 2001. The average spot price for the nine month period ended September 30, 2002 was $306 per ounce.

        There was no revenue from mining services for the nine month period ended September 30, 2002, compared to $1.3 million for the nine month period ended September 30, 2001. As a result of the completion of mining activities at the Castle Mountain Mine in May 2001, there will be no future mining services revenue from the mine.

        Gross Profit.    We recognized a gross profit from product sales for the three and nine month periods ended September 30, 2002 of $1.0 million and $2.0 million, respectively, compared to a gross profit of $0.1 million and $0.3 million, respectively, for the same periods in 2001. The higher gross profit in 2002 is due to higher realized gold prices and lower production costs. Future gross profit will decline as residual gold production decreases at the Castle Mountain Mine.

        There was no gross profit from contract mining operations for the three and nine month periods ended September 30, 2002, compared to gross losses from contract mining operations of $0.04 million and $0.06 million for the same periods in 2001. Mining operations were completed at the Castle Mountain Mine in 2001.

        Exploration Costs.    Exploration costs for the three and nine month periods ended September 30, 2002 were $0.2 million and $0.5 million, respectively, compared to $0.2 million and $0.6 million, respectively, for the three and nine month periods ended September 30, 2001. The decrease in expenditures is due to fewer properties being evaluated. During the nine months ended September 30, 2002, we focused our exploration efforts on exploration programs in Nevada and Spain.

        General and Administrative Expenses.    General and administrative expenses decreased 31% and 32%, respectively, for the three and nine month periods ended September 30, 2002, compared to the same periods in 2001. The lower expenses in the three and nine month periods ended September 30, 2002 were due to higher legal and non-recurring payroll related costs in the 2001 periods.

        Gain (Loss) on Disposal of Assets.    As part of closure activities at the Castle Mountain Mine, mining equipment and other assets were disposed of during the nine months ended September 30, 2002, resulting in a gain of $0.6 million. Proceeds from asset sales have increased the balances in restricted cash and investment securities since year end.

        During the third quarter of 2002, we decided not to renew a purchase option on a portion of the land needed to develop the Las Cruces project. Our management believes that the purchase price of the option is significantly above the market value of the land and that we will be able to acquire the land either through negotiations with the landowner or through expropriation. We wrote off the book value of the purchase option as a loss on disposal of assets of $0.9 million in the third quarter.

        Unconsolidated Affiliate.    In July 2000, we became a limited partner in Peru Exploration Venture LLLP. The general partner is Bear Creek Mining Company. The principal objective of the partnership is to acquire precious and base metal properties in Peru. We account for this investment using the equity method of accounting. Our commitment to the partnership is $1.0 million over a two-year period, which we fully funded as of December 31, 2001. Our share of loss from the partnership for the three and nine month periods ended September 30, 2002 was $0.02 million and $0.3 million, respectively. Our share of loss from the partnership for the three and nine month periods ended September 30, 2001 was $0.2 million and $0.4 million, respectively.

        On May 29, 2002, the partnership entered into a letter agreement with EVEolution Ventures, Inc., a Canadian-based company, pursuant to which EVEolution Ventures agreed to acquire all outstanding limited partnership interests and all outstanding shares of Bear Creek Mining Company in exchange for shares of EVEolution. If this transaction is completed, we will be a minority shareholder of EVEolution.

        Litigation Settlement.    During the nine month period ended September 30, 2001, we recognized a gain on litigation settlement, with Washington Group International, Inc. (formerly known as Morrison Knudsen Corporation), of $0.6 million after deducting related legal expenses.

        Bankruptcy Recovery.    As part of a court approved bankruptcy settlement, unsecured creditors of Washington Group International, Inc. will receive 15% of the common stock of Washington Group. As an unsecured creditor, in the second quarter of 2002, we received an initial distribution of 13,889 shares and warrants to purchase an additional 23,667 shares of Washington Group, with a combined market value of $0.3 million. We recorded this amount as income in the second quarter. In the third quarter of 2002, we received an additional distribution of 4,845 shares and warrants to purchase an additional 8,257 shares of Washington Group, with a combined market value of $0.1 million. We recorded this amount, net of related legal expenses, as income in the third quarter. The securities are classified as available for sale and any unrealized gains and losses are reflected as a component of other comprehensive income.

        Income Tax Provision.    Due to past net operating losses, we have recorded a gross deferred tax asset of approximately $18.6 million as of September 30, 2002. We have also recorded a valuation allowance against a substantial portion of this asset, resulting in a net deferred tax asset of $1.6 million. Deferred tax liabilities are partly offset by this deferred tax asset, resulting in a net deferred tax liability of $4.0 million. A portion of the net operating losses was used to offset income generated during the nine months ended September 30, 2002.

Liquidity and Capital Resources

        Our principal sources of funds are our cash and cash equivalents, cash generated from residual gold production at the Castle Mountain Mine and our credit facility. At September 30, 2002, we had cash and cash equivalents of $1.4 million and gold bullion of $0.1 million, representing a decrease in cash and cash equivalents and gold bullion of $0.3 million from December 31, 2001. We expect that our cash and cash equivalents and available borrowings under our credit facility will be sufficient to cover operating expenses through 2003. However, we will need additional funding for development costs at the Las Cruces project, including land acquisition and basic engineering costs. We estimate that the capital cost will be approximately $290 million to bring the Las Cruces project into production.

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

        Net cash provided by operating activities was $1.1 million for the nine months ended September 30, 2002 compared to net cash used of $0.8 million for the same period in 2001. The increase in cash from operations during the first nine months of 2002 compared to the same period in 2001 is due primarily to higher realized gold prices, lower production costs and decreased exploration and general and administrative expenditures. We expect that our cash and cash equivalents, operating cash flows and available borrowings on our credit agreement will be sufficient to cover operating expenses through 2003. However, our cash resources will not be sufficient to cover all projected costs and expenses necessary to commence mining at the Las Cruces project. Basic engineering and land acquisition activities are scheduled to begin at the project once the required permits have been granted. We will require financing in order to proceed with basic engineering and land acquisition activities.

        In March 1998, we entered into a $20 million credit facility with Leucadia National Corporation. Effective March 1, 2000, the credit facility was amended to increase the amount of the facility to $30 million. Effective April 1, 2001, the credit facility was amended to extend the expiration to July 1, 2002. Effective July 1, 2001, the credit facility was amended to increase the amount of the facility to $35 million and to extend the expiration to January 2, 2003. Effective September 30, 2002, the credit facility was amended to increase the amount of the facility to $40 million and to extend the expiration to January 2, 2004. Leucadia may terminate the credit facility on December 15 of any year, provided Leucadia notifies us of the termination prior to September 15 of that year. At September 30, 2002, we had outstanding borrowings under the credit facility of $30.9 million. Loans outstanding under the credit facility bear interest equal to the prime rate and interest and commitment fees are payable quarterly. The prime rate at September 30, 2002 was 4.75%. Interest paid to Leucadia under the credit facility for the three and nine month periods ended September 30, 2002 was approximately $0.4 million and $1.1 million, respectively. A substantial portion of these interest payments relates to financing for the Las Cruces project. Interest related to the Las Cruces project is capitalized and is not reflected as interest expense in our consolidated statements of operations. Instead, capitalized interest is added to mining properties, plant and mine development on our consolidated balance sheets.

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

        Additions to mining properties, plant and mine development totaled $2.7 million for the nine months ended September 30, 2002, compared to $3.7 million for the same period in 2001. For all periods presented, additions to mining properties, plant and mine development consisted of: (1) mine development expenditures; (2) construction expenditures for buildings, machinery, plant and equipment; (3) expenditures for mobile mining service equipment; and (4) capitalized interest. Development costs incurred at the Las Cruces project, including interest and the costs of a feasibility study, are capitalized and are reflected as investing activities in our consolidated statements of cash flows. The principal source of funds that we used to fund project development at the Las Cruces project was our credit facility with Leucadia.

        Upon completion of production at a mine, we must make expenditures for reclamation and closure of the mine. We provide for future reclamation and mine closure liabilities on a units-of-production basis. At September 30, 2002, we had accrued $1.9 million for these costs, including $1.8 million for the Castle Mountain Mine. In addition to the accruals, we and Viceroy Resource Corporation, the owner of the remaining 75% interest in the Castle Mountain Venture, have deposited cash, including proceeds from the sale of plant and equipment, in a separate fund to cover future reclamation costs at the venture properties. Our contributions to this fund totaled $2.0 million at September 30, 2002. We review the adequacy of our reclamation and mine closure liabilities in light of current laws and regulations and adjust our liabilities as necessary.

        In October 1998, we announced a share repurchase program. Our board of directors authorized the repurchase of up to 2 million shares. As of November 8, 2002, we had repurchased 173,700 shares under the repurchase program. We did not repurchase any shares during the nine months ended September 30, 2002.

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

Gold Price Risk

        The results of our operations from residual gold production at the Castle Mountain Mine are affected significantly by the market price of gold. Gold prices are influenced by numerous factors over which we have no control, including expectations with respect to the rate of inflation, the relative strength of the United States dollar and other currencies, interest rates, global or regional political or economic crises, demand for gold for jewelry and industrial products and sales by holders and producers of gold in response to these factors. In the past we have entered into option contracts and forward sales contracts to establish a minimum selling price on some of the ounces of gold that we produce. We do not enter into option or sales contracts for the purpose of speculative trading. Our current policy provides for the use of forward sales contracts for up to 80% of the remaining residual production at the Castle Mountain Mine. However, we expect to sell the remaining production primarily at spot prices at various times. At September 30, 2002, we had no ounces of gold sold under forward sales contracts.

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

Interest Rate Risk

        At September 30, 2002, we had borrowed $30.9 million under our credit facility with Leucadia National Corporation. The credit facility carries a variable interest rate equal to the prime rate. At September 30, 2002, the prime rate was 4.75%. The credit facility will expire on January 2, 2004, unless terminated earlier. Leucadia may terminate the credit facility on December 15 of any year, provided Leucadia notifies us of the termination before September 15 of that year. We have not undertaken any hedging activities with respect to the credit facility.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. This information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our principal executive officer and our principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic filings.

Changes in Internal Controls

        There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the foregoing paragraph.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are filed with this report:

10.1	Amendment No. 6 to Credit Agreement, Dated as of September 30, 2002, between MK Gold Company and Leucadia National Corporation.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  No report on Form 8-K was filed during the quarter for which this report is filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MK GOLD COMPANY
/s/ JOHN C. FARMER John C. Farmer Chief Financial Officer and Secretary (Authorized Signatory and Principal Financial and Accounting Officer)
Date: November 13, 2002

CERTIFICATIONS

I, G. Frank Joklik, Chairman of the Board and Chief Executive Officer, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of MK Gold Company;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ G. FRANK JOKLIK G. Frank Joklik Chairman of the Board and Chief Executive Officer

I, John C. Farmer, Chief Financial Officer and Secretary, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of MK Gold Company;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ JOHN C. FARMER John C. Farmer Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibits

10.1	Amendment No. 6 to Credit Agreement, Dated as of September 30, 2002, between MK Gold Company and Leucadia National Corporation.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
MK GOLD COMPANY CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Thousands of dollars except per share data)
MK GOLD COMPANY CONSOLIDATED BALANCE SHEETS (Thousands of dollars except per share data)
MK GOLD COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Thousands of dollars)
MK GOLD COMPANY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) For the nine months ended September 30, 2002 and 2001 (Thousands of dollars except per share data)
MK GOLD COMPANY NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (All dollar amounts in thousands)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS