Form 10-K
period 2002-12-31
MK GOLD CO
filed 2003-03-31
CIK 913586

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2002

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ____ to ____

Commission file number 0-23042

MK GOLD COMPANY

(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-0487047 (I. R. S. employer identification number)

60 East South Temple, Suite 2100
Salt Lake City, Utah 84111
(801) 297-6900

(Address of principal executive offices and telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of June 28, 2002, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant based upon the average bid and asked prices reported for such date on the OTC Bulletin Board was approximately $4,291,280.

The number of shares of the registrant’s common stock outstanding as of March 21, 2003 was 37,395,649.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MK GOLD COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

SIGNATURES	III-13

CERTIFICATIONS	III-14

This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward-Looking Information” and elsewhere in this report. Unless the context otherwise requires, “MK Gold,” “we,” “our” and “us” refer to MK Gold Company.

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

The Las Cruces project is a high-grade copper deposit that is currently undergoing permitting. Las Cruces will be an open pit mine with a hydrometallurgical process plant producing cathode copper. We received a positive Declaration of Environmental Impact from the Regional Government of Andalusia, Spain in May 2002, indicating the government’s environmental approval of the project. The positive declaration is required for the issuance of the mining concession and water permits. We expect to receive the mining concession and initial water permits by mid 2003.

The permitting process and development of the Las Cruces project must be completed before production of refined copper can begin. Although we believe we will obtain the necessary permits for mining at the Las Cruces project, we cannot be certain when we will actually receive them or if we will receive them at all. Subject to adequate funding, we expect to begin final design, construction and mine development in 2004 and copper production in 2006. We have experienced delays in developing the Las Cruces project, and we may experience further delays. These delays may affect the timing of development of the project. These delays also could increase the costs of developing the project, affect the economic viability of the project, or prohibit us from completing development of the project.

Mining and ore crushing operations at the Castle Mountain Mine ended in May 2001 and reclamation activities began in June 2001. Our contract mining operations, which consisted of mining services for the Castle Mountain Venture, also ended in May 2001. Based on our current operations, expected overhead expenses and exploration costs, we will not have positive cash flow from operations before production of refined copper begins at the Las Cruces project.

MK Gold was incorporated in Delaware in 1990. Our principal executive offices are located at Eagle Gate Tower, 60 East South Temple, Suite 2100, Salt Lake City, Utah 84111. Approximately 72.8% of our outstanding stock is owned by Leucadia National Corporation, a New York Stock Exchange-listed company.

Las Cruces Project

On September 1, 1999, we acquired the entire share capital and subordinated debt of Riomin Exploraciones, S.A., from Rio Tinto plc. After this acquisition, we changed the name of Riomin Exploraciones, S.A., to Cobre Las Cruces, S.A. Cobre Las Cruces has permits to investigate four contiguous areas in southwestern Spain, one of which contains the Las Cruces copper deposit. Las Cruces is 20 kilometers northwest of Seville, in an area having a well-developed infrastructure that will support the project’s needs for water, power and transportation.

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

Project Feasibility. Bechtel International, Inc., an international engineering and construction company, completed an independent feasibility study for the Las Cruces project in 2001. The feasibility study incorporated results of an environmental impact study completed by FRASA Ingenieros Consultores, a team of national and international environmental engineering experts based in Madrid.

Based on the feasibility study, we forecast that the Las Cruces project will be a low cost producer, with an operating cash cost per pound of copper estimated to average $0.33. Based on an assumed copper price of $0.80 per pound, we believe the Las Cruces project will have the potential for strong margins and after-tax internal rate of return, assuming that we fund 70% of the project’s capital expenditures through debt financing. As of March 21, 2003, the spot price for copper was approximately $0.76 per pound. However, based on historical fluctuations in copper prices, which have ranged from a high of $1.60 in 1989 to a low of $0.59 in 2001, we believe $0.80 per pound is a reasonable price for purposes of estimating the internal rate of return of the project.

In addition to assumptions regarding copper prices, our analysis of the economic viability of the Las Cruces project is based on estimates regarding the total costs to bring the Las Cruces project into commercial production. These estimates are based largely on the feasibility study, which was completed in 2001. Since that time, we have obtained additional information regarding the expected development costs through the permitting process as well as additional internal analysis. We have identified factors that would increase both expected development costs and operating costs. However, we have also identified potential ways to reduce certain costs contemplated by the feasibility study. It is difficult to predict whether the net effect of the cost increases and potential cost savings will have a significant effect on the expected total costs of development of the Las Cruces project. One key factor affecting development costs, for example, is the exchange rate of the euro relative to the U.S. dollar. The exchange rate fluctuates and we cannot predict what the exchange rates will be over the course of development of the project. We do know, however, that the exchange rate for one U.S. dollar has decreased from approximately 1.138 euros, at the time the feasibility study was completed, to its current level of approximately 0.95 euro. If this trend continues, our actual development costs will likely be higher than our estimates based on the feasibility study.

Our forecasts regarding the Las Cruces project are also subject to a number of other risks and uncertainties. Actual results could differ materially from our forecasts as a result of our need for financing, potential delays in development of the Las Cruces project, the imprecision of estimates, the uncertainty of government subsidies, uncertainties associated with closure guarantees or other requirements that may be imposed by the Spanish government, volatility of copper prices, fluctuations in the value of the euro relative to the U.S. dollar and other factors, including those set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement for Forward Looking Information” and elsewhere in this report.

Permitting, Subsidies and Development Activities. In June and July 2001, we submitted subsidy applications to central and regional governments in Spain. Upon their review of the applications, these governments recommended subsidies of up to 53 million euros, or approximately $56 million as of March 21, 2003, subject to final consideration following European Commission review. Because the recommendation exceeded 50 million euros, it required the approval of the European Commission. The European Commission has reviewed the recommended subsidies and considers them to be compatible with the European Commission Treaty. However, we have not received official notice from the central and regional governments indicating the amount of subsidies, if any, that will be granted.

We submitted initial water permit applications in December 2000 to the regional water authority of the Spanish central government. In March 2001, we submitted to the government of Andalusia a mining concession application accompanied by environmental impact and project feasibility studies. We submitted additional water permit applications in April and May 2001, including a permit application for effluent discharge. We have had frequent and responsive interaction with local, regional and central governments in Spain to resolve technical issues and to facilitate the permitting process.

In May 2002, the Department of Environment of the Regional Government of Andalusia, Spain issued a positive Declaration of Environmental Impact for the Las Cruces project. Receipt of the positive declaration is a key milestone in the project’s permitting process and indicates the government’s environmental approval of the project. The positive declaration is also a prerequisite for the regional government to issue a mining concession and allows the regional water authority to finalize the processing of the water permit applications. The mining concession will give us the mining rights and access to all the necessary utilities required to develop the project. In connection with its review of the mining concession application, the Regional Government of Andalusia requested us to undertake a program of additional geotechnical studies to supplement the information contained in the feasibility study. We have completed these studies. This work has delayed the granting of the mining concession. Nevertheless, we expect the mining concession and initial water permits to be granted by mid 2003. While we believe that we will receive these permits, we could encounter unexpected difficulties or further delays. Therefore, we cannot assure you that we will receive them on a timely basis or at all.

We need to purchase 1,174 hectares, or approximately 4.5 square miles, of land and associated rights-of-way to complete the final processing of some of our additional water permit applications. If negotiations with landowners are unsuccessful, we will initiate proceedings to cause the regional government to expropriate that land. Expropriation is commonly used in Spain, in accordance with government laws. Land acquisition activities are expected to begin once the mining concession and initial water permits are granted. Construction and mine development can begin before all land acquisition is finalized.

Orebody and Reserves. The Las Cruces orebody is hosted by a series of Paleozoic-age sedimentary and volcanic rocks that underlie 15 meters of Tertiary-age sandstones and conglomerates. A layer of Tertiary-age calcareous clay marl, up to 150 meters in depth, overlies the sandstone and conglomerates. The orebody, which has no surface expression, has been delineated by 280 drill holes. The orebody is estimated to be 30 meters thick on average, increasing to 100 meters in some areas, and is approximately 1,000 meters in length. A gold bearing gossan exists above the copper mineralization but has not been evaluated.

The Las Cruces ore reserve consists principally of pyrite enriched with chalcocite, covellite and lesser amounts of chalcopyrite and tetrahedrite. The underlying primary mineralization is of lower grade and consists of pyrite, chalcopyrite, sphalerite and galena. Chalcocite is an ore mineral with a relatively high copper content. Covellite, chalcopyrite and tetrahedrite also contain copper, but at lower concentrations than chalcocite. Pyrite, sphalerite and galena do not contain significant levels of copper.

The table below presents the reserve data for the Las Cruces project as of February 28, 2003.

PROVEN AND PROBABLE RESERVES (1)

Total ore (metric tons)	15,778,000
Waste to ore ratio	11.1:1
Average ore grade (% copper)	5.94
Cut-off grade (% copper)	0.00

Total contained copper (metric tons)	937,344
Total recoverable copper (metric tons)	834,044

______________

   (1)    Reserves are defined as those parts of a mineral deposit that can be economically and legally extracted or produced at the time of determination and are customarily stated in terms of “ore” when dealing with metals. Probable reserves are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are between 50 and 300 feet apart. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity. Reserves were calculated by Independent Mining Consultants, Inc., a mining consulting company. Reserves represent mineable and diluted metric tons and do not reflect losses in the recovery process. The estimates of reserves at February 28, 2003 are based on an assumed copper price of $0.80 per pound. Reserve estimates were determined by use of mapping, drilling, metallurgical testing and other standard evaluation methods generally applied by the mining industry, including computer block modeling. If we had used the three-year historic average copper price of $0.76 per pound, there would not have been a material effect on reserves.

Mining and Plant Design. The Las Cruces deposit will be mined using open pit methods. The ore will be drilled, blasted and loaded by front-end loaders into haul trucks. The trucks will haul the ore to the primary crusher located near the processing plant. Trucks will haul the Paleozoic rock waste to a surface storage facility where it will be covered by the impervious marl overburden. During the development phase, 48 million metric tons of overburden will be mined. In the later years of the project, partial backfilling of the pit with marl will occur.

The ore will be crushed and ground using conventional technology consisting of a three stage crushing plant followed by a single stage ball mill. The ball mill will be variable speed to allow the treatment of ores of varying grade and hardness. A ferric leach process will dissolve more than 90% of the copper contained in the ground ore slurry, using a combination of atmospheric leaching and leaching under low pressure and temperature in autoclaves. The dissolved copper will be recovered by solvent extraction and electrowinning, known as SXEW, to produce high purity copper cathodes. We expect the copper cathodes will be sold, after qualification, under the London Metal Exchange Grade A quality designation to end users in Europe.

The plant design will allow for the production of up to 72,000 metric tons per year of cathode copper. The plant will be able to process 3,500 metric tons of ore per day at an average copper recovery of 89%. We expect that ore grades during the first six years will average 6.5% copper, about 9% above the reserve average, which is 5.94%.

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

Since our acquisition of the Las Cruces project, we have focused our efforts primarily on developing the project into a low cost, environmentally responsible copper mine. We have given environmental considerations high priority in project design and development at the Las Cruces project. Waste dumps will be continually contoured and reclaimed to enhance the appearance of the Las Cruces project. Protection of the area’s water resources affected by the mine has been carefully studied and planned. Water Management Consultants, a hydrological engineering and design company, developed the water management plan, including the extraction system for dewatering the overlying sand aquifer and re-injection into the aquifer. Water needed to process the ore will be pumped 15 kilometers from a sewage processing plant and treated before use.

Financing. Funding for the development and advancement of the Las Cruces project has principally come from our operating cash flows, cash reserves and credit facility with Leucadia. Our current cash resources will not be sufficient to cover all projected expenses necessary to bring the Las Cruces project into commercial production. We estimate that the total capital costs to bring the Las Cruces project into commercial production are approximately $290 million, including working capital, land purchases and contingencies, but excluding interest and other financing costs. As described above under “Project Feasibility,” our estimated capital costs are subject to a number of uncertainties and our actual capital costs could be higher than our estimates.

We are exploring various financing alternatives for projected costs and expenses associated with the Las Cruces project. In addition, we will need to repay our credit facility. We will not be able to fund the project and repay the credit facility solely from debt financing. We will need to raise a significant amount of the funds from equity investors, which we are considering doing through a subscription rights offering to our existing stockholders. Although we believe that a rights offering is a viable option, we cannot assure you that we will actually commence a rights offering or that, if commenced, such a rights offering will be successful. If we commence a rights offering, we do not expect to do so until the mining concession and initial water permits have been obtained for the Las Cruces project.

We are also considering other sources of financing, including product off-take agreements, which are a type of product sales agreement, supplier financing and equipment leasing. We plan to secure debt financing for approximately 70% of the project’s capital requirements. We expect debt financing to be primarily funded through a syndicated project financing facility using a lead international bank experienced in mining project financing. While we believe that we will be able to obtain financing for the Las Cruces project, we cannot assure you that we will be able to obtain financing on favorable terms or at all. If we are unable to obtain financing when needed, the development of the Las Cruces project could be delayed significantly. Any significant delay could increase the costs of developing the Las Cruces project or prohibit us from completing development of the project.

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

The gold reserves at the Castle Mountain Mine were exhausted in May 2001. At that time, mining operations ceased and closure and reclamation began. We expect residual gold production to continue into 2004 as a result of continued heap leaching, a process that uses a weak cyanide solution to extract the gold from the ore.

The Castle Mountain Venture is setting aside a cash reserve to fund the projected closure and reclamation costs. Our share of the cash reserve was $2.0 million at December 31, 2002.

Contract Mining. Under a contract mining agreement with the Castle Mountain Venture, we performed mining services at the Castle Mountain Mine until May 2001. These services included all work necessary to bring the ore to the crusher, including removal of overburden and waste materials, drilling and blasting, and hauling.

Castle Mountain Venture Operations. In 2002, our 25% share of cash flow from Castle Mountain Venture operations was $3.8 million. The venture’s gold production was 56,662 ounces with cash costs of $108 per ounce. Our 25% share of production in 2002 was 14,029 ounces as compared to 19,167 ounces for the year ended December 31, 2001.

Several mining claims controlled by the Castle Mountain Venture are subject to production-based net smelter return royalty payments and other royalty payments. Under the royalty agreements, the venture is required to make annual production or minimum royalty payments to third parties. Royalty payments made by the venture for 2002 totaled $0.7 million, including our attributable share of $0.2 million.

The following table contains operating data for the Castle Mountain Venture for the years ended December 31, 2002, 2001 and 2000. The data are for the venture as a whole, of which our attributable share is 25%.

OPERATING DATA
(in thousands, except grade and ounces)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000

Tons mined	—	1,801	9,440
Ore tons mined	—	868	4,262
Ore tons to leach pad (1)	—	1,308	4,120
Tons to mill	—	88	328
Average grade crushed (ounces per ton)	—	0.037	0.040
Overall gold recovery	—	161%	71.7%
Average mill head grade (ounces per ton)	—	0.1132	.108
Mill recovery (2)	—	54.9%	48.7%

Ounces of gold produced
Mill (2)	—	5,458	17,200
Leach pad (3)	56,662	72,283	101,531
Total gold production	56,662	77,741	118,731
Ounces of silver produced	17,686	20,696	31,770

Cost per ounce
Cash cost per ounce	$108	$211	$193
Non-cash cost per ounce	11	64	25

Total cost per ounce	$119	$275	$218

______________

(1)       These data include ore that has been previously mined and stockpiled.

(2)       These data include gold that is extracted during milling, but not gold that is leached from milled material after the material is stacked on the leach pad.

(3)       Production for 2002 was the result of continued leaching from the leach pad.

Exploration

We are continuing to search for profitable investment opportunities. We have grassroots, or early stage, exploration programs in Nevada and Spain. In addition, we conducted field examinations on 68 properties during 2002, primarily in North and South America.

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

In connection with our purchase of Cobre Las Cruces, we entered into a farm-in agreement, which is a type of joint venture agreement, with Riomin Iberica S.A., which is a member of the Rio Tinto Group. Riomin Iberica holds a package of exploration permits west of the Las Cruces project. Under the agreement, we must incur $0.5 million in exploration related expenses by February 24, 2004. As of December 31, 2002, we had incurred $0.3 million of these expenses. We may, at our option, spend an additional $1.0 million by February 24, 2006 to earn a 51% interest in the joint venture. Otherwise, we will not earn any ownership interest in the venture. The package, including permits granted and under application, covered 497 square kilometers as of March 2003. Field work in 2002 included mapping, soil geochemistry and gravity surveys.

In July 2000, we became a limited partner in Peru Exploration Venture LLLP. The general partner is Bear Creek Mining Company. The principal objective of the partnership is to acquire precious and base metal properties in Peru. Our commitment to the partnership is $1.0 million over a two-year period, which we fully funded as of December 31, 2001.

On May 29, 2002, the partnership entered into a letter agreement with EVEolution Ventures, Inc., a Canadian capital pool company listed on the TSX Venture Exchange, pursuant to which EVEolution Ventures will acquire all outstanding limited partnership interests and all outstanding shares of Bear Creek Mining Company in exchange for shares in EVEolution. If this transaction is completed, EVEolution will be a publicly traded mineral exploration company and we will be a minority shareholder of EVEolution.

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

Generally, compliance with environmental laws and regulations requires us to obtain permits issued by regulatory agencies and to file various reports and keep records of our operations affecting the environment. Some permits require periodic renewal or review of their conditions. We cannot predict whether we will be able to renew these permits or whether material changes in permit conditions will be imposed. Non-renewal of permits or the imposition of additional conditions could have a material adverse effect on our financial condition, results of operations and liquidity.

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

Employees

At December 31, 2002 we employed 29 people, including one in our gold sales operations, 18 at the Las Cruces project and ten at our home office. In addition to our geology staff, we use contract professionals to conduct exploration throughout the world.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission. These reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the Securities and Exchange Commission at 450 Fifth Street, NW, Washington, D.C. 20549 or by calling the Securities and Exchange Commission at 1-800-SEC-0330. In addition, the Securities and Exchange Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

You can access financial and other information on our website. The address is www.mkgold.com. We make available, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission.

ITEM 3.          LEGAL PROCEEDINGS

We are subject to various litigation which arises in the course of our business. Based on discussions with counsel, we are of the opinion that such litigation will have no material adverse effect on our financial position, results of operations or liquidity.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.          MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the NASD OTC Bulletin Board under the symbol “MKAU.” Prior to January 1999, our common stock was traded on the Nasdaq National Market System.

The following table sets forth, for our common stock, by quarter, the high and low bid quotations per share as reported by the OTC Bulletin Board for the years ended December 31, 2002 and 2001 and the first quarter of 2003 (through March 21, 2003). The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

2001
First Quarter	$1.08	$0.93
Second Quarter	1.10	0.92
Third Quarter	0.97	0.84
Fourth Quarter	0.84	0.46

2002
First Quarter	$0.60	$0.35
Second Quarter	1.00	0.41
Third Quarter	0.70	0.52
Fourth Quarter	0.54	0.31

2003
First Quarter (through March 21, 2003)	$0.52	$0.41

Holders

As of March 21, 2003, the number of registered holders of our common stock was approximately 150 (not including beneficial owners of our common stock held in the name of a broker, dealer, bank, voting trustee or other nominee).

Dividends

We have never paid dividends, and we do not currently intend to pay any cash dividends with respect to our common stock in the future.

ITEM 6.          SELECTED FINANCIAL DATA

The following selected financial data have been summarized from our consolidated financial statements and are qualified in their entirety by reference to, and should be read together with, our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

MK GOLD COMPANY

SELECTED FIVE-YEAR FINANCIAL DATA
(in thousands, except share and ounce amounts, per share and per ounce data)

	Year Ended December 31

	2002	2001	2000	1999	1998

OPERATING DATA
Revenue:
Product sales	$4,841	$6,002	$11,314	$8,456	$9,017
Mining services	—	1,297	6,088	11,023	11,065

Total revenue	4,841	7,299	17,402	19,479	20,082
Gross profit (loss):
Product sales	2,333	(115)	3,642	(351)	400
Mining services	—	(154)	434	2,430	1,730

Total gross profit (loss)	2,333	(269)	4,076	2,079	2,130
Exploration costs	(674)	(717)	(1,018)	(2,223)	(3,068)
General and administrative expenses	(1,662)	(2,413)	(1,975)	(1,766)	(1,661)

INCOME (LOSS) FROM OPERATIONS	(3)	(3,399)	1,083	(1,910)	(2,599)

NET INCOME (LOSS)	$(153)	$(3,179)	$1,017	$(1,504)	$(1,281)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.09)	$0.03	$(0.06)	$(0.07)
BALANCE SHEET DATA (At end of period)
Total assets	$70,355	$60,441	$60,323	$59,941	$24,848
Line of credit	31,900	29,000	23,300	20,000	—
Stockholders’ equity	31,424	24,851	29,668	31,043	18,171
Book value per common share	0.84	0.66	0.79	0.83	0.94
OTHER FINANCIAL DATA:
Depreciation, depletion, and amortization:
Product Sales	6	653	485	710	947
Mining services	—	6	28	102	86
Capital expenditures	3,505	4,777	10,632	43,807	233
OTHER DATA
Gold ounces sold	15,510	19,900	32,100	25,000	25,091
Gold ounces produced	14,029	19,167	29,419	23,315	25,292
Gold ounces in inventory, at end of year	693	2,174	2,907	5,588	7,273
Average gold price realized (per ounce)	$309	$277	$314	$289	$311
Average spot gold price (per ounce) (a)	310	271	279	279	295
Average costs per ounce (b)(c):
Mine production costs	87	207	191	298	320
Royalties	12	4	2	5	3

Production costs	99	211	193	303	323
Depreciation, depletion and amortization	12	30	14	39	41
Reclamation	9	34	11	4	4

Total cost per ounce	$120	$275	$218	$346	$368

______________

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

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This section contains forward-looking statements that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Cautionary Statement for Forward-Looking Information” below and elsewhere in this report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates about the effect of matters that are uncertain and to make difficult, subjective and complex judgments. These estimates and assumptions affect the reported amounts in the financial statements and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate all of these estimates and judgments. Actual results could differ from these estimates. We believe that the following accounting policies are the most critical because they have the greatest impact on our financial condition and results of operations and require our management’s most difficult, subjective and complex judgments.

Proven and Probable Ore Reserves. Reserves are defined as those parts of a mineral deposit that can be economically and legally extracted or produced at the time of determination and are customarily stated in terms of “ore” when dealing with metals. Probable reserves are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are between 50 and 300 feet apart. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity.

Reserves for our Las Cruces project were calculated by Independent Mining Consultants, a mining consulting company. The estimates were determined by use of mapping, drilling, metallurgical testing and other standard evaluation methods applied by the mining industry, including computer block modeling. The estimates are based on an assumed copper price of $0.80 per pound, and other estimates relating to mine development costs and operating costs. Based on historical fluctuations in copper prices, we believe $0.80 per pound is a reasonable estimate for purposes of determining reserves at the Las Cruces project. Further, a 12.5% decrease in the assumed copper price, to $0.70 per pound, would not have a material effect on the reserves. As of March 21, 2003, the spot price for copper was approximately $0.76 per pound.

Our reserve estimates could change as a result of changes in estimates relating to production costs or copper prices. Because the Las Cruces project has not commenced production, it is highly likely that the ore reserves for Las Cruces will require revision based on actual production experience.

Declines in the market price for copper, as well as increased production or capital costs or reduced recovery rates, may render ore reserves at the Las Cruces project uneconomic. If copper prices decline substantially below the levels set for calculation of reserves for an extended period, there could be material delays in developing the Las Cruces project. Reserves should not be interpreted as assurances of mine life or the profitability of future operations. No assurance can be given that the estimate of the amount of copper or the indicated level of recovery of copper will be realized at the Las Cruces project.

Closure and Reclamation. We estimate future reclamation and mine closure costs mainly on the basis of legal and regulatory requirements. We accrue and charge these costs over the expected operating lives of our mines using the units-of-production method. At various times we review the adequacy of our closure and reclamation accruals based on our current estimates of future costs and set aside adequate cash reserves to fund those costs. In the event that actual costs differ from those estimates, our results of operations, liquidity and financial condition will be affected.

During May 2001, mining operations ceased and closure and reclamation activities began at the Castle Mountain Mine. The Castle Mountain Venture has set aside a cash reserve to fund the projected closure and reclamation costs. Our share of the cash reserve was $2.0 million at December 31, 2002. We have accrued $1.8 million for our share of these projected closure and reclamation costs. We have reviewed the closure and reclamation accrual and believe it is sufficient. However, it is possible that the ultimate closure and reclamation costs could change in the future as reclamation activities are carried out and new information becomes known. Changes to our estimates for closure and reclamation costs could have a material effect on our future financial condition, results of operations and liquidity. As more fully described under “Recently Issued Accounting Standards,” we have adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” as of January 1, 2003. The adoption of this Statement did not have a significant effect on our financial position or results of operations.

Capitalization of Development Costs. We expense mineral exploration costs as they are incurred. When we determine that a mineral property is economically viable, we capitalize, as mining property costs, the cost of subsequent reserve definition and expansion and property development costs. Subsequent reserve definition and expansion costs include drilling, assaying, computer block modeling and financial evaluation. Property development costs include interest on funds borrowed to finance the acquisition and costs necessary to advance the project through the permitting and project financing stages.

We capitalize, as mine development costs, all costs incurred to bring a mine into production, including land acquisition, interest, construction costs for buildings, plants, shaft sinking, permanent excavations, roads, tunnels and advance removal of overburden and waste rock.

We charge mining property, mine development and depreciation costs to operations using the units-of-production method based on proven and probable ore reserves. We initially defer costs relating to stockpiled ore as inventory costs and expense them in future periods when the ore is processed.

In the event that we determine that a property or project is no longer economically viable or that the investment is no longer recoverable, we will record a loss and write the investment down to its fair value.

As of December 31, 2002, we had capitalized a total of $20.2 million of mine development costs related to the Las Cruces project. We believe capitalization of these costs is appropriate based on our assessment of the economic viability of the Las Cruces project. The economic viability of the Las Cruces project, however, depends on a number of assumptions and estimates relating to ore reserves, costs of development and production and copper prices. Significant changes in these estimates could render all or a portion of the Las Cruces ore reserves uneconomic. If this were to occur, we would write down our investment in Las Cruces to its fair value and record a loss for the impairment associated with the uneconomic ore reserves and related capitalized mine development costs.

Deferred Tax Asset and Tax Valuation Allowance. When we incur a net operating loss, we record a deferred tax asset to offset future tax expense. When we believe we will not be able to use a deferred tax asset, we record a valuation allowance against that deferred tax asset. Recording a deferred tax asset increases income and recording a valuation allowance decreases income in the period recorded. Due to past net operating losses, we have recorded a gross deferred tax asset of approximately $20.3 million as of December 31, 2002. We have also recorded a valuation allowance against a substantial portion of this asset. In the future, if we determine that we will be able to use all or a portion of our deferred tax asset, we will record an adjustment, increasing income in that period.

Results of Operations for the Twelve Months Ended December 31, 2002 Compared to the Twelve Months Ended December 31, 2001

Gold Production. Our attributable share of gold production from the Castle Mountain Venture decreased 27% to 14,029 ounces in 2002 from 19,167 ounces in 2001. The decrease in production is due to the completion of mining activities at the Castle Mountain Mine in May 2001. Future gold production will continue to decline as residual gold is recovered from the leach pads during the closure and reclamation phase at the mine. Residual gold production is expected to continue into 2004.

Revenue. Historically, our revenues came from two sources, contract mining and the sale of gold from the Castle Mountain Mine. Due to the completion of mining activities at the mine in 2001, we no longer receive any revenue from contract mining, and gold production is limited to residual production during reclamation at the mine. Therefore, our revenue will continue to decrease significantly until residual gold production ceases at the mine, which we expect to be in 2004. Once this residual gold production ceases, based on our current operations, we will have no revenues until production begins at the Las Cruces project.

Our product sales revenue decreased $1.2 million, or 19%, to $4.8 million for 2002, compared to $6 million for 2001. The decrease in revenue is due to declining gold production, partially offset by higher realized gold prices. Product sales revenue for 2001 includes the recognition of $0.5 million of deferred revenue. Future product sales revenue will decline as residual gold production decreases during the reclamation and closure phase at the Castle Mountain Mine.

During 2002, we sold no ounces of gold under forward sales contracts and 15,510 ounces of gold on the spot market. During 2001, we sold 10,200 ounces of gold under forward sales contracts and 9,700 ounces of gold on the spot market. We had no ounces of gold sold under forward sales contracts as of December 31, 2002. While we have used forward sales contracts in the past, we expect that our future gold sales from residual production at the Castle Mountain Mine will be made primarily at spot prices.

For 2002, the average price realized per ounce of gold was $309, compared to $277 per ounce for 2001. The average spot price for 2002 was $310 per ounce, compared to $271 per ounce for 2001.

We received no revenue from mining services for 2002, compared to $1.3 million for 2001. As a result of the completion of mining activities at the Castle Mountain Mine in May 2001, there will be no future mining services revenue from the mine.

Gross Profit. We recognized a gross profit from product sales of $2.3 million for 2002, compared to a gross loss from product sales of $0.1 million for 2001. The higher gross profit in 2002 is due to higher realized gold prices and lower production costs. Future gross profit will decline as residual gold production decreases at the Castle Mountain Mine.

There was no gross profit from contract mining operations for 2002, compared to a gross loss from contract mining operations of $0.2 million for 2001. Mining operations were completed at the Castle Mountain Mine in 2001.

Exploration Costs. Our exploration costs decreased 6% to $0.67 million compared to $0.72 million in 2001. Our exploration expenditures decreased in 2002 because we acquired interests in fewer properties, and we focused our mapping and sampling activities on fewer properties. In addition to our exploration programs in Nevada and Spain, we conducted 68 field examinations during 2002. We continue to seek opportunities throughout the world. See Items 1 and 2, “Business and Properties—Properties and Operations.”

General and Administrative Expenses. Our general and administrative expenses for 2002 decreased $0.8 million, or 31%, to $1.7 million, compared to $2.4 million in 2001. The decrease in expenses is due primarily to higher legal and non-recurring payroll related costs in 2001.

Gain (Loss) on Disposal of Assets. During 2002, we decided not to renew a purchase option on a portion of the land needed to develop the Las Cruces project. Our management believes that the purchase price of the option is significantly above the market value of the land and that we will be able to acquire the land either through negotiations with the landowner or through expropriation. We wrote off the book value of the land purchase option as a loss on disposal of assets of $0.9 million during the third quarter of 2002. This loss was partially offset by a $0.6 million gain on disposal of mining equipment and other assets at the Castle Mountain Mine during 2002.

Unconsolidated Affiliate. In July 2000, we became a limited partner in Peru Exploration Venture LLLP. The general partner is Bear Creek Mining Company. The principal objective of the partnership is to acquire precious and base metal properties in Peru. We account for this investment using the equity method of accounting. Our commitment to the partnership is $1.0 million over a two-year period, which we fully funded as of December 31, 2001. Our share of loss from the partnership for the year ended December 31, 2002 was $0.3 million compared to $0.5 million for the year ended December 31, 2001.

On May 29, 2002, the partnership entered into a letter agreement with EVEolution Ventures, Inc., a Canadian capital pool company listed on the TSX Venture Exchange, pursuant to which EVEolution Ventures agreed to acquire all outstanding limited partnership interests and all outstanding shares of Bear Creek Mining Company in exchange for shares of EVEolution. If this transaction is completed, EVEolution will be a publicly traded mineral exploration company and we will be a minority shareholder of EVEolution.

Litigation Settlement. During 2001, we recognized a gain on litigation settlement, with Washington Group International, Inc. (formerly known as Morrison Knudsen Corporation), of $0.6 million after deducting related legal expenses.

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

Interest Expense. Interest expense for 2002 consisted primarily of the cost of the commitment fee on our credit facility, which is based on the amount available under the facility. For 2002, we capitalized $1.4 million in interest relating to the Las Cruces project.

Income Tax Provision. Due to past net operating losses, we have recorded a gross deferred tax asset of approximately $20.3 million as of December 31, 2002. We have also recorded a valuation allowance against a substantial portion of this asset, resulting in a net deferred tax asset of $2.1 million. Deferred tax liabilities are partly offset by this deferred tax asset, resulting in a net deferred tax liability of $4.0 million.

Results of Operations for the Twelve Months Ended December 31, 2001 Compared to the Twelve Months Ended December 31, 2000

Gold Production. Our attributable share of gold production from the Castle Mountain Venture decreased 35% to 19,167 ounces in 2001 from 29,419 ounces in 2000. The decrease in production was due to the completion of mining activities at the Castle Mountain Mine in May 2001. The decrease also reflects lower volumes of ore mined at the mine during the first four months of 2001.

Revenue. During 2001 and 2000, our revenues came from two sources, contract mining and the sale of gold from the Castle Mountain Mine.

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

Our revenue from mining services depended primarily on the quantities of materials mined during the period. Our revenue from mining services decreased 79% to $1.3 million in 2001 from $6.1 million in 2000. Our revenue decreased due to the completion of mining activities at the Castle Mountain Mine in May 2001. The decrease in revenue also reflected a reduction in the mining rate at the mine before the completion of mining activities, which was implemented in March 2000 in order to avoid the stockpiling of ore. As a result of mining completion, there was no mining services revenue during the third or fourth quarter of 2001.

Our product sales revenue represented 82% of our total revenue for 2001, compared to 65% for 2000.

Mining service revenues represented 18% of our total revenue for 2001, compared to 35% for 2000. Revenue from contract mining ended in 2001 with the completion of mining at the Castle Mountain Mine.

Forward Sales Activity. For 2001, our average gold price realized per ounce for the 19,900 ounces sold was $277 per ounce, compared to an average spot price of $271 per ounce. During 2001, we delivered 10,200 ounces of gold under forward sales contracts at an average price of $284 per ounce. For 2000, our average price realized for the 32,100 ounces sold was $314 per ounce, compared with an average spot price of $279 per ounce. During 2000, we delivered 29,000 ounces of gold under forward sales contracts at an average price of $318 per ounce. At December 31, 2001, we had no ounces of gold sold forward.

Gross Profit. Our gross profit from product sales decreased 103% to a $0.1 million gross loss in 2001 from a $3.6 million gross profit in 2000. As a percentage of product sales, gross loss was 2% in 2001 compared to gross profit of 32% in 2000. The decline in our gross profit resulted primarily from lower prices realized per ounce of gold, due to depressed spot prices, and fewer ounces of gold sold, due to decreased production at the Castle Mountain Mine.

Our gross profit from mining services decreased 135% to a $0.2 million gross loss in 2001 from a $0.4 million gross profit in 2000. As a percentage of mining services revenue, gross loss was 12% in 2001 compared to gross profit of 7% in 2000. The decline in our gross profit from mining services resulted from the completion of mining at the Castle Mountain Mine in May 2001. The decline in gross profit from mining services also reflected a reduction in tons mined at the mine before the completion of mining.

Exploration Costs. Our exploration costs decreased 30% to $0.7 million compared to $1.0 million in 2000. Our exploration expenditures decreased in 2001 because we acquired interests in fewer properties, we focused our mapping and sampling activities on fewer properties, and we conducted no drilling activities on properties we were evaluating. In addition to our exploration programs in Nevada and Spain, we conducted 43 field examinations during 2001.

General and Administrative Expenses. Our general and administrative expenses for 2001 increased $0.4 million, or 22%, to $2.4 million, compared to $2.0 million in 2000. The increase in expenses was due primarily to employee termination costs and professional services related to the Las Cruces project.

Gain on Sale of Assets. Our gain on sale of assets increased $0.19 million to $0.20 million in 2001 from $0.01 million in 2000. The increase was due to the sale of operating assets of the Castle Mountain Venture due to mine closure.

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

Litigation Settlement. In 1996, we sued Morrison Knudsen Corporation, now known as Washington Group International, Inc., our former principal shareholder, for breach of a noncompete agreement. During 2001, we settled our claims against Morrison Knudsen. As a result of this settlement, we recognized a gain of $0.6 million after deducting related legal expenses.

Investment Income. Our investment income decreased 72% to $0.09 million in 2001 from $0.31 million in 2000, primarily because we had less cash and cash equivalents during 2001 than we had in 2000. During 2000, we funded development costs at the Las Cruces project with our existing cash and cash equivalents and began drawing on our credit facility in late 2000 when available cash and cash equivalents became limited. We continued to draw on our credit facility in 2001.

Interest Expense. Our interest expense decreased 26% to $0.02 million in 2001 from $0.03 million in 2000. Interest expense for 2001 consisted primarily of the cost of the commitment fee on our credit facility, which is based on the amount available under the facility. The decrease was due primarily to increased borrowings under the credit facility, which resulted in a lower amount available and, consequently, a lower commitment fee. For 2001, we capitalized $1.8 million in interest relating to the Las Cruces project.

Income Taxes. The reduction in our deferred tax asset and the corresponding recognition of income tax expense is the result of the reversal of temporary differences relating to deferred revenue. See note 9 to our consolidated financial statements.

Liquidity and Capital Resources

Our principal sources of funds are our available resources of cash and cash equivalents, equity securities, cash generated from residual gold production at the Castle Mountain Mine and our credit facility. At December 31, 2002, we had cash and cash equivalents of $1.4 million, equity securities of $0.3 and gold bullion of $0.1 million, representing an increase in cash and cash equivalents, equity securities and gold bullion of $0.03 million from December 31, 2001. At December 31, 2002, we had $8.1 million of available borrowings under our credit facility. We expect that our cash and cash equivalents and available borrowings under our credit facility will be sufficient to cover operating expenses through 2003. However, our cash resources will not be sufficient to cover all projected costs and expenses necessary to commence mining at the Las Cruces project. Basic engineering and land acquisition activities are scheduled to begin at the project once the mining concession and initial water permits have been granted. We will require financing in order to proceed with basic engineering and land acquisition activities. We estimate that the capital cost will be approximately $290 million to bring the Las Cruces project into production, excluding interest and other financing costs.

Until May 2001, our revenues came from two sources, contract mining at the Castle Mountain Mine and the sale of gold from the mine. Since the completion of mining activities at the Castle Mountain Mine in May 2001, our only source of revenue has been sales of residual gold recovered from the leach pads during the closure and reclamation phase at the mine. Based on our current operations, expected overhead expenses and exploration costs, we will not have positive cash flow from operations before production of refined copper begins at the Las Cruces project.

Net cash provided by operating activities was $1.3 million for 2002, compared to net cash used by operating activities of $0.2 million for 2001 and net cash provided by operating activities of $1.4 million for 2000. The increase in cash from operations in 2002 compared to 2001 is due primarily to higher realized gold prices, lower production costs and decreased exploration and general and administrative expenditures.

In March 1998, we entered into a $20 million credit facility with Leucadia National Corporation. Through various amendments, the most recent of which was effective September 30, 2002, the credit facility was amended to increase the amount of the facility to $40 million and to extend the expiration to January 2, 2004. Leucadia may terminate the credit facility on December 15 of any year, provided Leucadia notifies us of the termination prior to September 15 of that year. Leucadia has notified us that it does not intend to terminate the credit facility prior to January 2, 2004. At December 31, 2002, we had outstanding borrowings under the credit facility of $31.9 million. Loans outstanding under the credit facility bear interest equal to the prime rate and interest and commitment fees are payable quarterly. The prime rate at December 31, 2002 was 4.25%. Interest paid to Leucadia under the credit facility for the year ended December 31, 2002 was approximately $1.4 million. A substantial portion of these interest payments relates to financing for the Las Cruces project. Interest related to the Las Cruces project is capitalized and is not reflected as interest expense in our consolidated statements of operations. Instead, capitalized interest is added to mining properties, plant and mine development on our consolidated balance sheets.

We are exploring various financing alternatives for projected costs and expenses associated with the Las Cruces project. In addition, we will need to repay our credit facility. We will not be able to fund the project and repay the credit facility solely from debt financing. We will need to raise a significant amount of the funds from equity investors, which we are considering doing through a subscription rights offering to our existing stockholders. Although we believe that a rights offering is a viable option, we cannot assure you that we will actually commence a rights offering or that, if commenced, such a rights offering will be successful. If we commence a rights offering, we do not expect to do so until the mining concession and initial water permits have been obtained for the Las Cruces project.

We are also considering other sources of financing, including product off-take agreements, which are a type of product sales agreement, supplier financing and equipment leasing. We plan to secure debt financing for approximately 70% of the project’s capital requirements. We expect debt financing to be primarily funded through a syndicated project financing facility using a lead international bank experienced in mining project financing. While we believe that we will be able to obtain financing for the Las Cruces project, we cannot assure you that we will be able to obtain financing on favorable terms or at all. If we are unable to obtain financing when needed, the development of the Las Cruces project could be delayed significantly. Any significant delay could increase the costs of developing the Las Cruces project or prohibit us from completing development of the project.

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

Additions to mining properties, plant and mine development totaled $3.5 million for 2002, $4.8 million for 2001 and $10.6 million for 2000. For all periods presented, additions to mining properties, plant and mine development consisted of: (1) mine development expenditures; (2) construction expenditures for buildings, machinery, plant and equipment; (3) expenditures for mobile mining service equipment; and (4) capitalized interest. Development costs incurred at the Las Cruces project, including interest costs, are capitalized and are reflected as investing activities in our consolidated statements of cash flows. The principal source of funds that we used to fund project development at the Las Cruces project was our credit facility with Leucadia.

Upon completion of production at a mine, we must make expenditures for reclamation and closure of the mine. We provide for future reclamation and mine closure liabilities on a units-of-production basis. At December 31, 2002, we had accrued $1.9 million for these costs, including $1.8 million for the Castle Mountain Mine. In addition to the accruals, we and Viceroy Resource Corporation, the owner of the remaining 75% interest in the Castle Mountain Venture, are depositing cash, including all proceeds from the sale of plant and equipment, in a separate fund to cover future reclamation costs at the venture properties. Our share of this fund totaled $2.0 million at December 31, 2002. We review the adequacy of our reclamation and mine closure liabilities in light of current laws and regulations and adjust our liabilities as necessary.

As shown below, at December 31, 2002, our contractual cash obligations totaled approximately $32 million. Our credit facility requires us to maintain certain financial ratios. Our credit facility also contains limitations on investments, liens, contingent obligations and other similar matters. We are in compliance with all of these restrictions.

Contractual Obligations

	Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years

Operating leases	$0.02	$0.20	$0.22	$0.01	$0.01
Line of credit (1)	31.90	—	31.90	—	—

Total contractual cash obligations	$31.92	$0.20	$32.12	$0.01	$0.01

(1)       This amount represents the outstanding principal balance under our $40 million credit facility with Leucadia at December 31, 2002. Leucadia may terminate the credit facility on December 15 of any year, provided Leucadia notifies us of the termination prior to September 15 of that year. Leucadia has notified us that it does not intend to terminate the credit facility prior to January 2, 2004. The credit facility has an expiration date of January 2, 2004.

Off-Balance Sheet Arrangements

Surety bonds and letters of credit totaling $2.4 million, of which our share is $0.72 million, have been provided as required by various governmental agencies for environmental protection, including reclamation bonds of $0.23 million relating to the American Girl Mine and $0.49 million relating to the Castle Mountain Mine. If closure and reclamation obligations under these agreements are not met, the agencies could draw on these bonds and letters of credit to fund expenditures for reclamation and closure requirements. We own a 53% undivided interest in the American Girl Mining Joint Venture, which operated the American Girl Mine. Mining operations ended at the American Girl Mine in 1996, and reclamation was completed in 2000.

Share Repurchase Program

In October 1998, we announced a share repurchase program. Our board of directors authorized the repurchase of up to 2 million shares. As of March 21, 2003, we had repurchased 173,700 shares under the repurchase program. We did not repurchase any shares during 2002.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. We have adopted SFAS No. 143 as of January 1, 2003. The adoption of SFAS No. 143 did not have a significant effect on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses issues related to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires a liability be recognized at fair value for costs associated with exit or disposal activities only when a liability is incurred as opposed to at the time we commit to an exit plan. We do not believe that the adoption of SFAS No. 146 will have a significant effect on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” SFAS No. 148, which is effective for years ending after December 15, 2002, provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a significant effect on our financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation Number, or FIN, 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS No. 5, 57, and 107 and rescission of FIN 34).” FIN 45 requires a guarantor for certain guarantees to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applied on a prospective basis to guarantees issued or modified after December 31, 2002. In addition, FIN 45 modified the disclosure requirements for such guarantees effective for interim or annual periods ending after December 15, 2002. We do not believe that the adoption of FIN 45 will have a significant effect on our financial position or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” FIN 46 addresses consolidation of variable interest entities, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. We do not believe that the adoption of FIN 46 will have a significant effect on our financial position or results of operations.

Cautionary Statement for Forward-Looking Information

Certain information set forth in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, exploration efforts, project development schedules, financing needs, plans or intentions relating to potential acquisitions and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. We may make additional forward-looking statements from time to time. All subsequent forward-looking statements, whether written or oral and whether made by us or on our behalf, are also expressly qualified by these cautionary statements.

Our forward-looking statements are based on our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties. However, we cannot assure you that management’s expectations, beliefs and projections will result or be achieved or accomplished. Our forward-looking statements apply only as of the date made. Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

Dependence on a Single Mining Project. We are focused primarily on the development of our Las Cruces copper project. Accordingly, our profitability depends entirely upon the successful development and operation of this project. We are currently incurring losses and we expect to continue to incur losses until copper production begins at the Las Cruces project. Although we will continue to receive a small amount of revenues from residual gold production in connection with reclamation activities at the Castle Mountain Mine, these revenues are insufficient to cover our operating expenses.

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

We cannot assure you that our current exploration and development programs will result in any new commercial mining operations or yield new reserves to replace or expand current reserves. Even if we identify and acquire an economically viable ore body, several years may elapse from the initial stages of development until commercial production is commenced.

Need for Financing. We estimate that the total capital costs for the development of the Las Cruces project are approximately $290 million, including working capital, land purchases and contingencies, but excluding interest and other financing costs. We are exploring various financing alternatives for the balance of the projected costs and expenses of the Las Cruces project. However, we have no commitments for any additional financing. We cannot assure you that we will be able to obtain the necessary financing for the Las Cruces project on favorable terms or at all.

Potential Delays in Development of Las Cruces. We have experienced delays in developing the Las Cruces project, and we may experience further delays. These delays may affect the timing of development of the project. These delays also could increase the costs of developing the project, affect the economic viability of the project, or prohibit us from completing development of the project.

The timing of development of the Las Cruces project will be affected by many factors, some of which are beyond our control. Successful development of the Las Cruces project will be subject to the timely issuance of mining concessions and water permits, procurement of significant financing, acquisition of land required to develop the project, completion of basic engineering and construction of the mine. Adverse political and environmental developments in Spain could delay or preclude the issuance of permits or the expropriation of land necessary to develop the Las Cruces project. If we are unable to obtain the necessary permits, we will be unable to develop the Las Cruces project. In addition, factors such as fluctuations in the market price of copper and interest rates could adversely affect our ability to obtain adequate financing to fund the development of the project.

Imprecision of Estimates. The estimates of the costs to develop the Las Cruces presented in this report may not be accurate. If the actual costs to complete the development of the Las Cruces project are significantly higher than we expect, we may not have enough funds to cover these costs and we may not be able to obtain other sources of financing to cover these costs. In addition, we may be unable to achieve our anticipated production volumes. Unexpected cost increases or our failure to achieve anticipated production volumes could have a material adverse effect on our results of operations, liquidity and financial condition.

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

Because we have not begun production at the Las Cruces project, there is additional risk that we may need to reduce or adjust the reserves and mineralization estimates for the Las Cruces project based upon actual production experience. A material reduction in the estimates of our reserves or mineralization, or in our ability to extract these reserves or mineralization, could have a material adverse effect on our results of operations, liquidity and financial condition.

Uncertainty of Government Subsidies. If we do not receive the amount of subsidies that we expect, we will need to obtain additional funds from other sources, which could delay the development of the Las Cruces project and reduce the profitability of the project. We have applied for approximately $80 million in subsidies from regional and central governments in Spain, and we expect to apply for an additional $12 million in subsidies as the Las Cruces project progresses. Upon completing their review of our applications, the central and regional governments recommended subsidies of up to 53 million euros, or approximately $56 million as of March 21, 2003. Because the recommendation exceeded 50 million euros, it required the approval of the European Commission. The European Commission has reviewed the recommended subsidies and considers them to be compatible with the European Commission Treaty. However, we have not received official notice from the central and regional governments indicating the amount of subsidies, if any, that will be granted. Our estimates regarding the timing for development at the Las Cruces project, the amount of financing required and the potential for economic copper production at the Las Cruces project are based on the assumption that we will receive a significant portion of the subsidies for which we have applied. However, we cannot predict the amount of subsidies we will receive, if any.

Volatility of Copper Prices. Our future profitability and long-term viability will depend, in large part, on the market price of copper. Market prices for copper are volatile and are affected by numerous factors beyond our control, including expectations regarding inflation, global and regional demand, speculative activities, political and economic conditions and production costs in major copper producing regions. The aggregate effect of these factors on copper prices is impossible for us to predict. A decrease in copper prices could adversely affect our ability to finance the development of the Las Cruces project, which would have a material adverse affect on our results of operations, liquidity and financial condition.

Since 1989, spot prices for copper, per pound, have ranged from a high of $1.60 in 1989 to a low of $0.59 in 2001. The average spot price for 2002 was $0.71.

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

Currency Fluctuations. All of our revenues are denominated in U.S. dollars. However, because Spain is a member state of the European Monetary Union, we will incur a substantial portion of the costs to develop and operate the Las Cruces project in euros. The exchange rate of the euro relative to the U.S. dollar fluctuates and we cannot predict what the exchange rates will be over the course of development of the project. We do know, however, that the exchange rate for one U.S. dollar has decreased from approximately 1.138 euros, at the time the feasibility study was completed, to its current level of approximately 0.95 euro. If this trend continues, our actual development costs will likely be higher than our estimates based on the feasibility study. We do not currently engage in currency hedging activities.

International Political Instability. Increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, military action in Afghanistan and Iraq, strained international relations with North Korea and other conflicts in the Middle East and Asia may halt or hinder our ability to develop the Las Cruces project and conduct exploration activities. This increased instability may, for example, negatively impact the reliability and cost of transportation, negatively affect the desire of our employees to travel, adversely affect our ability to obtain adequate insurance at reasonable rates or require us to take extra security precautions. In addition, this international political instability has had and may continue to have negative effects on financial markets, which could affect our ability to finance the development of the Las Cruces project.

Significant Indebtedness. We have a large amount of indebtedness compared to our equity capitalization, and we intend to raise a significant portion of the funds necessary to develop the Las Cruces project through additional debt financing. As a result, we will have significant debt service obligations, which will limit our flexibility and impose significant restrictions on us.

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

We are currently experiencing a period of very low interest rates in the United States. These low interest rates result in relatively low interest payments on our credit facility, which provides for a variable rate of interest equal to the prime rate. Interest rates fluctuate and will likely increase in the future. Increases in interest rates will increase the amount of interest we are obligated to pay under our credit facility. In addition, because we intend to finance a significant portion of the Las Cruces project through debt financing, increases in interest rates will increase our costs to finance the Las Cruces project and could significantly affect the profitability and long-term economic viability of the project.

Risks Associated with Mining Activities. The business of mining is generally subject to various types of risks and hazards, including environmental hazards, industrial accidents, unusual or unexpected rock formations, structural cave-ins or slides, flooding, metals losses and periodic interruptions due to inclement or hazardous weather conditions. These risks could result in damage to, or destruction of, mineral properties or production facilities, personal injury, environmental damage, delays in mining, monetary losses and possible legal liability. Insurance to cover these risks may not be available to us at economically feasible premiums. Insurance against environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from production, is not generally available to us or to other companies within the mining industry.

Risks of Development in Foreign Countries. Because our exploration and mine development activities are located primarily outside the United States, including the Las Cruces project in Spain and other exploration activities in Spain and other countries, we are subject to the usual risks associated with conducting business in a foreign country. These risks include uncertain political and economic environments, fluctuations in currency exchange rates, limits on repatriation of earnings, war and civil disturbances, expropriation or nationalization, high rates of inflation, submitting to the jurisdiction of a foreign court or panel or enforcing the judgment of a foreign court or arbitration panel against a sovereign nation within its own territory, underdeveloped industrial and economic infrastructure, and forced modification of existing contracts and unenforceability of contractual rights.

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

We cannot predict the effect of these factors. In addition, legislation in the United States regulating foreign trade, investment and taxation could have a material adverse effect on our financial condition, results of operations and liquidity.

Environmental and Other Laws and Regulations. Compliance with environmental laws and regulations may require significant capital outlays and may cause material changes or delays in our intended activities. Any of these factors could materially affect the economics of a given project and could cause us to discontinue operations at a given project. New or different standards imposed by any governmental authority in the future may adversely affect our activities. Our activities in the United States are subject to extensive federal, state and local laws and regulations controlling not only the exploration and mining of mineral properties, but also the actual or potential effects of such activities upon the environment. Our development and operation of the Las Cruces project will be subject to the environmental laws and regulations of Spain. To the extent we conduct exploration activities or undertake new mining activities in other foreign countries, we will also be subject to environmental laws and regulations in these jurisdictions.

Environmental legislation in many countries is evolving and is generally becoming more restrictive. Future legislation will likely provide for stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees.

Competition. There is significant competition for the acquisition of properties producing or capable of producing gold, copper and other metals. We may be at a competitive disadvantage in acquiring additional mining properties because we must compete with other individuals and companies, many of which may have greater financial resources and larger technical staffs than we have. As a result of this competition, we may be unable to acquire attractive mining properties on acceptable terms. The number of persons skilled in the operation and development of mining properties is also limited and significant competition exists for these individuals. As a result of this competition, we may find it difficult to attract skilled individuals to conduct mining operations.

Key Executives. We depend on the services of key executives, including G. Frank Joklik, our chairman and chief executive officer, and a small number of experienced executives and personnel focused on the development of the Las Cruces project. Due to the relatively small size of our company, the loss of these persons or our inability to attract and retain additional highly-skilled employees required for development of the Las Cruces project may delay or otherwise adversely affect the development of the Las Cruces project, which could have a material adverse effect on our business and future operations.

Majority Shareholder and Lender. Leucadia National Corporation owns approximately 72.8% of our outstanding common stock. In addition, four of our seven directors are officers of Leucadia. Accordingly, Leucadia has the ability to exercise significant influence over us. We also have outstanding indebtedness of $31.9 million under our credit agreement with Leucadia, which requires us to obtain the consent of Leucadia before taking certain actions, including incurring additional indebtedness. Leucadia’s interests and objectives, which may be different from ours and our other stockholders, may influence whether Leucadia is willing to grant us any approvals we may request. We may not be able to resolve potential conflicts between Leucadia and us to our satisfaction, and if we cannot, our business may be harmed.

Leucadia’s evaluation of the economic merits of the Las Cruces project will significantly influence our ability to develop the Las Cruces project. If the estimated performance of the project meets Leucadia’s investment criteria, Leucadia could be a source of the capital required for a portion of the expected development costs. In any event, we cannot be assured of being able to obtain capital from other sources, particularly since any debt financing is subject to Leucadia’s approval.

Other Risks and Uncertainties. In addition to the factors described above, we face a number of other risks and uncertainties, including those discussed under “Quantitative and Qualitative Disclosures About Market Risk,” below.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See note 1 to our consolidated financial statements for additional information regarding forward sales activities.

Copper Price Risk

Our future profitability and long-term viability will depend, in large part, on the market price of copper. Market prices for copper are volatile and are affected by numerous factors beyond our control, including expectations regarding inflation, global and regional demand, speculative activities, political and economic conditions, and production costs in major copper producing regions. The aggregate effect of these factors on copper prices is impossible for us to predict. A decrease in copper prices could adversely affect our ability to finance the development of the Las Cruces project, which would have a material adverse affect on our results of operations and financial condition. A $0.01 decrease in the cash price per pound of copper could reduce annual cash flows from the Las Cruces project by up to $1 million.

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

Gold Price Risk

The results of our operations from residual gold production at the Castle Mountain Mine are affected significantly by the market price of gold. Gold prices are influenced by numerous factors over which we have no control, including expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, global or regional political or economic crises, demand for gold for jewelry and industrial products and sales by holders and producers of gold in response to these factors. A 10% decrease in the price of gold could reduce our expected 2003 product sales revenue by up to $0.2 million.

In the past we have entered into option contracts and forward sales contracts to establish a minimum selling price on some of the ounces of gold that we produce. We do not enter into option or sales contracts for the purpose of speculative trading. Our current policy provides for the use of forward sales contracts for up to 80% of the remaining residual production at the Castle Mountain Mine. However, we expect to sell the remaining production primarily at spot prices at various times. At December 31, 2002 and 2001, we had no ounces of gold sold under forward sales contracts.

Foreign Currency Exchange Rate Risk

Portions of our activities are located in Spain and Peru. We also conduct exploration activities in other countries from time to time. Our future profitability could be impacted by fluctuations in foreign currencies relative to the U.S. dollar. A 10% increase in the value of the euro relative to the U.S. dollar could increase our estimate of the cost to develop the Las Cruces project by up to $24 million. We have not entered into any foreign currency contracts or other derivatives to establish a foreign currency protection program.

Interest Rate Risk

At December 31, 2002, we had borrowed $31.9 million under our credit facility with Leucadia National Corporation. The credit facility carries a variable interest rate equal to the prime rate. At December 31, 2002, the prime rate was 4.25%. A 1% increase in the prime rate would increase our annual interest expense by approximately $0.32 million. The credit facility will expire on January 2, 2004, unless terminated earlier. Leucadia may terminate the credit facility on December 15 of any year, provided Leucadia notifies us of the termination before September 15 of that year. Leucadia has notified us that it does not intend to terminate the credit facility prior to January 2, 2004. We have not undertaken any hedging activities with respect to the credit facility.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (Unaudited)
(Thousands of dollars except share data)

Selected quarterly financial data for the years ended December 31, 2002 and 2001 is presented below.

2002 Quarters	First	Second	Third		Fourth

Revenue	$1,471	$1,131	$1,506		$733
Gross profit	329	668	1,308		28
Net income (loss)	317	236	(507	)(a)	(199)
Basic and diluted income (loss) per share	0.01	0.01	(0.01)		(0.01)

2001 Quarters	First	Second	Third	Fourth

Revenue	$2,050	$3,050	$1,346	$853
Gross profit (loss)	423	(204)	28	(516)
Net loss	(663)	(338)	(1,017)	(1,161)
Basic and diluted loss per share	(0.02)	(0.01)	(0.03)	(0.03)

______________

(a)       We wrote off the book value of a land purchase option as a loss on disposal of assets of $0.9 million during the third quarter of 2002.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of MK Gold Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of MK Gold Company and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10, the Company’s credit facility with Leucadia National Corporation expires January 2, 2004.

PricewaterhouseCoopers LLP
Salt Lake City, Utah
January 31, 2003

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2002, 2001 and 2000
(Thousands of dollars except share data )

	2002	2001	2000

REVENUE:

Product sales	$4,841	$6,002	$11,314
Mining services	—	1,297	6,088

Total revenue	4,841	7,299	17,402

COSTS AND OPERATING EXPENSES:
Product sales	2,508	6,117	7,672
Mining services	—	1,451	5,654

Total costs and operating expenses	2,508	7,568	13,326

GROSS PROFIT (LOSS)	2,333	(269)	4,076

Exploration costs	(674)	(717)	(1,018)
General and administrative expenses	(1,662)	(2,413)	(1,975)

INCOME (LOSS) FROM OPERATIONS	(3)	(3,399)	1,083

Gain (loss) on disposition of assets	(224)	202	13
Equity in loss of unconsolidated affiliate	(301)	(498)	(200)
Litigation settlement	—	566	—
Bankrupty recovery, net	318	—	—
Investment income and dividends, net	84	87	311
Interest expense	(24)	(23)	(31)

Income (loss) before income taxes	(150)	(3,065)	1,176
Income tax provision	(3)	(114)	(159)

Net income (loss)	$(153)	$(3,179)	$1,017

Basic and diluted income (loss) per common share	$(0.00)	$(0.09)	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED BALANCE SHEETS
As of December 31, 2002 and 2001
(Thousands of dollars except par value)

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,426	$1,365
Equity securities	299	—
Receivables	422	241
Inventories	173	902
Other	98	135

Total current assets	2,418	2,643

Mining properties, plant and mine development, net	65,616	56,036
Investment in unconsolidated affiliate	—	301
Restricted investment securities	1,621	750
Restricted cash	489	711
Other assets	211	—

TOTAL ASSETS	$70,355	$60,441

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$720	$746
Current portion of mine closure and reclamation liabilities	278	188
Other accrued liabilities	445	201

Total current liabilities	1,443	1,135

Line of credit-Leucadia National Corporation	31,900	29,000
Mine closure and reclamation liabilities	1,621	1,488
Deferred income tax liability	3,967	3,967

Total liabilities	38,931	35,590

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01; 80,000,000 shares authorized, 37,415,000 shares issued and 37,395,649 shares outstanding	374	374
Capital in excess of par value	82,869	82,869
Accumulated deficit	(52,987)	(52,834)
Treasury stock at cost, 19,851 shares	(19)	(19)
Accumulated other comprehensive income (loss)	1,187	(5,539)

Total stockholders’ equity	31,424	24,851

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,355	$60,441

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2002, 2001 and 2000
(Thousands of dollars except share data )

	Common Stock $0.01 Par Value	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

January 1, 2000	373	$82,773	$(50,672)	$—	$(1,431)	$31,043

Net income			1,017			1,017
Other comprehensive loss:
Net change in unrealized foreign exchange loss					(2,392)	(2,392)

Comprehensive loss						(1,375)

December 31, 2000	373	82,773	(49,655)	—	(3,823)	29,668

Net loss			(3,179)			(3,179)
Other comprehensive loss:
Net change in unrealized foreign exchange loss					(1,716)	(1,716)

Comprehensive loss						(4,895)

Restricted stock grants	1	96				97

Purchase of treasury stock				(19)		(19)

December 31, 2001	374	82,869	(52,834)	(19)	(5,539)	24,851

Net loss			(153)			(153)
Other comprehensive income (loss):
Net change in unrealized loss on investments					(66)	(66)
Net change in unrealized foreign exchange gain					6,792	6,792

Comprehensive income						6,573

December 31, 2002	$374	$82,869	$(52,987)	$(19)	$1,187	$31,424

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2002, 2001 and 2000
(Thousands of dollars)

	2002	2001	2000

OPERATING ACTIVITIES:
Net income (loss)	$(153)	$(3,179)	$1,017
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Restricted stock grant	—	97	—
Equity in loss of unconsolidated affiliate	301	498	200
Deferred income taxes	—	110	159
Depreciation, depletion and amortization	29	659	606
Bankruptcy recovery	(365)	—	—
Amortization of premium on investment securities	—	4	—
Gain (loss) on disposition of assets	224	(202)	(13)
Changes in operating assets and liabilities:
Receivables	(181)	1,301	470
Inventories	729	1,438	683
Other current assets	37	90	(17)
Restricted cash	222	(268)	(210)
Accounts payable and other accrued liabilities	218	(664)	(527)
Mine closure and reclamation liabilities	223	384	171
Deferred revenue	—	(485)	(1,187)

Net cash provided (used) by operating activities	1,284	(217)	1,352

INVESTING ACTIVITIES:
Additions to property, plant and mine development	(3,505)	(4,777)	(10,632)
Proceeds from sale of assets	671	287	84
Purchase of restricted investment securities	(1,621)	(750)	(55)
Proceeds from sale of restricted investment securities	750	854	442
Investment in unconsolidated affiliate	—	(500)	(500)

Net cash used by investing activities	(3,705)	(4,886)	(10,661)

(continued)

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS – continued
For the years ended December 31, 2002, 2001 and 2000
(Thousands of dollars)

	2002	2001	2000

FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreement –
Leucadia National Corporation	2,900	5,700	3,300
Increase in other assets	(211)	—	—
Purchase of treasury stock	—	(19)	—

Net cash provided by financing activities	2,689	5,681	3,300

EFFECT OF EXCHANGE RATES ON CASH	(207)	(212)	(118)

INCREASE (DECREASE) IN CASH	61	366	(6,127)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,365	999	7,126

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,426	$1,365	$999

Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$24	$23	$31
Income taxes paid	$3	$4	$2

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars except share data)

1.         ORGANIZATION, OPERATIONS AND BASIS OF ACCOUNTING

MK Gold Company (the “Company”) is engaged in the business of exploring for, acquiring, developing and mining mineral properties. The Company owns a 53% undivided interest in the American Girl Mining Joint Venture (the “AGMJV”), a 25% undivided interest in the Castle Mountain Venture (the “CMV”), and 100% of Cobre Las Cruces, S.A. (see Note 3). The Company is a 72.8% owned subsidiary of Leucadia National Corporation (“Leucadia”).

The Company’s principal sources of funds are its available resources of cash and cash equivalents, equity securities, cash generated from residual gold production at the Castle Mountain Mine and its credit facility with Leucadia (the “Credit Facility”). At December 31, 2002, the Company had cash and cash equivalents of $1,426, equity securities of $299 and gold bullion of $69, representing an increase in cash and cash equivalents, equity securities and gold bullion of $28 from December 31, 2001. At December 31, 2002, the Company had $8,100 of available borrowings under the Credit Facility. The Company expects that its cash and cash equivalents and available borrowings under the Credit Facility will be sufficient to cover operating expenses through 2003. However, the Company’s cash resources will not be sufficient to cover all projected costs and expenses necessary to commence mining at the Las Cruces project. Basic engineering and land acquisition activities are scheduled to begin at the project once the mining concession and initial water permits have been granted. The Company will require financing in order to proceed with basic engineering and land acquisition activities. The Company estimates that the capital cost will be approximately $290,000 to bring the Las Cruces project into production, excluding interest and other financing costs.

Critical Accounting Policies and Estimates - The preparation of financial statements in accordance with generally accepted accounting principles requires the Company to make estimates about the effect of matters that are uncertain and to make difficult, subjective and complex judgments. These estimates and assumptions affect the reported amounts in the financial statements and disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates and judgments. Actual results could differ from these estimates. The Company believes that the following accounting policies are the most critical because they have the greatest impact on the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Closure and Reclamation – The Company estimates future reclamation and mine closure costs mainly on the basis of legal and regulatory requirements. The Company accrues and charges these costs over the expected operating lives of its mines using the units-of-production method. At various times the Company reviews the adequacy of closure and reclamation accruals based on current estimates of future costs and sets aside adequate cash reserves to fund those costs. In the event that actual costs differ from those estimates, the Company’s results of operations, liquidity and financial condition will be affected.

During May 2001, mining operations ceased and closure and reclamation activities began at the Castle Mountain Mine. The Company has reviewed the closure and reclamation accrual and believes it is sufficient.

Capitalization of Development Costs – Mineral exploration costs are expensed as they are incurred. When it has been determined that a mineral property is economically viable, the Company capitalizes, as mining property costs, the cost of subsequent reserve definition and expansion and property

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars except share data)

development costs. Subsequent reserve definition and expansion costs include drilling, assaying, computer block modeling and financial evaluation. Property development costs include interest on funds borrowed to finance the acquisition and costs necessary to advance the project through the permitting and project financing stages.

The Company capitalizes, as mine development costs, all costs incurred to bring a mine into production, including land acquisition, interest, construction costs for buildings, plants, shaft sinking, permanent excavations, roads, tunnels and advance removal of overburden and waste rock.

The Company charges mining property, mine development and depreciation costs to operations using the units-of-production method based on proven and probable ore reserves. Costs relating to stockpiled ore are initially deferred as inventory costs and expensed in future periods when the ore is processed.

In the event it is determined that a property or project is no longer economically viable or that the investment is no longer recoverable, the Company will record a loss and write the investment down to its fair value.

Deferred Tax Asset and Tax Valuation Allowance - When the Company incurs a net operating loss, a deferred tax asset is recorded to offset future tax expense. When the Company believes it will not be able to use a deferred tax asset a valuation allowance is recorded against that deferred tax asset. Recording a deferred tax asset increases income and recording a valuation allowance decreases income in the period recorded. Due to past net operating losses, the Company has recorded a gross deferred tax asset of approximately $20,279 as of December 31, 2002. The Company has also recorded a valuation allowance against a substantial portion of this asset. In the future, if the Company were to determine that it would be able to use all or a portion of its deferred tax asset, an adjustment would increase income in that period.

Principles of Consolidation - The Company owns an undivided interest in each asset and, pursuant to its agreements, is severally liable for its share of each liability of the AGMJV and the CMV. The consolidated financial statements include the Company’s pro rata share of each of the joint ventures’ assets, liabilities, revenues and expenses, after elimination of intercompany accounts. The Company does not recognize losses from joint ventures in excess of its pro-rata share unless the other venturer’s ability to absorb such losses is uncertain and the Company determines that underwriting the other venturer’s share of losses is in the best long-term interest of the Company. The consolidated financial statements also include the accounts of the Company and its wholly-owned subsidiaries, after elimination of intercompany accounts.

Cash Equivalents - Cash equivalents consist of investments in short-term commercial paper, having a remaining maturity at date of acquisition of three months or less, and money market mutual funds.

Restricted Cash and Investments – The CMV is funding its future reclamation liabilities by establishing separate bank and investment accounts for the funds. The funding amount is based on the estimated ultimate net liability. The AGMJV funded a restricted cash and investment account which has been utilized for reclamation of the AGMJV mine property.

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

Property Evaluation - Recoverability of investments in mining properties is evaluated periodically. Estimated future net cash flows from each property are calculated using estimates of proven and probable ore reserves, estimated future metal prices (considering historical and current prices, price trends and related factors) and operating capital and reclamation costs on an undiscounted basis. Impairment is measured based on discounted future net cash flows.

Deferred Stripping Costs - The costs of waste stripping in excess of the expected mine life average stripping ratio are deferred and charged to production on a units-of-production method when the actual ratio of waste mined to ore processed is less than the mine life average. Deferred stripping costs were fully amortized to expense as of December 31, 2000.

Mine Closure, Reclamation, and Environmental Remediation of Mined Areas - The Company is subject to federal, state, local and foreign environmental laws and regulations. The Company has put in place ongoing pollution control and monitoring programs at its mine sites, and posted surety bonds as required for compliance with state and local closure, reclamation and environmental obligations, including reclamation. Estimated future reclamation and mine closure costs are based principally on legal and regulatory requirements and are accrued and charged over the expected operating lives of the Company’s mines on a units-of-production method. Ongoing reclamation activities are expensed in the period incurred. The net provision for mine closure and reclamation liabilities charged to operations totaled $321, $383 and $309 for the years ended December 31, 2002, 2001 and 2000, respectively.

Income Taxes - The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes.

Revenue Recognition - Revenue from product sales is recognized when title and risk of ownership transfers to customers. Mining services revenue is recognized based on quantities of materials moved. The revenue recognized for each unit of material moved is determined on an individual pit basis.

Forward Sales Activities - The Company enters into forward sales contracts to establish a price on certain ounces of gold it produces. These contracts are exempt from SFAS No. 133 since they qualify as normal purchases and sales under the normal purchases and sales exemption contained in SFAS No. 138. Gains and losses realized on such instruments, as well as any cost or revenue associated therewith, are recognized as sales when the related production is delivered to customers. The margin agreement associated with these contracts may require the posting of collateral.

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars except share data)

Earnings Per Share - For each of the three years in the period ended December 31, 2002, there were no differences in the numerators for the basic and diluted per share computations. These numerators were $(153), $(3,179) and $1,017 for 2002, 2001 and 2000, respectively. The denominators for basic per share computations were 37,395,649, 37,350,060 and 37,320,000 for 2002, 2001 and 2000, respectively. There were no differences in the denominators for diluted per share computations. Options to purchase 1,910,000, 1,890,000 and 2,090,000 weighted average shares of common stock outstanding during 2002, 2001 and 2000, respectively, were not included in the computation of diluted per share amounts because they were antidilutive.

Stock Options - The Company accounts for stock options granted using Accounting Principles Board APB Opinion 25. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share would have changed to the pro forma amounts indicated below:

	Year Ended December 31,

	2002	2001	2000

Net income as reported	$(153)	$(3,179)	$1,017
Deduct: Total stock-based compensation expense determined using the fair value method for all awards, net of related tax effects	(26)	(23)	(135)

	$(179)	$(3,202)	$882

Net income per share:
Basic – as reported	$(0.00)	$(0.09)	$0.03
Basic – pro forma	$(0.00)	$(0.09)	$0.02
Diluted – as reported	$(0.00)	$(0.09)	$0.03
Diluted – pro forma	$(0.00)	$(0.09)	$0.02

Translation of Foreign Currency - Foreign currency denominated investments and subsidiary financial statements are translated into U.S. dollars at current exchange rates, except that revenues and expenses are translated at average exchange rates during each reporting period; resulting translation gains (losses) are reported as a component of other comprehensive income (loss). Net realized foreign exchange gains (losses) were not material for the years ended December 31, 2002, 2001 and 2000. Net unrealized foreign exchange gains and (losses) were $1,253 and $(5,539) at December 31, 2002 and 2001 respectively.

Recently Issued Accounting Standards - In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset.

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars except share data)

The Company has adopted SFAS No. 143 as of January 1, 2003. The adoption of SFAS No. 143 did not have a significant effect on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses issues related to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires a liability be recognized at fair value for costs associated with exit or disposal activities only when a liability is incurred as opposed to at the time the Company commits to an exit plan. The Company does not believe that the adoption of SFAS No. 146 will have a significant effect on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” SFAS No. 148, which is effective for years ending after December 15, 2002, provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a significant effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation Number, or FIN, 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS No. 5, 57, and 107 and rescission of FIN 34).” FIN 45 requires a guarantor for certain guarantees to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applied on a prospective basis to guarantees issued or modified after December 31, 2002. In addition, FIN 45 modified the disclosure requirements for such guarantees effective for interim or annual periods ending after December 15, 2002. The Company does not believe that the adoption of FIN 45 will have a significant effect on its financial position or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” FIN 46 addresses consolidation of variable interest entities, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have a sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. The Company does not believe that the adoption of FIN 46 will have a significant effect on its financial position or results of operations.

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars except share data)

2.         PROVISION FOR MINE CLOSURE AND RECLAMATION

The gold reserves at the Castle Mountain Mine were exhausted in May 2001. At that time, mining operations ceased and closure and reclamation began. Residual gold production is expected to continue into 2004 as a result of continued leaching.

The Company has accrued $1,809 for its share of closure and reclamation costs at the CMV. The CMV has set aside a cash reserve to fund the projected closure and reclamation costs. The Company’s share of this fund was $2,010 at December 31, 2002. The Company has reviewed the closure and reclamation accrual and believes it is sufficient to offset the estimated costs of closure and reclamation.

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

4.         INVESTMENTS

At December 31, 2002, the Company had investments of $1,920, consisting of U.S. government agency bonds and notes of $1,621 relating to restricted investments at the CMV and equity securities of $299 relating to a bankruptcy recovery (Note 11). At December 31, 2001, the Company had investments of $750, consisting of U.S. government agency bonds and notes relating to restricted investments at the CMV. The investments have been classified as available-for-sale. The investments are reported at fair value with unrealized gains and losses, if any, recorded as a component of other comprehensive income. The estimated fair value of the government agency bonds and notes approximate amortized cost. The cost basis of the equity securities at December 31, 2002 is $365 and an unrealized loss on investment of $66 has been recorded to report the securities at their fair value of $299. Investments by contractual maturity at December 31, 2002 and 2001 are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalities.

	December 31

	2002	2001

Due in one year or less	$—	$—
Due after one year through five years	1,621	750

Total	$1,621	$750

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars except share data)

5.         UNCONSOLIDATED AFFILIATE

In July 2000, the Company acquired 20 of 39 limited partner units of Peru Exploration Venture LLLP, an Arizona limited liability limited partnership. The partnership was formed in June 2000 with Bear Creek Mining Company, an Arizona corporation, as the general partner. The principal objective of the partnership is to acquire precious and base metal properties in Peru. The Company’s commitment to the partnership was $1 million over a two-year period, which it had fully funded as of December 31, 2001. The Company has no continuing obligation with respect to partnership activities.

The Company accounts for this investment using the equity method of accounting. The book value of the investment at December 31, 2002 is zero and the Company will book no future losses relating to the investment in this partnership. The Company’s share of loss from the partnership for the years ended December 31, 2002, 2001 and 2000 was $301, $498 and $200, respectively.

On May 29, 2002, the partnership entered into a letter agreement with EVEolution Ventures, Inc., a Canadian capital pool company listed on the TSX Venture Exchange, pursuant to which EVEolution Ventures will acquire all outstanding limited partnership interests and all outstanding shares of Bear Creek Mining Company in exchange for shares in EVEolution. If this transaction is completed, EVEolution will be a publicly traded mineral exploration company and the Company will be a minority shareholder of EVEolution.

6.         INVENTORIES

The components of inventory are shown below:

	December 31

	2002	2001

Gold bullion	$69	$401
Ore and in-process	58	441
Materials and supplies	46	60

	$173	$902

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars except share data)

7.             MINING PROPERTIES, PLANT AND MINE DEVELOPMENT

The components of mining properties, plant and mine development are shown below:

	2002	2001

Mining properties	$65,201	$59,105
Mine development	6,050	6,050
Plant and equipment	5,896	12,144

	77,147	77,299

Less accumulated depreciation, depletion and amortization	(11,531)	(21,263)

	$65,616	$56,036

Interest capitalized to mining properties was $1,417, $1,836 and $1,902 for the years ended December 31, 2002, 2001 and 2000, respectively.

Maintenance and repair expenses charged to operations were $27, $656 and $3,199 for the years ended December 31, 2002, 2001 and 2000, respectively.

8.             INDUSTRY SEGMENT INFORMATION

The Company is not economically dependent on a limited number of customers for the sale of its gold because gold commodity markets are well-developed worldwide. The Company operates primarily in two industry segments, gold sales and copper project. The Company’s third industry segment, mining services, was active through the second quarter of 2001, when mining operations ceased at the Castle Mountain Mine. All of the Company’s mining service revenues were derived from the CMV. During 1999, the Company acquired the Las Cruces project, which is a copper project in the development stage. All copper project assets relate to the Las Cruces project and are located in Spain.

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars except share data)

	Year Ended December 31

	2002	2001	2000

Revenue:
Gold sales	$4,841	$6,002	$11,314
Mining services	—	1,729	8,118
Corporate and eliminations	—	(432)	(2,030)

Total revenue	$4,841	$7,299	$17,402

Gross profit (loss):
Gold sales	$2,333	$(115)	$3,642
Mining services	—	(154)	434
Corporate and eliminations	—	—	—

Total gross profit (loss)	$2,333	$(269)	$4,076

Identifiable assets:
Gold sales	$2,387	$2,097	$4,737
Mining services	—	—	1,136
Copper project	65,567	55,491	53,381
Corporate and eliminations	2,401	2,853	1,069

Total assets	$70,355	$60,441	$60,323

Depreciation, depletion and amortization:
Gold sales	$—	$569	$410
Mining services	—	6	28
Copper project	—	—	73
Corporate and eliminations	29	84	95

Total depreciation, depletion and amortization	$29	$659	$606

Capital expenditures:
Gold sales	$—	$—	$386
Mining services	—	19	—
Copper project	3,487	4,754	10,208
Corporate and eliminations	18	4	38

Total capital expenditures	$3,505	$4,777	$10,632

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars except share data)

9.             INCOME TAXES

The provision for income taxes consists of:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000

Currently payable:
U.S. federal	$—	$—	$—
State	3	4	—

Total currently payable	3	4	—

Deferred:
U.S. federal	—	102	139
State	—	8	20

Total deferred	—	110	159

Total	$3	$114	$159

Deferred tax assets and liabilities consist of the following:

	December 31, 2002			December 31, 2001

	Assets	Liabilities	Total	Assets	Liabilities	Total

Depreciation, depletion and amortization		$(2,106)	$(2,106)		$(1,609)	$(1,609)
Reclamation and other liabilities	1,020		1,020	933		933
Inventory valuation	7		7	23		23
AMT credit	140		140	140		140
Net operating losses	19,112		19,112	18,647		18,647
Valuation allowance	(18,173)		(18,173)	(18,134)		(18,134)

Basis difference in mining properties		(3,967)	(3,967)		(3,967)	(3,967)

	$2,106	$(6,073)	$(3,967)	$1,609	$(5,576)	$(3,967)

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred tax asset reflects management’s estimate of the amount which will be realized from future taxable income of the character necessary to recognize such asset.

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars except share data)

Due to past net operating losses, the Company has recorded a gross deferred tax asset of approximately $20,279 as of December 31, 2002. The Company has also recorded a valuation allowance of $18,173 against this asset, resulting in a net deferred tax asset of $2,106. Deferred tax liabilities are partly offset by this deferred tax asset, resulting in a net deferred tax liability of $3,967.

The provision for income taxes differs from the amounts computed by applying the U.S. corporate income tax statutory rate of 34% for the following reasons:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000

U.S. corporate income tax (benefit) provision at statutory rate	$(51)	$(1,042)	$346
Valuation reserve	39	1,228	(240)
State income taxes, net of federal tax (benefit) provision	(8)	(153)	51
Other, net	23	81	2

Provision for income tax expense	$3	$114	$159

10.       LINE OF CREDIT

At December 31, 2002, the amount of the Credit Facility was $40,000 and borrowings of $31,900 were outstanding under the Credit Facility. At December 31, 2001, the amount of the Credit Facility was $35,000 and borrowings of $29,000 were outstanding under the Credit Facility. Through various amendments, the most recent of which was effective September 30, 2002, the Credit Facility was amended to increase the amount to $40,000 and to extend the expiration to January 2, 2004. Loans outstanding under the Credit Facility bear interest equal to the prime rate and interest and commitment fees are payable quarterly. The prime rate at December 31, 2002 was 4.25%. The Credit Facility may be terminated by Leucadia on December 15 of any year, provided Leucadia notifies the Company of such termination prior to September 15 of such year. Leucadia has notified the Company that it does not intend to terminate the Credit Facility prior to January 2, 2004. As the Credit Facility with Leucadia is a variable-rate loan and as there has been no significant change in credit risk associated with the Credit Facility, the fair value of the Credit Facility is equal to its carrying value. The Company expects that it will repay the Credit Facility in connection with its financing activities for the Las Cruces project.

11.       BANKRUPTCY RECOVERY

As part of a court approved bankruptcy settlement, unsecured creditors of Washington Group International, Inc. will receive 15% of the common stock of Washington Group. As an unsecured creditor, in the second quarter of 2002, the Company received an initial distribution of 13,889 shares and warrants to purchase an additional 23,667 shares of Washington Group, with a combined market value of $0.3

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars except share data)

million. The Company recorded this amount as income in the second quarter. In the third quarter of 2002, the Company received an additional distribution of 4,845 shares and warrants to purchase an additional 8,257 shares of Washington Group, with a combined market value of $0.1 million. The Company recorded this amount, net of related legal expenses, as income in the third quarter.

12.       GAIN (LOSS) ON DISPOSAL OF ASSETS

During 2002, the Company decided not to renew a purchase option on a portion of the land needed to develop the Las Cruces Project. Management believes that the purchase price of the option is significantly above the market value of the land and that the Company will be able to acquire the land either through negotiations with the landowner or through expropriation. The Company wrote off the book value of the land purchase option as a loss on disposal of assets of $884 during the third quarter of 2002. This loss was partially offset by a $620 gain on disposal of mining equipment and other assets at the Castle Mountain Mine during 2002.

13.       BENEFIT PLANS

The Company maintains a 401(k) Savings Plan (the “Plan”) for all full-time active employees and matches 50% of employee contributions to the Plan up to 5% of eligible pay. Cost of the Plan was $22, $43 and $67 for the years ended December 31, 2002, 2001 and 2000, respectively.

14.       COMMITMENTS AND CONTINGENCIES

Litigation - The Company is subject to various litigation which arises in the course of its business. Based on discussions with counsel, management is of the opinion that such litigation will have no material adverse effect on the financial position of the Company, its results of operations or liquidity.

Environmental - The Company’s mining operations and exploration activities are subject to various federal, state, local and foreign laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. The Company’s policy is to conduct its business in a manner that safeguards public health and mitigates the environmental effects of its mining operations. To comply with these laws and regulations, the Company has made and in the future may be required to make capital and operating expenditures. The Company does not anticipate incurring any material unforeseen capital or operating expenditures for environmental compliance during 2003.

Surety bonds and letters of credit totaling $2,422 (of which the Company’s share is $740) have been provided as required by various governmental agencies for environmental protection, including reclamation bonds at the American Girl Mine and Castle Mountain Mine.

Product Sales Commitments - The Company sells gold at spot and under forward sales contracts. Realization under these contracts is dependent upon the counterparties performing in accordance with the terms of the contracts. The Company does not anticipate nonperformance by the counterparties. The risks associated with forward sales contracts are generally twofold. First, production may not be available to deliver gold against the contracts; and second, the strike price of the forward sales contracts limits the amount of upside potential if the price of gold increases above the sales contract strike price. Under the

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars except share data)

Company’s forward sales policy and production levels, it is unlikely that the Company would not have gold to fulfill the contracts.

These forward sale contracts allow the Company to select maturity and delivery dates. This flexibility allows the Company to sell gold into the spot market when conditions are favorable, while at the same time retaining the benefits of the contango, or premium, that is paid for gold when delivered in settlement of forward sales contracts at maturity. At December 31, 2002, the Company had no ounces of gold sold under forward sales contracts.

Other - The CMV is committed to pay royalties to landowners generally based on a percent of refined gold bullion. Effective net smelter return royalties paid as a percent of the realized gold price were 1.0%, 1.3% and 0.7% for the years ended December 31, 2002, 2001 and 2000, respectively.

The CMV rents certain mining equipment under non-cancelable operating leases with terms generally varying from one to four years. The Company’s share of rental expense charged to operations was $35 in 2002, $105 in 2001 and $129 in 2000. The Company’s share of the minimum annual rentals (exclusive of property tax and maintenance costs) relating to this equipment under leases in effect at December 31, 2002 are $15 for 2003 and none for 2004.

The Company rents certain equipment and office and storage properties under non-cancelable operating leases with terms varying from one to five years. Rental expense relating to these properties and equipment charged to operations was $171 in 2002. The Company had no non-cancelable operating leases in 2001 or 2000. Minimum annual rentals (exclusive of taxes) relating to these properties and equipment under leases in effect at December 31, 2002 are $185 for 2003, $115 for 2004, $109 for 2005 and $5 for 2006 and 2007, respectively.

15.       RELATED PARTY TRANSACTIONS

The Company’s joint venture partner, Viceroy Resource Corp. (“Viceroy”), is the manager of the CMV and, as such, is entitled to receive a management fee of 1% of capital expenditures and 2% of allowable costs as defined in the Castle Mountain Venture Agreement. Management fees charged by Viceroy attributable to the Company amounted to $21, $60 and $127 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company is the manager of the AGMJV and under the terms of the American Girl Mining Joint Venture Agreement is entitled to receive a management fee. Management fees received by the Company amounted to $14 for the year ended December 31, 2002, $14 for the year ended December 31, 2001 and $32 for the year ended December 31, 2000.

The Company performed contract mining services for the CMV until May 2001. Mining services revenue recognized by the Company (before intercompany eliminations) was $1,729 for the year ended December 31, 2001 and $8,118 for the year ended December 31, 2000.

For the years ended December 31, 2002, 2001 and 2000, approximately $1,441, $1,859 and $1,933, respectively, in interest and commitment fees were paid to Leucadia under the Credit Facility. For

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars except share data)

the years ended December 31, 2002, 2001 and 2000, approximately $1,417, $1,836 and $1,902, respectively, in interest relating to the Las Cruces project was capitalized.

16.       STOCK PLANS

Stock Option Plan for Non-Employee Directors - The Company has 180,000 authorized options in a non-employee director stock option plan. These options are awarded at 50% of the fair market value of the stock on the date of the award and expire 10 years after the date of grant. Compensation expense is then recognized equally over the three year vesting period. As of December 31, 2002, 60,000 non-employee director stock options are outstanding and 120,000 non-employee director stock options are available for grant.

Stock Incentive Plan - The Company has a stock incentive plan which allows for a maximum of 2,500,000 options to be awarded. Options granted under the stock incentive plan have an exercise price equal to the fair market value of the stock on the date of grant, vest over one to three years and expire 10 years after the date of grant.

The following table summarizes the stock plan activities for both the non-employee director and stock incentive plans:

	Number of Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

Balance, December 31, 1999	2,200,000	$1.68	2,004,163	$1.74
Granted	105,000	0.84	—	—
Exercised	—	—	—	—
Vested during year	—	—	145,837	1.22
Cancelled	(90,000)	1.37	(60,000)	1.81

Balance, December 31, 2000	2,215,000	$1.66	2,090,000	$1.70
Granted	—	—	—	—
Exercised	—	—	—	—
Vested during year	—	—	50,000.93
Cancelled	(250,000)	1.58	(250,000)	1.58

Balance, December 31, 2001	1,965,000	$1.66	1,890,000	$1.69
Granted	100,000	0.58	—	—
Exercised	—	—	—	—
Vested during year	—	—	50,000	0.93
Cancelled	(30,000)	2.91	(30,000)	2.91

Balance, December 31, 2002	2,035,000	$1.59	1,910,000	$1.65

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars except share data)

The following table summarizes information for options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable

Range of Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price

$0.58-1.22	325,000	7.92	$0.79	200,000	6.88	$0.88
$1.23-1.83	1,650,000	4.09	1.70	1,650,000	4.09	1.70
$1.84-2.79	15,000	2.00	2.72	15,000	2.00	2.72
$2.80-3.09	45,000	1.00	3.09	45,000	1.00	3.09

$0.81-3.09	2,035,000	4.62	$1.66	1,910,000	4.27	$1.65

The fair value of stock-based awards to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,

	2002	2001	2000

Risk-free interest rate	0.0449	0.0634	0.0634
Expected life	7 years	7 years	7 years
Expected volatility	0.2	0.2	0.2
Expected dividend yield	0	0	0

The weighted average fair value of options granted during the years ended December 31, 2002, 2001 and 2000 is as follows:

Options with an exercise price equal to the market price on the grant date:

	2002	2001	2000

Fair value of each option granted	$0.58	$—	$0.97
Total number of options granted	100,000	—	75,000
Total fair value of all options granted	$57,500	$—	$102,300

Options with an exercise price less than the market price on the grant date:

	2002	2001	2000

Fair value of each option granted	$—	$—	$0.985
Total number of options granted	—	—	30,000
Total fair value of all options granted	$—	$—	$29,550

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following schedule contains the names and certain information regarding all of our directors and executive officers, as of March 21, 2003:

Name	Age	Position

G. Frank Joklik	74	Chairman of the Board and Chief Executive Officer

Donald L. Babinchak	67	President

Ian M. Cumming	62	Director

John C. Farmer	53	Chief Financial Officer, Secretary and Treasurer

Larry L. Lackey	67	Director of Exploration

Thomas E. Mara	57	Director

James P. Miscoll	68	Director

H. E. Scruggs	46	Director

Robert S. Shriver	49	Director

Joseph S. Steinberg	59	Director

Thomas G. White	59	Manager of Operations

G. Frank Joklik has served as our Chairman of the Board since June 30, 1998, and has served as a director since June 6, 1995. Mr. Joklik served as our President and Chief Executive Officer from November 1, 1995 through June 30, 1998. Concurrent with his appointment as Chairman of the Board, Mr. Joklik took a leave of absence from his position as President and Chief Executive Officer. Mr. Joklik returned from leave of absence to his position as Chief Executive Officer during the second quarter of 1999. Mr. Joklik was formerly the President and Chief Executive Officer of Kennecott Corporation.

Donald L. Babinchak has served as our President since June 30, 1998. Mr. Babinchak has also served as our Director of Human Resources since March 25, 1996. Mr. Babinchak was formerly Vice President of Human Resources and Administration of Kennecott Corporation. Mr. Babinchak changed from full-time to part-time employment in November 2001 and returned to full-time employment in March 2003.

Ian M. Cumming was elected to our Board of Directors in June 1995. Mr. Cumming has served as a Director and Chairman of the Board of Directors of Leucadia National Corporation since 1978. He also serves as Chairman of the Board of The FINOVA Group Inc. and as a Director of Skywest, Inc., Allcity Insurance Company, HomeFed Corporation, Carmike Cinemas, Inc. and WilTel Communications Group, Inc. Mr. Cumming serves on the Executive and Audit Committees of the Board of Directors.

III-1

John C. Farmer has served as our Chief Financial Officer since June 30, 1998. Mr. Farmer has also served as our Controller, Treasurer and Secretary since April 25, 1996. Mr. Farmer was formerly the Chief Financial Officer of Dyno Nobel Inc.

Larry L. Lackey has served as our Director of Exploration since October 1, 1999. Mr. Lackey has also served as our Chief Geologist since August 23, 1995. He was formerly Regional Vice President-Central America and the Caribbean for Independence Mining Company, Inc. Mr. Lackey changed from full-time to part-time employment in November 2001 and returned to full-time employment in March 2003.

Thomas E. Mara was elected to our Board of Directors on February 10, 2000. Mr. Mara has served as Executive Vice President of Leucadia National Corporation since 1980 and as Treasurer since 1993. He also serves as a Director for Allcity Insurance Company and The FINOVA Group Inc.

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

H. E. Scruggs was elected to our Board of Directors in March 2001. Mr. Scruggs has served as Vice President of Leucadia National Corporation since August 2002 and from March 2000 through December 2001. Mr. Scruggs has also served in the following capacities with the following subsidiaries of Leucadia: Chairman of the Board of Directors of American Investment Bank, N.A. since 1997; President and Chief Executive Officer of Empire Insurance Company since September 2000; Chairman of Conwed Plastics since January 2002; and a Senior Vice President of WilTel Communications Group, Inc. since October 2002. Mr. Scruggs was on the faculty of the Department of Political Science at Brigham Young University from 1991 to 1996 and served as Chief of Staff to the Governor of Utah from 1988 to 1991. Mr. Scruggs is a member of the Utah Bar.

Robert S. Shriver was elected to our Board of Directors in 1993. Mr. Shriver is President of RSS, Inc. A television, film and record producer, he is a Director and Co-founder of the DATA Foundation, a Director of the Crossroads at Antigua Foundation, and Vice-Chairman of the California State Parks System. Mr. Shriver serves on the Compensation and Audit Committees of the Board of Directors.

Joseph S. Steinberg was elected to our Board of Directors in June 1995. Mr. Steinberg has served as a Director of Leucadia National Corporation since 1978 and as President since 1979. He also serves as Chairman of the Boards of Allcity Insurance Company and HomeFed Corporation, and as a Director of The FINOVA Group Inc., White Mountains Insurance Group, Ltd., Jordan Industries, Inc. and WilTel Communications Group, Inc.

Thomas G. White joined us as Vice President of Operations on October 8, 1993. On August 5, 1996, Mr. White's title was changed to Manager of Operations. Before joining us, Mr. White served as a mining executive for the gold operations of Hemostat Mining Co., located in San Francisco, California.

Our board of directors is divided into three classes, Class I, Class II and Class III, with each class as nearly equal in number as possible. The board has fixed the number of directors at eight, three of whom are members of Class I, three of whom are members of Class II, and two of whom are members of Class III. There is currently one vacancy in Class II. Each class serves for three years, with the terms of office of the respective classes expiring in successive years. The terms of the members of Class II, who are Messrs. Scruggs and Shriver, expire in 2003, the terms of the members of Class I, who are Messrs. Cumming,

III-2

Steinberg and Joklik, expire in 2004 and the terms of the members of Class III, who are Messrs. Mara and Miscoll, expire in 2005. Our executive officers serve at the pleasure of our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of the outstanding shares of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies. Based solely upon a review of the copies of these forms furnished to us and written representations from certain reporting persons, we believe that for the year ended December 31, 2002 all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning compensation paid by us and our subsidiaries to our chief executive officer, our president, and our manager of operations and vice president (whom we refer to collectively as our “named executive officers”) for the years ended December 31, 2002, 2001 and 2000. None of our other executive officers received a total annual salary and bonus in excess of $100,000 during these periods.

Summary Compensation Table

Name and Principal Position(s)	Year	Salary ($)	Securities Underlying Options (#)	All Other Compensation ($)

G. Frank Joklik	2002	150,000	—	5,146(b)
Chief Executive	2001	150,000	—	5,143
Officer	2000	150,000	—	5,119

Donald L. Babinchak	2002	65,000	—	2,928(c)
President(a)	2001	123,719	—	4,363
	2000	130,000	—	5,424

Thomas G. White	2002	128,000	—	3,980(d)
Manager of	2001	128,000	—	3,974
Operations and Vice	2000	128,000	—	3,974
President

______________

(a)       Mr. Babinchak changed from full-time to part-time employment in November 2001 and returned to full-time employment in March 2003.

(b)       Consists of 401(k) matching contributions of $3,910 and life insurance premiums of $1,236.

(c)       Consists of 401(k) matching contributions of $1,709 and life insurance premiums of $1,219.

(d)       Consists of 401(k) matching contributions of $3,206 and life insurance premiums of $774.

III-3

Stock Options

No options to purchase our common stock were granted to our named executive officers during 2002. We have never granted any freestanding stock appreciation rights. None of our named executive officers exercised any options during 2002.

The following table provides information as to options exercised by each of our named executive officers during 2002 and the value of options held by each of our named executive officers at December 31, 2002 measured in terms of the average sale price reported for our common stock on December 30, 2002 ($0.42, as reported on the OTC Bulletin Board).

Aggregate Option Exercises in 2002
and Option Values at 12/31/2002

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2002 (#) Exercisable/Unexercisable	Value of Unexercised In- the-Money Options at December 31, 2002 ($) Exercisable/Unexercisable

G. Frank Joklik	—	—	900,000/0	—
Donald L. Babinchak	—	—	250,000/0	—
Thomas G. White	—	—	125,000/0	—

Employee Incentive Compensation and Savings Plans

Executive Incentive Plan. We have an executive incentive plan whereby our key officers and employees may earn bonuses. Participants in the executive incentive plan are selected by our compensation committee based on their level of responsibility, salary, and past and prospective contributions to our business and growth. Bonus payments are determined by our compensation committee.

Under the executive incentive plan, cash awards may be made to individuals from an award fund established annually by us. The amount of the award fund will be based on criteria established by the compensation committee. The criteria may be described in terms of company-wide objectives, such as net income, return on capital and cash flow, or similar objectives related to performance. The amount of the award fund for any year may not in any event exceed 9.55% of our net profit after taxes for such year. Each participant potentially may receive an award from the award fund up to a specified percentage of the participant’s base salary, which percentage generally ranges from 20% to 50% depending on the participant’s base salary and organizational duties. The compensation committee may modify individual awards but in no event may the compensation committee increase by more than 50% the award otherwise payable. Awards are subject to forfeiture if a participant’s employment terminates prior to receipt of the award, unless termination is due to retirement, death, permanent disability or, after a change in our control, unless termination is by us for cause (as defined in the plan) or is by the participant without good reason (as defined in the plan). No awards were made under the executive incentive plan for the year ended December 31, 2002.

Long-Term Incentive Plan. We have a long-term incentive plan whereby our officers and employees may earn bonuses. Under the long-term incentive plan, cash awards may be made, based on a comparison of us at the end of an initial three-year period (ended December 31, 1996), and each rolling three-year period thereafter, against total shareholder return for other companies in the same industry. In

III-4

the event of a change in control (as defined in the plan), each active participant would be entitled to receive a pro rata portion of the benefit payable under the plan for any pending performance period (based on 30-day average closing prices as of the month immediately preceding the month in which the change in control occurs) as soon as practicable following the change in control. No awards have been made under this plan.

Stock Incentive Plan. We have a stock incentive plan, pursuant to which awards of stock options, stock appreciation rights and restricted stock may be made to our officers and key employees. The stock incentive plan is administered by our compensation committee, no voting member of which may be our employee or be eligible to receive awards under the stock incentive plan. A maximum of 2,500,000 shares of our common stock are authorized to be issued pursuant to the stock incentive plan. As of March 21, 2003, awards covering 1,975,000 shares of common stock were outstanding under the stock incentive plan and 332,034 shares were available for awards under the plan. Under the stock incentive plan, awards are not considered to have been made with respect to options or stock appreciation rights that terminate without being exercised.

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

Generally, options awarded under the stock incentive plan have a term of 10 years, subject to acceleration in the event of a change in the our control and in certain other events, including retirement after age 65, death, and disability. Pursuant to the stock incentive plan, the compensation committee will review from time to time and may revise any of the foregoing vesting or other requirements as they apply to eligible participants.

Savings Plan. We have adopted a tax-qualified retirement plan, or savings plan, with a salary deferral feature within the meaning of Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees of us and of certain affiliates are eligible to participate in the savings plan, provided, among other things, that they are at least 21 years of age and U.S. citizens or lawfully admitted residents.

Pursuant to the salary deferral feature of the savings plan, each participant may elect to reduce his or her compensation by between 1% and 15%, but not more than $12,000 (for 2003) per year, adjusted for changes in the cost of living and subject to non-discrimination limits under the Internal Revenue Code. We will contribute these compensation deferrals to the savings plan. We have also agreed to match 50% of the first 5% of eligible employee compensation deferrals to the savings plan. We retain the right to make additional non-elective contributions to help satisfy federal non-discrimination requirements.

Savings plan deferrals (including matching contributions) are allocated to accounts in the name of the participants and invested at their direction in investment funds which have been chosen by the savings plan committee under the savings plan.

A participant’s retirement benefit under the savings plan is dependent upon the participant’s vested account balance at the time of distribution. The value of such account is dependent upon how well the participant invests his or her deferrals (including matching contributions) over the period of time he or she participates in the savings plan. Compensation deferrals are always fully vested. Matching contributions are fully vested upon completion of one year of service, or attainment of age 65, death or total disability.

III-5

Distribution of the vested balance of a participant’s account is to be made in a single cash payment within one year after termination of employment, reaching age 65 or death, unless the account balance exceeds $5,000, in which case distribution is made at age 65 or earlier if the participant consents.

Director Compensation

Cash Compensation. Directors who are not our employees receive a fee of $7,500 per year, plus $500 for each board meeting attended, and $250 for each standing committee meeting attended. Non-employee directors are also reimbursed by us for reasonable and necessary expenses incurred in connection with their services as directors. We do not have any consulting agreements with our directors and no director received compensation for consulting services during 2002.

Stock Option Plan for Non-Employee Directors. We have a stock option plan for non-employee directors, the purpose of which is to encourage the highest level of performance from those members of the board of directors who are not our employees by providing such non-employee directors with a proprietary interest in the financial success. Under the plan, we may grant non-employee directors discounted options to purchase 30,000 shares of our common stock.

The purchase price per share for shares covered by each option award under the stock option plan for non-employee directors is equal to 50% of the fair market value per share on the date of grant. Options granted under the plan are non-transferable and non-assignable by the participant other than by will or by the laws of descent and distribution. The options granted under the plan vest over a three-year period in annual increments of one-third on each anniversary of the date of grant for participants who continue to serve on the board of directors. If a participant ceases to be a member of the board of directors for any reason except termination for cause, all vested options then held are exercisable for a period of three years and all unvested options terminate 30 days after the participant ceases to be a member of the board of directors. If a participant is terminated for cause, all vested options are exercisable for a period of 30 days and all unvested options automatically terminate.

Options for 15,000 shares were granted to each of Messrs. Shriver and Miscoll on December 17, 1993 at an exercise price of $3.09375 per share, all of which have vested in accordance with their terms. In addition, options for 15,000 shares were granted to Mr. Miscoll on July 14, 1994, at an exercise price of $2.71880 per share, all of which have vested in accordance with their terms.

Upon their election to the board of directors in June 1995, each of Messrs. Cumming and Steinberg were granted an option under the stock option plan for non-employee directors to purchase 30,000 shares of common stock. Upon his election to the board of directors in February 2000, Mr. Mara was granted options under the stock option plan for non-employee directors to purchase 30,000 shares of common stock. Effective August 14, 2000, Messrs. Cumming, Mara and Steinberg entered into stock option termination agreements with us, pursuant to which their options were terminated. Upon his election to the board of directors in March 2001, Mr. Scruggs was not granted any options under the stock option plan for non-employee directors.

Options to purchase 15,000 shares of common stock at an exercise price of $2.71880, which are held by one of our former directors, remain outstanding. All of these options have vested in accordance with their terms. Unless exercised, these options will expire on December 17, 2003.

Compensation Committee Interlocks and Insider Participation

Our compensation committee consists of three non-employee directors. During the year ended December 31, 2002, the members of the compensation committee were James P. Miscoll and Robert S. Shriver. There is one vacancy on the committee. During the last fiscal year, none of our executive officers

III-6

served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) or as a director of another entity, one of whose executive officers served as a member of our compensation committee or as one of our directors.

III-7

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding persons known by us to beneficially own, as defined by Rule 13d-3 under the Securities Exchange Act of 1934, more than 5% of our common stock as of March 21, 2003, based solely on information regarding such ownership available to us in filings by such beneficial owners with the SEC on Schedules 13D and 13G. The following table also sets forth information regarding beneficial ownership of our common stock as of March 21, 2003, by our directors and the named executive officers and by our directors and executive officers as a group.

Name and Address of Beneficial Owner (a)	Number of Shares and Nature of Beneficial Ownership (b)		Percent Of Class

Certain Beneficial Owners:
Leucadia National Corporation
315 Park Avenue South
New York, NY 10010	27,212,735		72.8
Group consisting of: Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., MGP Advisors Limited Partnership, AWM Investment Company, Inc. Austin W. Marxe and David Greenhouse 153 East 53 Street New York, New York 10022	3,420,300	(c)	9.1
Directors:
H.E. Scruggs	—		—
T.E. Mara	—		—
J.P. Miscoll	82,100	(d)	*
R.S. Shriver	60,000	(e)	*
I.M. Cumming	—	(f)	—
J.S. Steinberg	—	(f)	—
G.F. Joklik	1,000,000	(g)	2.7
Nondirector Named Executive Officers:
D.L. Babinchak	260,000	(h)	*
T.G. White	131,575	(i)	*
All Directors and Executive Officers as a Group (11 persons)	1,880,675	(j)	5.0

III-8

______________

      *    Less than 1%

   (a)   Unless otherwise indicated, the business address of each person listed is c/o MK Gold Company, 60 East South Temple, Suite 2100, Salt Lake City, UT 84111.

   (b)   For purposes of this table, shares are considered to be beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire the beneficial ownership of the shares within 60 days of March 21, 2003. Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

   (c)   According to a Statement on Schedule 13G filed with the SEC on March 4, 2003, 3,420,300 shares are beneficially owned by Austin W. Marxe and David Greenhouse, of which 2,570,000 shares are owned by Special Situations Fund III, L.P. and 850,300 shares are owned by Special Situations Cayman Fund, L.P.

   (d)   Consists of (i) 30,000 shares that may be acquired upon the exercise of currently exercisable stock options and (ii) 52,100 shares beneficially owned by the J. P. Miscoll and I. Miscoll Trust, dated November 11, 1991, of which Mr. Miscoll’s spouse is trustee.

   (e)   Includes 15,000 shares that may be acquired upon the exercise of currently exercisable stock options.

    (f)   Although neither Mr. Cumming nor Mr. Steinberg directly owns any shares of the Company, by virtue of their respective approximately 17.0% and 15.8% interests in Leucadia National Corporation, each may be deemed to be the beneficial owner of the shares of the Company beneficially owned by Leucadia. Mr. Cumming and Mr. Steinberg have an oral agreement pursuant to which they will consult with each other as to the election of a mutually acceptable Board of Directors of Leucadia.

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

Securities Authorized for Issuance under Equity Compensation Plans

III-9

The following table sets forth information relating to compensation plans under which our equity securities are authorized for issuance, as of December 31, 2002. Our equity compensation plans that have been approved by security holders are our stock incentive plan, which is described under “Executive Compensation—Employee Incentive Compensation and Savings Plans,” above, and our stock option plan for non-employee directors, which is described under “Executive Compensation—Director Compensation,” above. We have no equity compensation plans that have not been approved by security holders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,035,000	$1.59	452,034

Equity compensation plans not approved by security holders	—	—	—

Total	2,035,000	$1.59	452,034

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Four of our directors are affiliated with Leucadia National Corporation, which owns 72.8% of the outstanding shares of our common stock: Mr. Cumming is chairman of the board and a principal shareholder of Leucadia; Mr. Steinberg is a director, president and a principal shareholder of Leucadia; Mr. Mara is executive vice president and treasurer of Leucadia; and Mr. Scruggs is a vice president of Leucadia.

In March 1998, we entered into a $20 million credit facility with Leucadia. The credit facility may be terminated on December 15 of any year, provided Leucadia notifies us of the termination prior to September 15 of that year. Leucadia has notified us that it does not intend to terminate the credit facility prior to January 2, 2004. Through various amendments, the most recent of which was effective September 30, 2003, the credit facility has been amended to increase the amount of the facility to $40 million and to extend the expiration to January 2, 2004. At December 31, 2002, we had outstanding borrowings under the credit facility of $31.9 million. Loans outstanding under the credit facility bear interest equal to the prime rate, payable quarterly. At December 31, 2002, the published prime rate was 4.25%. In addition, we are required to pay a commitment fee to Leucadia equal to 0.375% per annum of the available balance under the credit facility, payable quarterly. Total interest and commitment fees paid by us to Leucadia during 2002 pursuant to the credit facility were approximately $1.4 million.

ITEM 14.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our chief executive office and chief financial officer have concluded that our disclosure

III-10

controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

III-11

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

PAGE

(a)	Financial Statements, Schedules and Exhibits.

1.	Financial Statements included in Part II of this Form 10-K:

	Report of Independent Accountants	II-18

	Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	II-19

	Consolidated Balance Sheets at December 31, 2002 and 2001	II-20

	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000	II-21

	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	II-22

	Notes to Consolidated Financial Statements	II-24

2.	Schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits.

The exhibits to this Form 10-K are listed in the Exhibit Index contained elsewhere in this Form 10-K.

(b)	Reports on Form 8-K.

Not applicable.

III-12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2003.

MK Gold Company
By	/s/ D.L. BABINCHAK

D.L. Babinchak President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2003 by the following persons on behalf of the Company in the capacities indicated.

/s/ G.F. JOKLIK	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
Officer G.F. Joklik

/s/ J.C. FARMER	Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)
J.C. Farmer

/s/ I.M. CUMMING	Director

I.M. Cumming

/s/ T.E. MARA	Director

T.E. Mara

/s/ J.P. MISCOLL	Director

J.P. Miscoll

/s/ H.E.SCRUGGS	Director

H.E. Scruggs

/s/ R.S. SHRIVER	Director

R.S. Shriver

/s/ J.S. STEINBERG	Director

J.S. Steinberg

III-13

CERTIFICATIONS

I, G. Frank Joklik, Chairman of the Board and Chief Executive Officer, certify that:

1.      I have reviewed this annual report on Form 10-K of MK Gold Company;

2.      Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.      The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.      The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ G. FRANK JOKLIK

G. Frank Joklik Chairman of the Board and Chief Executive Officer

III-14

I, John C. Farmer, Chief Financial Officer and Secretary, certify that:

1.      I have reviewed this annual report on Form 10-K of MK Gold Company;

2.      Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.      The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.      The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ JOHN C. FARMER

John C. Farmer Chief Financial Officer and Secretary

III-15

EXHIBIT INDEX

Exhibits marked with an asterisk are filed with this report. The remaining exhibits have previously been filed with the Securities and Exchange Commission and are incorporated by reference into this report.

Exhibit Number	Exhibit

3.1

Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

3.2

Certificate of Amendment of Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.1

Form of Indemnification Agreement to be entered into with Officers and Directors of the Company (filed as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference).

10.2	Castle Mountain Venture Contract Mining Agreement (filed as Exhibit 10.39 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.3	Castle Mountain Joint Venture Agreement (filed as Exhibit 10.3 to the registrant’s Form S-1 Registration Statement No. 33-70348 on October 14, 1993 and incorporated herein by reference).

10.4

Settlement Agreement, dated December 19, 1995, between Viceroy Gold Corporation, the Company and the Castle Mountain Venture (filed as Exhibit 10.37 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.5

Amendment No. 2 to Castle Mountain Venture Agreement, dated December 19, 1995, between the Company and Viceroy Gold Corporation (filed as Exhibit 10.38 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.6	American Girl Venture Agreement (filed as Exhibit 10.4 to the registrant’s Form S-1 Registration Statement No. 33-70348 on October 14, 1993 and incorporated herein by reference).

10.7

Oro Cruz Memorandum of Understanding (Memorandum of Agreement), (filed as Exhibit 10.5 to the registrant’s Form S-1 Registration Statement No. 33-70348 on October 14, 1993 and incorporated herein by reference).

10.8

Agreement Not to Compete, Dated December 17, 1993, between the Company and Morrison Knudsen (filed as Exhibit 10.12 to the registrant’s Form S-1 Registration Statement No. 33-70348 on October 14, 1993 and incorporated herein by reference).

10.9

Registration Rights Agreement, Dated December 17, 1993, between the Company and Morrison Knudsen (filed as Exhibit 10.16 to the registrant’s Form S-1 Registration Statement No. 33-70348 on October 14, 1993 and incorporated herein by reference).

10.10	Representative Arrangement with Johnson Mathey & Co. (filed as Exhibit 10.19 to the registrant’s Form S-1 Registration Statement No. 33-70348 on October 14, 1993 and incorporated herein by reference).

10.11

American Girl Amended and Restated Mining Joint Venture Agreement, Dated January 1, 1994 (filed as Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference).

10.12

Credit Agreement, Effective as of March 1, 1998, between Leucadia National Corporation and MK Gold Company (filed as Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.13

Amended and Restated MK Gold Company Executive Incentive Plan, Dated January 9, 1995 (filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference).[1]

10.14

List of additional signers of the Indemnification Agreement submitted under Exhibit 10.1 (filed as Exhibit 10.31 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.15

Stock Incentive Plan, as approved and amended by stockholders through August 5, 1996 (filed as Exhibit 10.22 to the registrant’s Transition Report on Form 10-K for the transition period from April 1, 1996 to December 31, 1996 and incorporated herein by reference).[1]

10.16

Amendment No. 1 to Credit Agreement, Dated as of March 1, 2000, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.17

Amendment No. 2 to Credit Agreement, Dated as of October 17, 2000, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.18

Amendment No. 3 to Credit Agreement, Dated as of December 31, 2000, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.19

Amended and Restated MK Gold Company Stock Option Plan for Non-Employee Directors, Dated August 14, 2000 (filed as Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 and incorporated herein by reference).[1]

10.20

Amendment No. 4 to Credit Agreement, Dated as of April 1, 2001, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).

10.21

Amendment No. 5 to Credit Agreement, Dated as of July 1, 2001, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference).

10.22

Amendment No. 6 to Credit Agreement, Dated as of September 30, 2002, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference).

21	Subsidiaries of the registrant (filed as Exhibit 21 to the registrant’s Annual Report of Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

23	Consent of PricewaterhouseCoopers LLP.*

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

______________

*          Filed with this report.

1          Management contracts and compensatory plans and arrangements identified pursuant to Item 14(a)(3) of Form 10-K.