Form 10-Q
period 2003-03-31
MK GOLD CO
filed 2003-05-15
CIK 913586

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

On May 9, 2003, there were 37,395,649 outstanding shares of the registrant’s common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

We have prepared the following unaudited interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations.

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with our Annual Report on Form 10-K for the year ended December 31, 2002. Our 2002 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three months ended March 31, 2003 with the same period in 2002.

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Thousands of dollars except per share data)

	Three Months Ended March 31,
	2003	2002
REVENUE:
Product sales	$425	$1,471

Total revenue	425	1,471

OPERATING EXPENSES:
Product sales	228	1,142

Total operating expenses	228	1,142

GROSS PROFIT	197	329
Exploration costs	(120)	(93)
General and administrative expenses	(441)	(369)

LOSS FROM OPERATIONS	(364)	(133)
Gain on sale of assets	2	564
Equity in loss of unconsolidated affiliate	—	(128)
Bankruptcy recovery, net	34	—
Investment income and dividends, net	16	20
Interest expense	(7)	(6)

Income (loss) before income taxes	(319)	317
Income tax provision	(23)	—

Net income (loss)	$(342)	$317

Basic and diluted income (loss) per share	$(0.01)	$0.01
Basic and diluted weighted average shares used to compute income (loss) per common share	37,395,649	37,395,649

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars except par value)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$992	$1,426
Equity securities	384	299
Gold bullion held for sale	124	69
Receivables	449	422
Inventories
Ore and in process	46	58
Materials and supplies	37	46
Other	60	98

Total current assets	2,092	2,418

Property, plant and mine development, net	68,506	65,616
Restricted investment securities	873	1,621
Restricted cash	1,336	489
Other assets	211	211

TOTAL ASSETS	$73,018	$70,355

(continued)

MK GOLD COMPANY

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars except par value)

	March 31, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$615	$720
Current portion of mine closure and reclamation liabilities	340	278
Other accrued liabilities	297	445

Total current liabilities	1,252	1,443
Mine closure and reclamation liabilities	1,548	1,621
Deferred income tax liability	3,967	3,967
Line of credit—Leucadia National Corporation	33,400	31,900

Total liabilities	40,167	38,931

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.01; 80,000,000 shares authorized, 37,415,500 shares issued and 37,395,649 shares outstanding	374	374
Capital in excess of par value	82,869	82,869
Accumulated deficit	(53,329)	(52,987)
Treasury stock at cost, 19,851 shares	(19)	(19)
Accumulated other comprehensive income	2,956	1,187

Total stockholders’ equity	32,851	31,424

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,018	$70,355

The accompanying notes are an integral part of the consolidated financial statements.

(concluded)

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$(342)	$317
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity in loss of unconsolidated affiliate	—	128
Depreciation, depletion and amortization	5	33
Bankruptcy recovery	(34)	—
Gain on sale of assets	(2)	(564)
Changes in operating assets and liabilities:
Gold bullion held for sale	(55)	291
Receivables	(27)	(102)
Inventories	21	167
Other current assets	38	39
Restricted cash	(847)	178
Accounts payable and other accrued liabilities	(253)	(264)
Mine closure and reclamation liabilities	(11)	299

Total adjustments	(1,165)	205

Net cash provided (used) by operating activities	(1,507)	522

INVESTING ACTIVITIES:
Additions to property, plant and mine development	(1,161)	(854)
Proceeds from sale of assets	2	564
Proceeds from sale of restricted investment securities	748	—
Purchase of investment securities	(18)	(748)

Net cash used by investing activities	(429)	(1,038)

FINANCING ACTIVITIES:
Net borrowings under line of credit—Leucadia National Corporation	1,500	500

Net cash provided by financing activities	1,500	500

EFFECT OF EXCHANGE RATES ON CASH	2	26

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(434)	10
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,426	1,365

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$992	$1,375

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$7	$6
Income taxes paid, net	$20	$—

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the three months ended March 31, 2003 and 2002

(Thousands of dollars except per share data)

	Common Stock $0.01 Par Value	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
January 1, 2002	$374	$82,869	$(52,834)	$(19)	$(5,539)	$24,851

Net income			317			317
Other comprehensive loss:
Net change in unrealized foreign exchange loss					(804)	(804)

Comprehensive loss						(487)

March 31, 2002	$374	$82,869	$(52,517)	$(19)	$(6,343)	$24,364

January 1, 2003	$374	$82,869	$(52,987)	$(19)	$1,187	$31,424

Net loss			(342)			(342)
Comprehensive income:
Net change in unrealized gain on equity securities					33	33
Net change in unrealized foreign exchange gain					1,736	1,736

Comprehensive income						1,427

March 31, 2003	$374	$82,869	$(53,329)	$(19)	$2,956	$32,851

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

1. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002, which are included in our Annual Report on Form 10-K for the year ended December 31, 2002 (“2002 10-K”). The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2002 was extracted from the audited consolidated financial statements contained in the 2002 10-K and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. The Company has adopted SFAS No. 143 as of January 1, 2003. The adoption of SFAS No. 143 did not have a significant effect on the Company’s financial position or results of operations.

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

MK GOLD COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

	Three Months Ended March 31,
	2003	2002
Net income (loss) as reported	$(342)	$317
Deduct: Total stock-based compensation expense determined using the fair value method for all awards, net of related tax effects	(4)	(7)

	$(346)	$310

Net income (loss) per share:
Basic—as reported	$(0.01)	$0.01
Basic—pro forma	$(0.01)	$0.01
Diluted—as reported	$(0.01)	$0.01
Diluted—pro forma	$(0.01)	$0.01

2. PROJECT DEVELOPMENT

The Company, through its wholly owned subsidiary Cobre Las Cruces, S.A., owns the exploration and mineral rights to the Las Cruces project, a development stage copper project in the Pyrite Belt of Spain. The Las Cruces project was acquired by the Company on September 1, 1999 when the Company acquired Cobre Las Cruces, formerly known as Riomin Exploraciones, S.A., from Rio Tinto plc. All development costs since the date of acquisition, including interest and costs for the independent feasibility study, have been capitalized. The principal source of funding for project development has been the Company’s credit facility with Leucadia National Corporation.

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

In connection with its review of the Company’s mining concession application, the Regional Government of Andalusia requested the Company to undertake a program of additional geotechnical studies to supplement the information contained in the feasibility study. The Company has completed these studies. This work has delayed the granting of the mining concession. Nevertheless, the Company expects the mining concession and initial water permits to be granted by mid 2003.

In May 2003, the Ministry of Economy for Spain granted, and Cobre Las Cruces accepted, a Regional Incentives Subsidy of 36.9 million euros (approximately $40,500 at an exchange rate of .91 euro per dollar) for the development of the Las Cruces project. The European Union had previously authorized this subsidy.

MK GOLD COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

Receipt of the subsidy is subject to several conditions, including job creation, minimum equity requirements for Cobre Las Cruces, and qualifying capital expenditures of at least 264 million euros (approximately $290,000) for engineering, plant, land and equipment. In order to receive the subsidies, at least 25% of the qualifying capital expenditures must be incurred by March 27, 2004 and the full amount of qualifying capital expenditures must be incurred by March 27, 2006. Once the conditions have been met, the Company will be eligible to receive the subsidy.

The Company has submitted other subsidy applications to the regional government of Andalusia, which have been authorized by the European Union. These subsidies, if granted, could provide additional funds for the development of the project. The regional government is in the final steps of reviewing these applications.

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

3. MINING JOINT VENTURE

The Company owns a 25% undivided interest in the Castle Mountain Venture (“CMV”), which prior to May 2001 operated a gold mine in San Bernardino County, California. During the second quarter of 2001, gold reserves at the mine were exhausted, mining operations ceased, and mine closure and reclamation activities began. Mining closure and reclamation activities continued during the first quarter of 2003. The results for the CMV have been proportionally reflected in the accompanying consolidated financial statements.

Gold production at the Castle Mountain Mine continued during the first quarter of 2003 as residual gold was recovered from the leach pads during the closure and reclamation phase. Residual gold production is expected to continue into 2004 as a result of continued leaching. As part of closure activities at the mine, mining equipment and assets were sold during the first quarter of 2003 and 2002, resulting in a gain on sale of assets of $2 and $564, respectively.

4. UNCONSOLIDATED AFFILIATE

In July 2000, the Company acquired 20 of 39 limited partner units of Peru Exploration Venture LLLP (“Peru Exploration”), an Arizona limited liability limited partnership. The partnership was formed in June 2000 with Bear Creek Mining Company, an Arizona corporation, as the general partner. The Company’s commitment to the partnership was $1,000 over a two-year period, which it had fully funded as of December 31, 2001. The Company has no continuing obligation with respect to partnership activities.

The Company has accounted for this investment using the equity method of accounting and, as a result of recording its share of Peru Exploration’s losses, had reduced its investment balance to zero as of December 31, 2002. Since the Company had no obligation or commitment to provide any additional

MK GOLD COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

funds to Peru Exploration, application of the equity method of accounting was suspended once its investment was reduced to zero. The Company’s share of loss from the partnership for the three months ended March 31, 2003 and 2002 was zero and $128, respectively.

On April 21, 2003, the Company exchanged all of its limited partnership units of Peru Exploration for a total of 4,821,905 common shares of Bear Creek Mining Corporation (“Bear Creek”), a publicly traded Canadian mineral exploration company (TSX Venture Exchange: BCM). The exchange was made in connection with the acquisition by Bear Creek (formerly EVEolution Ventures, Inc.) of all outstanding limited partnership interests of Peru Exploration and all outstanding shares of Peru Exploration’s general partner. The shares received by the Company represent approximately 17.8% of the outstanding common shares of Bear Creek. In addition, the Company has non-transferable preemptive rights, until April 25, 2005, to participate in any offering of common stock undertaken by Bear Creek on a pro rata basis in order to allow it to maintain its percentage interest in the common shares of Bear Creek.

Pursuant to the terms of the exchange, the Company is restricted from publicly selling all but 2% of its shares of Bear Creek for six months following the exchange, at which time an additional 15% of the shares held by the Company will be released from such restrictions. For a period of 12 months thereafter, the restrictions lapse with respect to additional increments of the shares every three months, with 91% of the shares released from such restrictions 18 months following the exchange. The restrictions lapse with respect to the remaining 9% of the shares every six months thereafter in 3% increments, with 100% of the shares released from such restrictions 36 months following the exchange. The Company will record, in the second quarter of 2003, an after tax gain based upon the fair value of the common shares received, which is currently estimated to be approximately $2,000. These common shares will be recorded as investment securities and classified as available for sale. The Company’s ability to realize the recorded value of its shares of Bear Creek is subject to various risks, including Bear Creek’s performance in the future, volatility in the market price for the shares and the existence of sufficient market liquidity to absorb the Company’s position, all of which are beyond the Company’s control. In addition, the restrictions on the Company’s ability to sell its Bear Creek stock could negatively impact the value it will ultimately receive for the shares. As a result, the amount the Company will realize from this investment is uncertain.

5. INDUSTRY SEGMENT INFORMATION

The Company operates primarily in two industry segments, gold sales and copper project. All of the Company’s revenue is derived from gold sales. The Company is not economically dependent on a limited number of customers for the sale of its gold because gold commodity markets are well-developed worldwide. During 1999, the Company acquired the Las Cruces project, which is a copper project in the development stage. All copper project assets relate to the Las Cruces project and are located in Spain.

6. RELATED PARTY TRANSACTIONS

At March 31, 2003, the Company had outstanding borrowings of $33,400 under its $40,000 credit facility with Leucadia National Corporation (the “Credit Facility”). For the quarters ended March 31, 2003 and 2002, approximately $349 and $350, respectively, in interest and commitment fees were

MK GOLD COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

paid to Leucadia under the Credit Facility. Approximately $342 and $344, respectively, in interest relating to the Las Cruces project was capitalized during these periods. Loans outstanding under the Credit Facility bear interest equal to the prime rate and interest and commitment fees are payable quarterly. The prime rate at March 31, 2003 was 4.25%. In May 2003, the Credit Facility was amended, effective January 2, 2003, to extend the expiration to January 3, 2005.

7. LEGAL CONTINGENCIES

From time to time, the Company becomes subject to litigation which arises in the course of its business. Based on discussions with counsel, management is of the opinion that the litigation in which the Company is currently involved will not have a material adverse effect on the consolidated financial position of the Company, its consolidated results of operations or liquidity.

8. INCOME TAXES

Due to past net operating losses, the Company has recorded a gross deferred tax asset of approximately $20,399 as of March 31, 2003. The Company has also recorded a valuation allowance of $18,293 against this asset, resulting in a net deferred tax asset of $2,106. Deferred tax liabilities more than offset the deferred tax asset, resulting in a net deferred tax liability of $3,967. The provision for income taxes in the first quarter of 2003 represents state income taxes payable to the State of California. The Company’s net operating losses are not available to reduce California state income taxes. California has disallowed net operating loss offsets for 2002 and 2003. In 2002, the Company utilized a portion of its net operating losses to offset the federal income taxes that otherwise would have been due.

9. BANKRUPTCY RECOVERY

As part of a court approved bankruptcy plan of Washington Group International, Inc. (“Washington Group”), in the second quarter of 2002 the Company received an initial distribution of 13,889 shares of common stock and warrants to purchase an additional 23,667 common shares of Washington Group, with a combined market value of $298. The Company recorded this amount as income in the second quarter of 2002. In the third quarter of 2002, the Company received an additional distribution of 4,845 common shares and warrants to purchase an additional 8,257 common shares of Washington Group, with a combined market value of $67. The Company recorded this amount, net of related legal expenses, as income in the third quarter of 2002. In the first quarter of 2003, the Company received an additional distribution of 2,100 common shares and warrants to purchase an additional 3,578 common shares of Washington Group, with a combined market value of $34. The Company recorded this amount as income in the first quarter of 2003. The securities are classified as available for sale and any unrealized gains and losses are reflected as a component of other comprehensive income.

MK GOLD COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of accumulated other comprehensive income (loss) at March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002
	(unaudited)
Net unrealized loss on equity securities	$(33)	$(66)
Net unrealized foreign exchange gain	2,989	1,253

	$2,956	$1,187

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section discusses our consolidated financial condition, liquidity and capital resources and results of operations. You should read this analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2002. This section also contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Cautionary Statement for Forward-Looking Information” below.

Las Cruces Project

On September 1, 1999, we acquired the entire share capital and subordinated debt of Riomin Exploraciones, S.A., from Rio Tinto plc. After this acquisition, we changed the name of Riomin Exploraciones, S.A., to Cobre Las Cruces, S.A. Cobre Las Cruces has permits to investigate four contiguous areas in southwestern Spain, one of which contains the Las Cruces copper deposit. Las Cruces is 20 kilometers northwest of Seville, in an area with a well-developed infrastructure that will support the project’s needs for water, power and transportation.

Project Feasibility. Bechtel International, Inc., an international engineering and construction company, completed an independent feasibility study for the Las Cruces project in 2001. The feasibility study incorporated results of an environmental impact study completed by FRASA Ingenieros Consultores, a team of national and international environmental engineering experts based in Madrid.

Based on the feasibility study, we forecast that the Las Cruces project will be a low cost producer, with an operating cash cost per pound of copper estimated to average $0.33. Based on an assumed copper price of $0.80 per pound, we believe the Las Cruces project will have the potential for strong margins and after-tax internal rate of return, assuming that we fund 70% of the project’s capital expenditures through debt financing. As of May 9, 2003, the spot price for copper was approximately $0.73 per pound. However, based on historical fluctuations in copper prices, which have ranged from a high of $1.60 in 1989 to a low of $0.59 in 2001, we believe $0.80 per pound is a reasonable price for purposes of estimating the internal rate of return of the project.

In addition to assumptions regarding copper prices, our analysis of the economic viability of the Las Cruces project is based on estimates regarding the total costs to bring the Las Cruces project into commercial production. These estimates are based largely on the feasibility study, which was completed in 2001. Since that time, we have obtained additional information regarding the expected development costs through the permitting process as well as additional internal analysis. We have identified factors that would increase both expected development costs and operating costs. However, we have also identified potential ways to reduce certain costs contemplated by the feasibility study. It is difficult to predict whether the net effect of the cost increases and potential cost savings will have a significant effect on the expected total costs of development of the Las Cruces project. One key factor affecting development costs, for example, is the exchange rate of the euro relative to the U.S. dollar. The exchange rate fluctuates and we cannot predict what the exchange rates will be over the course of development of the project. We do know, however, that the exchange rate for one U.S. dollar has decreased from approximately 1.138 euros, at the time the feasibility study was completed, to its current level of approximately 0.87 euro. If this trend continues, our actual development costs will likely be higher than our estimates based on the feasibility study.

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

Permitting, Subsidies and Development Activities. In June and July 2001, we submitted subsidy applications to central and regional governments in Spain. Upon their review of the applications, these governments recommended subsidies of up to 53 million euros, or approximately $58 million, subject to final consideration following European Commission review. Because the recommendation exceeded 50 million euros, it required the authorization of the European Commission. The European Commission reviewed the recommended subsidies and considered them to be compatible with the European Commission Treaty.

In May 2003, the Ministry of Economy for Spain granted, and Cobre Las Cruces accepted, a Regional Incentives Subsidy of 36.9 million euros (approximately $40.5 million at an exchange rate of .91 euro per dollar) for the development of the Las Cruces project. Receipt of the subsidy is subject to several conditions, including job creation, minimum equity requirements for Cobre Las Cruces, and qualifying capital expenditures of at least 264 million euros (approximately $290 million) for engineering, plant, land and equipment. In order to receive the subsidies, at least 25% of the qualifying capital expenditures must be incurred by March 27, 2004 and the full amount of qualifying capital expenditures must be incurred by March 27, 2006. Once these conditions have been met, we will be eligible to receive the subsidy.

Additional subsidies from the regional government of Andalusia, if granted, could provide additional funds for the development of the project. The regional government is in the final steps of reviewing these applications that were submitted in 2001.

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

Environmental Considerations. Since our acquisition of the Las Cruces project, we have focused our efforts primarily on developing the project into a low cost, environmentally responsible copper mine. We have given environmental considerations high priority in project design and development at the Las Cruces project. Waste dumps will be continually contoured and reclaimed to enhance the appearance of the Las Cruces project. Protection of the area’s water resources affected by the mine has been carefully studied and planned. Water Management Consultants, a hydrological engineering and design company, developed the water management plan, including the extraction system for dewatering the overlying sand aquifer and re-injection into the aquifer. Water needed to process the ore will be pumped 15 kilometers from a sewage processing plant and treated before use.

Financing. Funding for the development and advancement of the Las Cruces project has principally come from our operating cash flows, cash reserves and credit facility with Leucadia National Corporation. Our current cash resources will not be sufficient to cover all projected expenses necessary to bring the Las Cruces project into commercial production. We estimate that the total capital costs to bring the Las Cruces project into commercial production are approximately $290 million, including working capital, land purchases and contingencies, but excluding interest and other financing costs. As described under “Project Feasibility” above, our estimated capital costs are subject to a number of uncertainties and our actual capital costs could be higher than our estimates.

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

Results of Operations

Gold Production. Our attributable share of gold production from the Castle Mountain Venture for the three months ended March 31, 2003 was 1,228 ounces, compared to 3,916 ounces for the three months ended March 31, 2002. This represents a 69% decrease in production totaling 2,688 ounces. The decrease in production is due to declining residual gold recovery from the leach pads. Future gold production will continue to decline as residual gold is recovered from the leach pads during the closing and reclamation phase at the mine. Residual gold production is expected to continue into 2004.

Revenue. Our revenues come from the sale of gold from the Castle Mountain Mine. Gold production is limited to residual production during reclamation and closure at the mine. Therefore, our revenue will continue to decrease significantly until residual gold production ceases at the mine, which we expect to be in 2004. Once this residual gold production ceases, based on our current operations, we will have no revenues until production begins at the Las Cruces project.

Our product sales revenue decreased $1.1 million, or 71%, to $0.4 million for the three month period ended March 31, 2003, compared to $1.5 million for the same period in 2002. The decrease in revenue is due to declining gold production, partially offset by higher realized gold prices. Future product sales revenue will continue to decline as residual gold production decreases during the reclamation and closure phase at the Castle Mountain Mine.

During the three month period ended March 31, 2003, we sold no ounces of gold under forward sales contracts and 1,200 ounces of gold on the spot market. During the same period in 2002, we sold no ounces of gold under forward sales contracts and 5,050 ounces of gold on the spot market. We had no ounces of gold sold under forward sales contracts as of March 31, 2003. While we have used forward sales contracts in the past, we expect that our future gold sales from residual production at the Castle Mountain Mine will be made primarily at spot prices.

For the three month period ended March 31, 2003, the average price realized per ounce of gold was $354, compared to $291 per ounce for the same period in 2002. The average spot price for the three month period ended March 31, 2003 was $352 per ounce, compared to $290 per ounce for the same period in 2002.

Gross Profit. We recognized a gross profit from product sales of $0.2 million for the three month period ended March 31, 2003, compared to $0.3 million for the same period in 2002. Gross profit decreased primarily due to declining gold production. Future gross profit should continue to decline as residual gold production decreases at the Castle Mountain Mine.

Exploration Costs. Exploration costs increased 29% for the three month period ended March 31, 2003, compared to the same period in 2002. The increase in expenditures is due to more properties being evaluated in 2003. During the first quarter of 2003, we focused our exploration efforts on our exploration programs in Nevada and Spain.

General and Administrative Expenses. General and administrative expenses increased 20% for the three month period ended March 31, 2003, compared to the same period in 2002. The higher expenses in 2003 were due to increased legal, audit and payroll related costs.

Gain on Sale of Assets. We recognized a gain on sale of assets of $0.6 million for the three month period ended March 31, 2002 from sales of mining equipment and assets as part of closure activities at the Castle Mountain Mine. Asset sales did not result in material gains in the comparable period in 2003.

Unconsolidated Affiliate. In July 2000, we became a limited partner in Peru Exploration Venture LLLP. The principal objective of the partnership is to acquire precious and base metal properties in Peru. We have accounted for this investment using the equity method of accounting. Our commitment to the partnership was $1.0 million over a two-year period, which was fully funded as of December 31, 2001. Our share of loss from the partnership for the quarter ended March 31, 2003 was zero compared to $0.1 million for the same period in 2002.

On April 21, 2003, we exchanged all of our limited partnership units of Peru Exploration Venture LLLP for a total of 4,821,905 common shares of Bear Creek Mining Corporation, a publicly traded Canadian mineral exploration company (TSX Venture Exchange: BCM). The exchange was made in connection with the acquisition by Bear Creek (formerly EVEolution Ventures, Inc.) of all outstanding limited partnership interests of Peru Exploration and all outstanding shares of Peru Exploration’s general partner. The shares received by us represent approximately 17.8% of the outstanding common shares of Bear Creek. In addition, we have non-transferable preemptive rights, until April 25, 2005, to participate in any offering of common stock undertaken by Bear Creek on a pro rata basis in order to allow us to maintain our percentage interest in the common shares of Bear Creek.

Pursuant to the terms of the exchange, we are restricted from publicly selling all but 2% of our shares of Bear Creek for six months following the exchange, at which time an additional 15% of the shares held by us will be released from such restrictions. For a period of 12 months thereafter, the restrictions lapse with respect to additional increments of the shares every three months, with 91% of the shares released from such restrictions 18 months following the exchange. The restrictions lapse with respect to the remaining 9% of the shares every six months thereafter in 3% increments, with 100% of the shares released from such restrictions 36 months following the exchange. We will record, in the second quarter of 2003, an after tax gain based upon the fair value of the common shares received, which is currently estimated to be approximately $2 million. These common shares will be recorded as investment securities and classified as available for sale. Our ability to realize the recorded value of our shares of Bear Creek is subject to various risks, including Bear Creek’s performance in the future, volatility in the market price for the shares and the existence of sufficient market liquidity to absorb our position, all of which are beyond our control. In addition, the restrictions on our ability to sell our Bear Creek stock could negatively impact the value we will ultimately receive for the shares. As a result, the amount we will realize from this investment is uncertain.

Bankruptcy Recovery. As part of a court approved bankruptcy plan of Washington Group International, Inc., in the second quarter of 2002 we received an initial distribution of 13,889 shares of common stock and warrants to purchase an additional 23,667 common shares of Washington Group, with a combined market value of $0.3 million. We recorded this amount as income in the second quarter of 2002. In the third quarter of 2002, we received an additional distribution of 4,845 common shares and warrants to purchase an additional 8,257 common shares of Washington Group, with a combined market value of $0.1 million. We recorded this amount, net of related legal expenses, as income in the third quarter of 2002. In the first quarter of 2003, we received an additional distribution of 2,100 common shares and warrants to purchase an additional 3,578 common shares of Washington Group, with a combined market value of $0.03 million. We recorded this amount as income in the first quarter of 2003. The securities are classified as available for sale and any unrealized gains and losses are reflected as a component of other comprehensive income.

Interest Expense. Interest expense for the first quarter of 2003 and 2002 consisted primarily of the cost of the commitment fee on our credit facility, which is based on the amount available under the facility. For the first quarter of 2003 and 2002, we capitalized $0.3 million and $0.3 million, respectively, in interest relating to the Las Cruces project.

Income Tax Provision. The provision for income taxes in the first quarter of 2003 represents state taxes relating to California. We have not recorded a deferred tax benefit for our first quarter 2003 loss due to the uncertainty of our ability to generate sufficient income in the future to utilize the loss. We recorded no federal income tax provision during the first quarter of 2002 as any tax that otherwise would have been due was fully offset by our net operating loss carryforwards.

Liquidity and Capital Resources

Our principal sources of funds are our available resources of cash and cash equivalents, equity securities, cash generated from residual gold production at the Castle Mountain Mine and our credit facility. At March 31, 2003, we had cash and cash equivalents of $1.0 million, equity securities of $0.4 million and gold bullion of $0.1 million, representing a decrease in cash and cash equivalents, equity securities and gold bullion of $0.3 million from December 31, 2002. At March 31, 2003, we had $6.6 million of available borrowings under our credit facility. We expect that our cash and cash equivalents and available borrowings under our credit facility will be sufficient to cover operating expenses through 2003. However, our cash resources will not be sufficient to cover all projected costs and expenses necessary to commence mining at the Las Cruces project. Basic engineering and land acquisition activities are scheduled to begin at the project once the mining concession and initial water permits have been granted. We will require financing in order to proceed with basic engineering and land acquisition activities. We estimate that the capital cost will be approximately $290 million to bring the Las Cruces project into production, excluding interest and other financing costs.

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

Net cash used by operating activities was $1.5 million for the three months ended March 31, 2003 compared to net cash provided by operating activities of $0.5 million for the same period in 2002. The decrease in cash from operations during the first quarter of 2003 compared to the same period in 2002 is due primarily to decreased gold sales and increased exploration and general and administrative expenditures.

In March 1998, we entered into a $20 million credit facility with Leucadia National Corporation. Through various amendments, the most recent of which was entered into in May 2003 and effective January 2, 2003, the credit facility was amended to increase the amount of the facility to $40 million and to extend the expiration to January 3, 2005. Leucadia may terminate the credit facility on December 15 of any year, provided Leucadia notifies us of the termination prior to September 15 of that year. Leucadia has notified us that it does not intend to terminate the credit facility prior to January 2, 2004. At March 31, 2003, we had outstanding borrowings under the credit facility of $33.4 million. Loans outstanding under the credit facility bear interest equal to the prime rate and interest and commitment fees are payable quarterly. The prime rate at March 31, 2003 was 4.25%. Interest paid to Leucadia under the credit facility for the three months ended March 31, 2003 was approximately $0.35 million. A substantial portion of these interest payments relates to financing for the Las Cruces project. Interest related to the Las Cruces project is capitalized and is not reflected as interest expense in our consolidated statements of operations. Instead, capitalized interest is added to mining properties, plant and mine development on our consolidated balance sheets.

We are exploring various financing alternatives for projected costs and expenses associated with the Las Cruces project. In addition, we will need to repay our credit facility. We will not be able to fund the project and repay the credit facility solely from debt financing. We will need to raise a significant amount of the funds from equity investors, which we are considering doing through a subscription rights offering to our existing stockholders. Although we believe that a rights offering is a viable option, we cannot assure you that we will actually commence a rights offering or that, if commenced, such a rights offering will be successful. If we commence a rights offering, we do not expect to do so until the mining concession and initial water permits have been obtained for the Las Cruces project. If we experience additional delays in permitting or in securing additional financing, we will likely have to seek an extension of the term of the credit facility with Leucadia. If we are unable to obtain an extension from Leucadia, we may need to seek alternative financing, which may not be available on favorable terms, if at all.

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

Additions to mining properties, plant and mine development totaled $1.2 million for the three months ended March 31, 2003, compared to $0.9 million for the same period in 2002. For all periods presented, additions to mining properties, plant and mine development consisted of: (1) mine development expenditures; (2) construction expenditures for buildings, machinery, plant and equipment; (3) expenditures for mobile mining service equipment; and (4) capitalized interest. Development costs incurred at the Las Cruces project, including interest costs, are capitalized and are reflected as investing activities in our consolidated statements of cash flows. The principal source of funds that we used to fund project development at the Las Cruces project was our credit facility with Leucadia.

Upon completion of production at a mine, we must make expenditures for reclamation and closure of the mine. We provide for future reclamation and mine closure liabilities on a units-of-production basis. At March 31, 2003, we had accrued $1.9 million for these costs, including $1.8 million for the Castle Mountain Mine. In addition to the accruals, we and Viceroy Resource Corporation, the owner of the remaining 75% interest in the Castle Mountain Venture, are depositing cash, including all proceeds from the sale of plant and equipment, in a separate fund to cover future reclamation costs at the venture properties. Our contributions to this fund totaled $2.1 million at March 31, 2003. We review the adequacy of our reclamation and mine closure liabilities in light of current laws and regulations and adjust our liabilities as necessary.

As shown below, at March 31, 2003, our contractual cash obligations totaled approximately $34 million.

Contractual Obligations

	Payments Due by Period (in millions)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Operating leases	$0.41	$0.20	$0.20	$0.01	$—
Line of credit (1)	33.40	33.40	—	—	—

Total contractual cash obligations	$33.81	$33.60	$0.20	$0.01	$—

(1)	This amount represents the outstanding principal balance under our $40 million credit facility with Leucadia at March 31, 2003. Leucadia may terminate the credit facility on December 15 of any year, provided Leucadia notifies us of the termination prior to September 15 of that year. Leucadia has notified us that it does not intend to terminate the credit facility prior to January 2, 2004. The credit facility has an expiration date of January 3, 2005.

Off-Balance Sheet Arrangements

Surety bonds and letters of credit totaling $2.4 million, of which our share is $0.72 million, have been provided as required by various governmental agencies for environmental protection, including reclamation bonds of $0.49 million relating to the Castle Mountain Mine and $0.23 million relating to the American Girl Mine. If closure and reclamation obligations under these agreements are not met, the agencies could draw on these bonds and letters of credit to fund expenditures for reclamation and closure requirements. We own a 53% undivided interest in the American Girl Mining Joint Venture, which operated the American Girl Mine. Mining operations ended at the American Girl Mine in 1996, and reclamation was completed in 2000.

Share Repurchase Program

Our board of directors has authorized us to repurchase of up to 2 million shares of our outstanding common stock. As of May 9, 2003, we had repurchased 173,700 shares under our repurchase program. We have not repurchased any shares since the fourth quarter of 1998.

Cautionary Statement for Forward Looking Information

Certain information set forth in this report contains “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, exploration efforts, financing needs, plans or intentions relating to acquisitions by us and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. Additional forward-looking statements may be made by us from time to time. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of us, are also expressly qualified by these cautionary statements.

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

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. These risks include, but are not limited to, dependence on a single mining project, our need for financing, potential delays in development of the Las Cruces project, imprecision of estimates, uncertainty of government subsidies, volatility of copper prices, currency fluctuations, international political instability, our significant indebtedness, risks associated with mining activities, risks of development in foreign countries, environmental and other laws and regulations, competition, our reliance upon key executives and risks related to our majority shareholder and lender. Each of these risks and certain other uncertainties are discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2002. There may also be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements made by or on our behalf should be considered in light of these factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002 for additional information regarding forward sales activities.

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

In the past we have entered into option contracts and forward sales contracts to establish a minimum selling price on some of the ounces of gold that we produce. We do not enter into option or sales contracts for the purpose of speculative trading. Our current policy provides for the use of forward sales contracts for up to 80% of the remaining residual production at the Castle Mountain Mine. However, we expect to sell the remaining production primarily at spot prices at various times. At March 31, 2003 and 2002, we had no ounces of gold sold under forward sales contracts.

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

Interest Rate Risk

At March 31, 2003, we had borrowed $33.4 million under our credit facility with Leucadia National Corporation. The credit facility carries a variable interest rate equal to the prime rate. At March 31, 2003, the prime rate was 4.25%. A 1% increase in the prime rate would increase our annual interest expense by approximately $0.3 million. The credit facility will expire on January 3, 2005, unless terminated earlier. Leucadia may terminate the credit facility on December 15 of any year, provided Leucadia notifies us of the termination before September 15 of that year. Leucadia has notified us that it does not intend to terminate the credit facility prior to January 2, 2004. We have not undertaken any hedging activities with respect to the credit facility.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive office and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this report:

10.1	Amendment No. 7 to Credit Agreement, Dated as of January 2, 2003, between MK Gold Company and Leucadia National Corporation.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) We filed no reports on Form 8-K during the quarter ended March 31, 2003. Subsequent to the end of the quarter, we filed reports on Form 8-K dated April 23, 2003 and May 9, 2003, each of which sets forth information under Item 5, “Other Events and Regulation FD Disclosure,” and Item 7, “Financial Statements and Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MK GOLD COMPANY

/s/ JOHN C. FARMER
John C. Farmer Chief Financial Officer and Secretary (Authorized Signatory and Principal Financial and Accounting Officer)

Date: May 15, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ G. FRANK JOKLIK
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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ JOHN C. FARMER
John C. Farmer Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibits

10.1	Amendment No. 7 to Credit Agreement, Dated as of January 2, 2003, between MK Gold Company and Leucadia National Corporation.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.