Form 10-Q
period 2003-06-30
MK GOLD CO
filed 2003-08-13
CIK 913586

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

          On August 7, 2003, there were 37,395,649 outstanding shares of the registrant’s common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

          We have prepared the following unaudited interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations.

          You should read the following unaudited interim consolidated financial statements and the accompanying notes together with our Annual Report on Form 10-K for the year ended December 31, 2002. Our 2002 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three and six month periods ended June 30, 2003 with the same periods in 2002.

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Thousands of dollars except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

REVENUE:
Product sales	$405	$1,131	$830	$2,602

Total revenue	405	1,131	830	2,602

OPERATING EXPENSES:
Product sales	202	463	430	1,605

Total operating expenses	202	463	430	1,605

GROSS PROFIT	203	668	400	997
Exploration costs	(141)	(150)	(261)	(243)
General and administrative expenses	(469)	(453)	(910)	(822)

INCOME (LOSS) FROM OPERATIONS	(407)	65	(771)	(68)
Gain on sale of assets	43	11	45	575
Equity in loss of unconsolidated affiliate	—	(152)	—	(280)
Bankruptcy recovery, net	64	298	98	298
Gain on exchange of partnership interest, net	1,945	—	1,945	—
Investment income and dividends, net	12	22	28	42
Interest expense	(6)	(5)	(13)	(11)

Income before income taxes	1,651	239	1,332	556
Income tax provision	(2)	(3)	(25)	(3)

Net income	$1,649	$236	$1,307	$553

Basic and diluted income per share	$0.04	$0.01	$0.03	$0.01
Basic and diluted weighted average shares used to compute income per common share	37,395,649	37,395,649	37,395,649	37,395,649

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Thousands of dollars except par value)

	June 30, 2003	December 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,143	$1,426
Equity securities	1,667	299
Gold bullion held for sale	131	69
Receivables	366	422
Inventories
Ore and in process	37	58
Materials and supplies	41	46
Other	21	98

Total current assets	3,406	2,418

Property, plant and mine development, net	72,492	65,616
Equity securities	655	—
Restricted investment securities	873	1,621
Restricted cash	1,401	489
Other assets	211	211

TOTAL ASSETS	$79,038	$70,355

(continued)

MK GOLD COMPANY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Thousands of dollars except par value)

	June 30, 2003	December 31, 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$683	$720
Current portion of mine closure and reclamation liabilities	532	278
Other accrued liabilities	369	445

Total current liabilities	1,584	1,443
Mine closure and reclamation liabilities	1,273	1,621
Deferred income tax liability	3,967	3,967
Line of credit – Leucadia National Corporation	35,100	31,900

Total liabilities	41,924	38,931

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.01; 80,000,000 shares authorized, 37,415,500 shares issued and 37,395,649 shares outstanding	374	374
Capital in excess of par value	82,869	82,869
Accumulated deficit	(51,680)	(52,987)
Treasury stock at cost, 19,851 shares	(19)	(19)
Accumulated other comprehensive income	5,570	1,187

Total stockholders’ equity	37,114	31,424

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,038	$70,355

The accompanying notes are an integral part of the consolidated financial statements.

(concluded)

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Thousands of dollars)

	Six Months Ended June 30,

	2003	2002

OPERATING ACTIVITIES:
Net income	$1,307	$553
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in loss of unconsolidated affiliate	—	280
Depreciation, depletion and amortization	11	15
Bankruptcy recovery	(98)	(298)
Gain on exchange of partnership interest	(1,945)	—
Gain on sale of assets	(45)	(575)
Changes in operating assets and liabilities:
Gold bullion held for sale	(62)	215
Receivables	56	(160)
Inventories	26	356
Other current assets	77	58
Restricted cash	(912)	159
Accounts payable and other accrued liabilities	(113)	(64)
Mine closure and reclamation liabilities	(94)	284

Total adjustments	(3,099)	270

Net cash provided (used) by operating activities	(1,792)	823

INVESTING ACTIVITIES:
Additions to property, plant and mine development	(2,426)	(1,802)
Proceeds from sale of assets	46	575
Proceeds from sale of restricted investment securities	748	—
Purchase of investment securities	(45)	(748)

Net cash used by investing activities	(1,677)	(1,975)

FINANCING ACTIVITIES:
Net borrowings under line of credit– Leucadia National Corporation	3,200	1,000
Increase in other assets	—	(211)

Net cash provided by financing activities	3,200	789

EFFECT OF EXCHANGE RATES ON CASH	(14)	(18)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(283)	(381)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,426	1,365

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,143	$984

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$13	$11
Income taxes paid, net	$25	$3

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
For the six months ended June 30, 2003 and 2002
(Thousands of dollars except per share data)

	Common Stock $0.01 Par Value	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

January 1, 2002	$374	$82,869	$(52,834)	$(19)	$(5,539)	$24,851

Net income			553			553
Other comprehensive income:
Net change in unrealized gain on investments					8	8

Net change in unrealized foreign exchange loss					4,271	4,271

Comprehensive income						4,832

June 30, 2002	$374	$82,869	$(52,281)	$(19)	$(1,260)	$29,683

January 1, 2003	$374	$82,869	$(52,987)	$(19)	$1,187	$31,424

Net income			1,307			1,307
Other comprehensive income:
Net change in unrealized gain on equity securities					(89)	(89)
Net change in unrealized foreign exchange gain					4,472	4,472

Comprehensive income						5,690

June 30, 2003	$374	$82,869	$(51,680)	$(19)	$5,570	$37,114

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All dollar amounts in thousands)

1.         UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

            The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002, which are included in our Annual Report on Form 10-K for the year ended December 31, 2002 (“2002 10-K”). The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2002 was extracted from the audited consolidated financial statements contained in the 2002 10-K and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

            In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Intangible Assets,” which became effective for the Company on July 1, 2001 and January 1, 2002, respectively. Among other things, SFAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS 142 establishes new guidelines for accounting for intangible assets, which require that certain intangible assets be reviewed annually for impairment rather than amortized. The FASB, the Securities and Exchange Commission and others continue to discuss the appropriate application of SFAS 141 and 142 to mineral rights held under lease and other contractual arrangements representing the right to extract such reserves (collectively, “mineral rights”). Depending on the outcome of such discussions, these mineral rights may be classified separately from mining properties, as intangible assets, on the Company’s consolidated balance sheet. In addition, the disclosures required by SFAS 141 and 142 relative to intangibles would be included in the notes to the financial statements. The Company’s results of operations and cash flows, however, would not be affected, since the Las Cruces mineral right will be amortized using the units-of-production method once production at the project commences. Until further guidance is provided, the Company will continue to include mineral rights in mining properties as it believes such classification is more meaningful to the users of the financial statements.

            As of June 30, 2003, the Company’s only mineral interest under development is the mining concession related to the Las Cruces project, which is not yet in the production stage. As of June 30, 2003 and December 31, 2002, the Company had capitalized approximately $48,052 and $47,346, respectively, of costs related to this mineral right, which are included in mining properties. Mineral rights related to the Company’s Castle Mountain Venture, which are not significant, were fully depleted as of June 30, 2003.

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

            In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” SFAS No. 148, which is effective for years ending after December 15, 2002, provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS No. 148.

            Based upon the Company’s review of new accounting standards released during the second quarter ended June 30, 2003, the Company did not identify any standard requiring adoption that would have a significant impact on its consolidated financial statements for the periods reported.

            The Company accounts for stock options granted using Accounting Principles Board (“APB”) Opinion 25. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company’s net income and net income per common share would have changed to the pro forma amounts indicated below:

	Six Months Ended June 30,

	2003	2002

Net income as reported	$1,307	$553
Deduct: Total stock-based compensation expense determined using the fair value method for all awards, net of related tax effects	(8)	(13)

	$1,299	$540

Net income per share:
Basic – as reported	$0.03	$0.01
Basic – pro forma	$0.03	$0.01
Diluted – as reported	$0.03	$0.01
Diluted – pro forma	$0.03	$0.01

2.         PROJECT DEVELOPMENT

            The Company, through its wholly owned subsidiary Cobre Las Cruces, S.A., owns the exploration and mineral rights to the Las Cruces project, a development stage copper project in the Pyrite Belt of Spain. The Las Cruces project was acquired by the Company on September 1, 1999 when the Company acquired Cobre Las Cruces, formerly known as Riomin Exploraciones, S.A., from Rio Tinto

MK GOLD COMPANY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All dollar amounts in thousands)

plc. Because a prior feasibility study by Rio Tinto indicated that the Las Cruces project was economically viable, all development costs since the date of acquisition, including interest and costs for an independent feasibility study, have been capitalized. The principal source of funding for project development has been the Company’s credit facility with Leucadia National Corporation.

            In May 2002, the Department of Environment of the Regional Government of Andalusia, Spain issued a positive Declaration of Environmental Impact for the Las Cruces project. Receipt of the positive declaration indicates the government’s environmental approval of the project.

            In May 2003, the Ministry of Economy for Spain granted, and Cobre Las Cruces accepted, a Regional Incentives Subsidy of 36.9 million euros (approximately $42,500 at an exchange rate of 0.88 euro per dollar) for the development of the Las Cruces project. The European Union had previously authorized this subsidy.

            Receipt of the subsidy is subject to several conditions, including job creation, minimum equity requirements for Cobre Las Cruces, and qualifying capital expenditures of at least 264 million euros (approximately $300,000) for engineering, plant, land and equipment. In order to receive the subsidies, at least 25% of the qualifying capital expenditures must be incurred by March 27, 2004 and the full amount of qualifying capital expenditures must be incurred by March 27, 2006. Once the conditions have been met, the Company will be eligible to receive the subsidy. The Company intends to seek an extension of the March 27, 2004 deadline. There can be no assurance, however, that any extension will be granted.

            The Company has submitted other subsidy applications to the regional government of Andalusia, which have been authorized by the European Union. These subsidies, if granted, could provide additional funds for the development of the project. The regional government is in the final steps of reviewing these applications.

            In August 2003, the Ministry of Employment and Development of the government of Andalusia granted the mining concession for the Las Cruces project, which gives Cobre Las Cruces the right to mine the Las Cruces deposit, subject to certain government requirements. These requirements include posting an environmental restoration bond and a contingency bond; increasing the share capital of Cobre Las Cruces to 30% of the total investment in the Las Cruces project in accordance with a condition of the Regional Incentives Subsidy granted to Cobre Las Cruces in March 2003; contracting for civil liability insurance coverage; presenting to the Ministry of Employment and Development a geotechnical monitoring plan to ensure the stability of the open pit slopes; engaging an independent environmental control agency; and complying with the terms of the favorable Declaration of Environmental Impact which was issued to Cobre Las Cruces by the Ministry of Environment of the government of Andalusia in May 2002.

            Mining at the Las Cruces project will be subject to further permitting, obtaining financing, engineering and construction. Although the Company believes necessary permitting for the project will be obtained, the Company cannot guarantee that such will be the case, and no assurance can be given that the Company will obtain financing for the project. Further, there may be other political and economic circumstances that could prevent the Company from completing development of the project.

MK GOLD COMPANY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All dollar amounts in thousands)

3.         MINING JOINT VENTURE

            The Company owns a 25% undivided interest in the Castle Mountain Venture (“CMV”), which prior to May 2001 operated a gold mine in San Bernardino County, California. During the second quarter of 2001, gold reserves at the mine were exhausted, mining operations ceased, and mine closure and reclamation activities began. Mining closure and reclamation activities continued during the second quarter of 2003. The results for the CMV have been proportionally reflected in the accompanying consolidated financial statements.

            Gold production at the Castle Mountain Mine continued during the second quarter of 2003 as residual gold was recovered from the leach pads during the closure and reclamation phase. Residual gold production is expected to continue into 2004 as a result of continued leaching. As part of closure activities at the mine, mining equipment and assets were sold during the three and six month periods ended June 30, 2003 and 2002, resulting in a gain on sale of assets of $43 and $45, respectively, for 2003 and $11 and $575, respectively, for 2002.

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

            The Company accounted for this investment using the equity method of accounting and, as a result of recording its share of Peru Exploration’s losses, had reduced its investment balance to zero as of December 31, 2002. Since the Company had no obligation or commitment to provide any additional funds to Peru Exploration, application of the equity method of accounting was suspended once its investment was reduced to zero. The Company’s share of loss from the partnership for the three and six month periods ended June 30, 2002 was $152 and $280, respectively.

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

            The Company recorded, in the second quarter of 2003, a non-cash gain of $1,945, net of related expenses, based upon the estimated value of the common shares of Bear Creek received. The common shares of Bear Creek which can be sold without restriction within 12 months are classified as a current asset and carried at the quoted market price of the Bear Creek common stock. Any unrealized gains and losses on these securities are reflected as a component of other comprehensive income. The remainder of the shares are classified as a long term asset and carried at the amount recorded upon receipt in April 2003, unless there is a decline in market value which is other than temporary.

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

6.         RELATED PARTY TRANSACTIONS

            At June 30, 2003, the Company had outstanding borrowings of $35,100 under its $40,000 credit facility with Leucadia National Corporation (the “Credit Facility”). For the three and six month periods ended June 30, 2003, approximately $371 and $719, respectively, in interest and commitment fees were paid to Leucadia under the Credit Facility, compared to $360 and $710, respectively, for the same periods in 2002. Approximately $365 and $706, respectively, in interest relating to the Las Cruces project was capitalized for the three and six month periods ended June 20, 2003, compared to $355 and $699, respectively, for the same periods in 2002. Loans outstanding under the Credit Facility bear interest equal to the prime rate and interest and commitment fees are payable quarterly. The prime rate at June 30, 2003 was 4.0%. In May 2003, the Credit Facility was amended, effective January 2, 2003, to extend the expiration to January 3, 2005.

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

8.         INCOME TAXES

            The provision for income taxes in the first and second quarters of 2003 primarily represents state income taxes payable to the State of California. The Company’s net operating losses are not available to reduce California state income taxes. California has disallowed net operating loss offsets for 2003 and 2002. In 2003 and 2002, the Company utilized a portion of its net operating losses to offset the federal income taxes that otherwise would have been due.

9.         BANKRUPTCY RECOVERY

            As part of a court approved bankruptcy plan of Washington Group International, Inc. (“Washington Group”), the Company has received distributions of common stock and warrants to purchase additional common shares of Washington Group, beginning in the second quarter of 2002. The most recent distribution occurred in the second quarter of 2003. In that distribution, the Company received 2,751 shares of common stock and warrants to purchase an additional 4,689 common shares of Washington Group, with a combined market value of $64. The Company has recorded this amount and the amounts of prior distributions, net of related legal expenses, as income in the quarters in which they were received. The securities are classified as available for sale and any unrealized gains and losses are reflected as a component of other comprehensive income.

10.         ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

            The following is a summary of accumulated other comprehensive income (loss) at June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002

Net unrealized loss on equity securities	$(155)	$(66)
Net unrealized foreign exchange gain	5,725	1,253

	$5,570	$1,187

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

            Based on the feasibility study, we believe that the Las Cruces project has the potential to be a low cost producer. Our analysis of the economic viability of the Las Cruces project is based on assumptions regarding copper prices and estimates regarding the total costs to bring the Las Cruces project into commercial production. These estimates are based largely on the feasibility study, which was completed in 2001. Since that time, we have obtained additional information regarding the expected development costs through the permitting process as well as additional internal analysis. We have identified factors that would increase both expected development costs and operating costs. However, we have also identified potential ways to reduce certain costs contemplated by the feasibility study. It is difficult to predict whether the net effect of the cost increases and potential cost savings will have a significant effect on the expected total costs of development of the Las Cruces project. One key factor affecting development costs, for example, is the exchange rate of the euro relative to the U.S. dollar. The exchange rate fluctuates and we cannot predict what the exchange rates will be over the course of development of the project. We do know, however, that the exchange rate for one U.S. dollar has decreased from approximately 1.138 euros, at the time the feasibility study was completed, to its current level of approximately 0.88 euro. If this trend continues, our actual development costs will likely be higher than our estimates based on the feasibility study. We are working together with outside engineering consultants to estimate the impact of the identified cost increases and potential cost savings related to the development of the Las Cruces project. We believe it is important to quantify these factors to the extent possible as we move from the permitting phase of the project to financing, basic engineering and land acquisition activities.

            Our assumptions and estimates regarding the Las Cruces project are also subject to a number of other risks and uncertainties. Actual results could differ materially from our assumptions and estimates as a result of our need for financing, potential delays in development of the Las Cruces project, the imprecision of estimates, the uncertainty of government subsidies, uncertainties associated with closure guarantees or other requirements that may be imposed by the Spanish government, volatility of copper prices, fluctuations in the value of the euro relative to the U.S. dollar and other factors, including those set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement for Forward Looking Information” and elsewhere in this report.

            Subsidies, Permitting and Development Activities.  In June and July 2001, we submitted subsidy applications to central and regional governments in Spain. Upon their review of the applications, these governments recommended subsidies of up to 53 million euros, or approximately $60 million, subject to final consideration following European Commission review. Because the recommendation exceeded 50 million euros, it required the authorization of the European Commission. The European Commission reviewed the recommended subsidies and considered them to be compatible with the European Commission Treaty.

            In May 2003, the Ministry of Economy for Spain granted, and Cobre Las Cruces accepted, a Regional Incentives Subsidy of 36.9 million euros (approximately $42 million at an exchange rate of 0.88 euro per dollar) for the development of the Las Cruces project. Receipt of the subsidy is subject to several conditions, including job creation, minimum equity requirements for Cobre Las Cruces, and qualifying capital expenditures of at least 264 million euros (approximately $300 million) for engineering, plant, land and equipment. In order to receive the subsidies, at least 25% of the qualifying capital expenditures must be incurred by March 27, 2004 and the full amount of qualifying capital expenditures must be incurred by March 27, 2006. Once these conditions have been met, we will be eligible to receive the subsidy. We intend to seek an extension of the March 27, 2004 deadline. We cannot assure you, however, that any extension will be granted.

            Additional subsidies from the regional government of Andalusia, if granted, could provide additional funds for the development of the project. The regional government is in the final steps of reviewing these applications, which were submitted in 2001.

            We submitted initial water permit applications in December 2000 to the regional water authority of the Spanish central government. In March 2001, we submitted to the government of Andalusia a mining concession application accompanied by environmental impact and project feasibility studies. We submitted additional water permit applications in April and May 2001, including a permit application for effluent discharge. Two of the initial water permits have been granted. The remaining initial water permits are in an advanced stage of processing. While we believe that we will receive the remaining water permits, we could encounter difficulties or further delays. Therefore, we cannot assure you that we will receive them on a timely basis or at all.

            In May 2002, the Department of Environment of the Regional Government of Andalusia, Spain issued a positive Declaration of Environmental Impact for the Las Cruces project. Receipt of the positive declaration indicates the government’s environmental approval of the project.

            In August 2003, the Ministry of Employment and Development of the government of Andalusia granted the mining concession for the project, which gives Cobre Las Cruces the right to mine the Las Cruces deposit, subject to certain government requirements. These requirements include posting an environmental restoration bond and a contingency bond; increasing the share capital of Cobre Las Cruces to 30% of the total investment in the project in accordance with a condition of the Regional Incentive Subsidy granted to Cobre Las Cruces in March 2003; contracting for civil liability insurance coverage; presenting to the Ministry of Employment and Development a geotechnical monitoring plan to ensure the stability of the open pit slopes; engaging an independent environmental control agency; and complying with the terms of the favorable Declaration of Environmental Impact which was issued to Cobre Las Cruces by the Ministry of Environment of the government of Andalusia in May 2002.

            We need to purchase 1,174 hectares, or approximately 4.5 square miles, of land and associated rights-of-way to complete the final processing of some of our additional water permit applications. If negotiations with landowners are unsuccessful, we will initiate proceedings to cause the regional government to expropriate that land. Expropriation is commonly used in Spain, in accordance with government laws. Land acquisition activities are expected to begin once the remaining initial water permits are granted.

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

            Financing.  Funding for the development and advancement of the Las Cruces project has principally come from our operating cash flows, cash reserves and credit facility with Leucadia National Corporation. Our current cash resources will not be sufficient to cover all projected expenses necessary to bring the Las Cruces project into commercial production. We estimate that the total capital costs to bring the Las Cruces project into commercial production are approximately $290 million, including working capital, land purchases and contingencies, but excluding interest and other financing costs. As described under “Project Feasibility” above, our estimated capital costs are subject to a number of uncertainties and our actual capital costs could be higher.

            We are exploring various financing alternatives for projected costs and expenses associated with the Las Cruces project. In addition, we will need to repay our credit facility. We will not be able to fund the project and repay the credit facility solely from debt financing. We will need to raise a significant amount of the funds from equity investors, which we are considering doing through a subscription rights offering to our existing stockholders. Although we believe that a rights offering is a viable option, we cannot assure you that we will actually commence a rights offering or that, if commenced, such a rights offering will be successful. If we commence a rights offering, we do not expect to do so until the initial water permits have been obtained for the Las Cruces project.

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

Results of Operations

            Gold Production.  Our attributable share of gold production from the Castle Mountain Venture for the three and six month periods ended June 30, 2003 was 926 ounces and 2,154 ounces, respectively, compared to 4,896 ounces and 8,812 ounces for the three and six month periods ended June 30, 2002. This represents a decrease in production of 3,970 ounces, or 81%, for the three month period and a decrease in production of 6,658 ounces, or 76%, for the six month period, compared to the same periods in 2002. The decrease in production is due to declining residual gold recovery from the leach pads. Future gold production will continue to decline as residual gold is recovered from the leach pads during the closing and reclamation phase at the mine. Residual gold production is expected to continue into 2004.

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

            Our product sales revenue decreased $0.7 million, or 64%, to $0.4 million for the three month period ended June 30, 2003, and $1.8 million, or 68%, to $0.8 million for the six month period ended June 30, 2003, compared to $1.1 million and $2.6 million, respectively, for the same periods in 2002. The decrease in revenue is due to declining gold production, partially offset by higher realized gold prices. Future product sales revenue will continue to decline as residual gold production decreases during the reclamation and closure phase at the Castle Mountain Mine.

            During the three and six month periods ended June 30, 2003, we sold no ounces of gold under forward sales contracts and 1,170 and 2,370 ounces of gold, respectively, on the spot market. During the same periods in 2002, we sold no ounces of gold under forward sales contracts and 3,420 and 8,470 ounces of gold, respectively, on the spot market. We had no ounces of gold sold under forward sales contracts as of June 30, 2003. While we have used forward sales contracts in the past, we expect that our future gold sales from residual production at the Castle Mountain Mine will be made primarily at spot prices.

            For the six month period ended June 30, 2003, the average price realized per ounce of gold was $350, compared to $301 per ounce for the same period in 2002. The average spot price for the six month period ended June 30, 2003 was $350 per ounce, compared to $302 per ounce for the same period in 2002.

            Gross Profit.  We recognized gross profit from product sales for the three and six month periods ended June 30, 2003 of $0.2 million and $0.4 million, respectively, compared to $0.7 million and $1.0 million, respectively, for the same periods in 2002. Gross profit for the 2003 periods decreased as compared to the same periods in 2002 primarily due to declining gold production, partially offset by higher realized gold prices and, for the six month 2003 period, by a favorable royalty adjustment.

            Exploration Costs.  Exploration costs for the three and six month periods ended June 30, 2003, decreased 6% and increased 7%, respectively, compared to the same periods in 2002. Exploration costs for the three month 2003 period did not materially change compared to the same period in 2002. The increase in expenditures for the six month period is due to more properties being evaluated in 2003. During the six months ended June 30, 2003, we focused our exploration efforts on our exploration programs in Nevada and Spain.

            General and Administrative Expenses.  General and administrative expenses for the three and six month periods ended June 30, 2003 increased 4% and 11%, respectively, compared to the same periods in 2002. The higher expenses in 2003 were due to increased legal, audit and payroll related costs.

            Gain on Sale of Assets.  We recognized a gain on sale of assets of $0.6 million for the six month period ended June 30, 2002 from sales of mining equipment and assets as part of closure activities at the Castle Mountain Mine. Asset sales did not result in material gains in the comparable period in 2003.

            Unconsolidated Affiliate.  In July 2000, we became a limited partner in Peru Exploration Venture LLLP. The principal objective of the partnership was to acquire precious and base metal properties in Peru. We have accounted for this investment using the equity method of accounting. Our commitment to the partnership was $1.0 million over a two-year period, which was fully funded as of December 31, 2001. Our share of loss from the partnership for the three and six month periods ended June 30, 2002 was $0.2 million and $0.3 million, respectively.

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

            We recorded, in the second quarter of 2003, a non-cash gain of $1.9 million, net of related expenses, based upon the estimated value of the common shares received. Although generally accepted accounting principles required us to record this gain, it does not necessarily reflect the value we may ultimately realize from this investment. Our ability to realize the recorded value of our shares of Bear Creek is subject to various risks, including Bear Creek’s performance in the future, volatility in the market price for the shares and the existence of sufficient market liquidity to absorb our position, all of which are beyond our control. In addition, we are restricted from publicly selling most of our shares of Bear Creek over an 18-month period following the exchange as described in Note 4 to the unaudited interim consolidated financial statements. The restrictions on our ability to sell our Bear Creek stock could negatively impact the value we will ultimately receive for the shares. As a result, the amount we will realize from this investment is uncertain.

            Bankruptcy Recovery.  As part of a court approved bankruptcy plan of Washington Group International, Inc., we have received distributions of common stock and warrants to purchase additional common shares of Washington Group, beginning in the second quarter of 2002. The most recent distribution occurred in the second quarter of 2003. In that distribution, we received 2,751 shares of common stock and warrants to purchase an additional 4,689 common shares of Washington Group, with a combined market value of $0.06 million. We have recorded this amount and the amounts of prior distributions, net of related legal expenses, as income in the quarters in which they were received. The securities are classified as available for sale and any unrealized gains and losses are reflected as a component of other comprehensive income.

            Interest Expense.  Interest expense for the three and six month periods ended June 30, 2003 and 2002 consisted primarily of the cost of the commitment fee on our credit facility, which is based on the amount available under the facility. For the three and six month periods ended June 30, 2003 and 2002, we capitalized $0.4 million and $0.7 million, respectively, in interest relating to the Las Cruces project. For the three and six month periods ended June 30, 2002, we capitalized $0.4 million and $0.7 million, respectively, in interest relating to the Las Cruces project.

            Income Tax Provision.  The provision for income taxes in the first and second quarters of 2003 primarily represents state taxes relating to California. We recorded no federal income tax provision during the first or second quarter of 2002 as any tax that otherwise would have been due was fully offset by our net operating loss carryforwards.

Liquidity and Capital Resources

            Our principal sources of funds are our available resources of cash and cash equivalents, equity securities, cash generated from residual gold production at the Castle Mountain Mine and our credit facility. At June 30, 2003, we had cash and cash equivalents of $1.1 million, equity securities of $1.7 million (of which only $0.6 million can be publicly traded) and gold bullion of $0.1 million, representing an increase in cash and cash equivalents, equity securities and gold bullion of $1.1 million from December 31, 2002. At June 30, 2003, we had $4.9 million of available borrowings under our credit facility. We expect that our cash and cash equivalents and available borrowings under our credit facility will be sufficient to cover operating expenses through 2003. However, our cash resources will not be sufficient to cover all projected costs and expenses necessary to commence mining at the Las Cruces project. Basic engineering and land acquisition activities are scheduled to begin at the project once the initial water permits have been granted. We will require financing in order to proceed with basic engineering and land acquisition activities. We estimate that the capital cost will be approximately $290 million to bring the Las Cruces project into production, excluding interest and other financing costs.

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

            Net cash used by operating activities was $1.8 million for the six months ended June 30, 2003 compared to net cash provided by operating activities of $0.8 million for the same period in 2002. The decrease in cash from operations during the six months ended June 30, 2003 compared to the same period in 2002 is due primarily to decreased gold sales and increased general and administrative expenditures.

            In March 1998, we entered into a $20 million credit facility with Leucadia National Corporation. Through various amendments, the most recent of which was entered into in May 2003 and effective January 2, 2003, the credit facility has been amended to increase the amount to $40 million and to extend the expiration to January 3, 2005. Leucadia may terminate the credit facility on December 15 of any year, provided Leucadia notifies us of the termination prior to September 15 of that year. Leucadia has notified us that it does not intend to terminate the credit facility prior to January 2, 2004. At June 30, 2003, we had outstanding borrowings under the credit facility of $35.1 million. Loans outstanding under the credit facility bear interest equal to the prime rate and interest and commitment fees are payable quarterly. The prime rate at June 30, 2003 was 4.0%. Interest paid to Leucadia under the credit facility for the six months ended June 30, 2003 was approximately $0.7 million. A substantial portion of these interest payments relates to financing for the Las Cruces project. Interest related to the Las Cruces project is capitalized and is not reflected as interest expense in our consolidated statements of operations. Instead, capitalized interest is added to mining properties, plant and mine development on our consolidated balance sheets.

            We are exploring various financing alternatives for projected costs and expenses associated with the Las Cruces project. In addition, we will need to repay our credit facility. We will not be able to fund the project and repay the credit facility solely from debt financing. We will need to raise a significant amount of the funds from equity investors, which we are considering doing through a subscription rights offering to our existing stockholders. Although we believe that a rights offering is a viable option, we cannot assure you that we will actually commence a rights offering or that, if commenced, such a rights offering will be successful. If we commence a rights offering, we do not expect to do so until the initial water permits have been obtained for the Las Cruces project. In order to continue to fund our operating activities until we have obtained additional financing, we will likely have to seek an increase in the amount and an extension of the term of the credit facility with Leucadia. If we are unable to obtain an increase and extension from Leucadia, we may need to seek alternative financing, which may not be available on favorable terms, if at all.

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

            Additions to mining properties, plant and mine development totaled $2.4 million for the six months ended June 30, 2003, compared to $1.8 million for the same period in 2002. For all periods presented, additions to mining properties, plant and mine development consisted of: (1) mine development expenditures; (2) construction expenditures for buildings, machinery, plant and equipment; (3) expenditures for mobile mining service equipment; and (4) capitalized interest. Development costs incurred at the Las Cruces project, including interest costs, are capitalized and are reflected as investing activities in our consolidated statements of cash flows. The principal source of funds that we used to fund project development at the Las Cruces project was our credit facility with Leucadia.

            Upon completion of production at a mine, we must make expenditures for reclamation and closure of the mine. We provide for future reclamation and mine closure liabilities in accordance with SFAS No. 143. At June 30, 2003, we had accrued $1.8 million for these costs, including $1.7 million for the Castle Mountain Mine. In addition to the accruals, we and Quest Capital Corporation, formerly Viceroy Resource Corporation, the owner of the remaining 75% interest in the Castle Mountain Venture, are depositing cash, including all proceeds from the sale of plant and equipment, in a separate fund to cover future reclamation costs at the venture properties. Our contributions to this fund totaled $2.2 million at June 30, 2003. We review the adequacy of our reclamation and mine closure liabilities in light of current laws and regulations and adjust our liabilities as necessary.

            As shown below, at June 30, 2003, our contractual cash obligations totaled approximately $35.37 million.

Contractual Obligations

	Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years

Operating leases	$0.27	$0.14	$0.12	$0.01	$—
Line of credit (1)	35.10	—	35.10	—	—

Total contractual cash obligations	$35.37	$0.14	$35.22	$0.01	$—

(1)

This amount represents the outstanding principal balance under our $40 million credit facility with Leucadia at June 30, 2003. Leucadia may terminate the credit facility on December 15 of any year, provided Leucadia notifies us of the termination prior to September 15 of that year. Leucadia has notified us that it does not intend to terminate the credit facility prior to January 2, 2004. The credit facility has an expiration date of January 3, 2005.

New Accounting Standards

            Based upon our review of new accounting standards released during the second quarter ended June 30, 2003, we did not identify any standard requiring adoption that would have a significant impact on our consolidated financial statements for the periods reported.

Off-Balance Sheet Arrangements

            Surety bonds and letters of credit totaling $2.4 million, of which our share is $0.72 million, have been provided as required by various governmental agencies for environmental protection, including reclamation bonds of $0.49 million relating to the Castle Mountain Mine and $0.23 million relating to the American Girl Mine, at which reclamation was completed in 2000. If closure and reclamation obligations under these agreements are not met, the agencies could draw on these bonds and letters of credit to fund expenditures for reclamation and closure requirements.

Share Repurchase Program

            Our board of directors has authorized us to repurchase up to 2 million shares of our outstanding common stock. As of August 7, 2003, we had repurchased 173,700 shares under our repurchase program. We have not repurchased any shares since the fourth quarter of 1998.

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

            In the past we have entered into option contracts and forward sales contracts to establish a minimum selling price on some of the ounces of gold that we produce. We do not enter into option or sales contracts for the purpose of speculative trading. Our current policy provides for the use of forward sales contracts for up to 80% of the remaining residual production at the Castle Mountain Mine. However, we expect to sell the remaining production primarily at spot prices at various times. At June 30, 2003 and 2002, we had no ounces of gold sold under forward sales contracts.

Foreign Currency Exchange Rate Risk

            A significant portion of our activity is located in Spain. We also conduct exploration activities in other countries from time to time. Our future profitability could be impacted by fluctuations in foreign currencies relative to the U.S. dollar. A 10% increase in the value of the euro relative to the U.S. dollar could increase our estimate of the cost to develop the Las Cruces project by up to $24 million. We have not entered into any foreign currency contracts or other derivatives to establish a foreign currency protection program.

Interest Rate Risk

            At June 30, 2003, we had borrowed $35.1 million under our credit facility with Leucadia National Corporation. The credit facility carries a variable interest rate equal to the prime rate. At June 30, 2003, the prime rate was 4.0%. A 1% increase in the prime rate would increase our annual interest expense by approximately $0.3 million. The credit facility will expire on January 3, 2005, unless terminated earlier. Leucadia may terminate the credit facility on December 15 of any year, provided Leucadia notifies us of the termination before September 15 of that year. Leucadia has notified us that it does not intend to terminate the credit facility prior to January 2, 2004. We have not undertaken any hedging activities with respect to the credit facility.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

            Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of June 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2003.

Changes in Internal Control Over Financial Reporting

            There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

            Our 2003 annual meeting of stockholders will be held on September 5.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this report:

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b)        During the quarter ended June 30, 2003, we filed reports on Form 8-K dated April 23, 2003 and May 9, 2003, each of which sets forth information under Item 5, “Other Events and Regulation FD Disclosure,” and Item 7, “Financial Statements and Exhibits,” and a report on Form 8-K dated May 15, 2003, which sets forth information under Items 9 and 12, “Regulation FD Disclosure and Results of Operations and Financial Condition.” Following the quarter ended June 30, 2003, we filed a report on Form 8-K dated August 11, 2003, which sets forth information under Item 5, “Other Events and Regulation FD Disclosure.”

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MK GOLD COMPANY

/s/ JOHN C. FARMER

John C. Farmer Chief Financial Officer and Secretary (Authorized Signatory and Principal Financial and Accounting Officer)

Date:  August 13, 2003

INDEX TO EXHIBITS

Exhibits

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.