Form 10-Q
period 2003-09-30
MK GOLD CO
filed 2003-11-14
CIK 913586

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

On November 5, 2003, there were 37,395,649 outstanding shares of the registrant’s common stock.

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

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with our Annual Report on Form 10-K for the year ended December 31, 2002. Our 2002 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three and nine month periods ended September 30, 2003 with the same periods in 2002.

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Thousands of dollars except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUE:
Product sales	$281	$1,506	$1,111	$4,108

Total revenue	281	1,506	1,111	4,108

OPERATING EXPENSES:
Product sales	206	421	511	1,911
Project development	279	47	404	162

Total operating expenses	485	468	915	2,073
GROSS PROFIT (LOSS)	(204)	1,308	196	2,035
Exploration costs	(107)	(226)	(368)	(469)
General and administrative expenses	(465)	(451)	(1,375)	(1,273)

INCOME (LOSS) FROM OPERATIONS	(776)	361	(1,547)	293
Gain (loss) on disposal of assets	6	(885)	51	(310)
Equity in loss of unconsolidated affiliate	—	(21)	—	(301)
Litigation settlement, net	36	—	36	—
Bankruptcy recovery, net	—	20	98	318
Gain on exchange of partnership interest, net	—	—	1,945	—
Investment income and dividends, net	10	22	38	64
Interest expense	(4)	(4)	(17)	(15)

Income (loss) before income taxes	(728)	(507)	604	49
Income tax provision	—	—	(25)	(3)

Net income (loss)	$(728)	$(507)	$579	$46

Basic and diluted income (loss) per share	$(0.02)	$(0.01)	$0.02	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Thousands of dollars except par value)

	September 30, 2003	December 31, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,131	$1,426
Equity securities	2,152	299
Gold bullion held for sale	143	69
Receivables	189	422
Inventories
Ore and in process	19	58
Materials and supplies	40	46
Other	44	98

Total current assets	4,718	2,418

Property, plant and mine development, net	30,823	22,717
Intangible assets – mineral rights (see note 1)	45,960	42,899
Equity securities	482	—
Restricted investment securities	873	1,621
Restricted cash	1,231	489
Other assets	211	211

TOTAL ASSETS	$84,298	$70,355

(continued)

MK GOLD COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Thousands of dollars except par value)

	September 30, 2003	December 31, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,997	$720
Current portion of mine closure and reclamation liabilities	715	278
Other accrued liabilities	441	445

Total current liabilities	3,153	1,443

Mine closure and reclamation liabilities	1,014	1,621
Deferred income tax liability	3,967	3,967
Line of credit – Leucadia National Corporation	38,700	31,900

Total liabilities	46,834	38,931

STOCKHOLDERS’ EQUITY:

Common stock, par value $0.01; 80,000,000 shares authorized, 37,415,500 shares issued and 37,395,649 shares outstanding	374	374
Capital in excess of par value	82,869	82,869
Accumulated deficit	(52,408)	(52,987)
Treasury stock at cost, 19,851 shares	(19)	(19)
Accumulated other comprehensive income	6,648	1,187

Total stockholders’ equity	37,464	31,424

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,298	$70,355

The accompanying notes are an integral part of the consolidated financial statements.

(concluded)

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES:
Net income	$579	$46
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in loss of unconsolidated affiliate	—	301
Depreciation, depletion and amortization	18	23
Litigation settlement	(38)	—
Bankruptcy recovery	(98)	(365)
Gain on exchange of partnership interest	(1,945)	—
(Gain) loss on disposal of assets	(51)	310
Changes in operating assets and liabilities:
Gold bullion held for sale	(74)	310
Receivables	233	(34)
Inventories	45	377
Other current assets	54	46
Restricted cash	(742)	146
Accounts payable and other accrued liabilities	1,273	(285)
Mine closure and reclamation liabilities	(170)	270

Total adjustments	(1,495)	1,099

Net cash provided (used) by operating activities	(916)	1,145

INVESTING ACTIVITIES:
Additions to property, plant and mine development	(5,914)	(2,696)
Proceeds from disposal of assets	51	583
Proceeds from sale of restricted investment securities	748	—
Purchase of investment securities	(45)	(748)

Net cash used by investing activities	(5,160)	(2,861)

FINANCING ACTIVITIES:
Net borrowings under line of credit– Leucadia National Corporation	6,800	1,900
Increase in other assets	—	(211)

Net cash provided by financing activities	6,800	1,689

EFFECT OF EXCHANGE RATES ON CASH	(19)	49

INCREASE IN CASH AND CASH EQUIVALENTS	705	22
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,426	1,365

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,131	$1,387

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$17	$15
Income taxes paid, net	$25	$3

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the nine months ended September 30, 2003 and 2002

(Thousands of dollars except per share data)

	Common Stock $0.01 Par Value	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
January 1, 2002	$374	$82,869	$(52,834)	$(19)	$(5,539)	$24,851

Net income			46			46
Other comprehensive income (loss):

Net change in unrealized gain on equity securities					(117)	(117)
Net change in unrealized foreign exchange loss					3,866	3,866

Comprehensive income						3,795

September 30, 2002	$374	$82,869	$(52,788)	$(19)	$(1,790)	$28,646

January 1, 2003	$374	$82,869	$(52,987)	$(19)	$1,187	$31,424

Net income			579			579
Other comprehensive income:

Net change in unrealized gain on equity securities					233	233
Net change in unrealized foreign exchange gain					5,238	5,238

Comprehensive income						6,040

September 30, 2003	$374	$82,869	$(52,408)	$(19)	$6,648	$37,464

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

1.	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002, which are included in our Annual Report on Form 10-K for the year ended December 31, 2002 (“2002 10-K”). The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2002 was extracted from the audited consolidated financial statements contained in the 2002 10-K and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

Certain amounts for prior periods have been reclassified to be consistent with the 2003 presentation.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Intangible Assets,” which became effective for the Company on July 1, 2001 and January 1, 2002, respectively. Among other things, SFAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS 142 establishes new guidelines for accounting for intangible assets, which require that certain intangible assets be reviewed annually for impairment rather than amortized. Pursuant to SFAS No. 141 and SFAS No. 142, mineral interests associated with other than owned properties are classified as intangible assets. As a result, the Company has reclassified the mineral rights associated with the Company’s Las Cruces project from mining properties to intangible assets – mineral rights in its consolidated balance sheet. As of September 30, 2003 and December 31, 2002, the Company had capitalized $45,960 and $42,899, respectively, related to the Las Cruces mineral rights. The Company’s results of operations and cash flows, however, are not affected, since the Las Cruces mineral rights are not being amortized. The Las Cruces mineral rights will be amortized using the units-of-production method once production at the project commences. Mineral rights related to the Company’s Castle Mountain Venture, which are not significant, were fully depleted as of December 31, 2002.

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

Based upon the Company’s review of new accounting standards released during the third quarter ended September 30, 2003, the Company did not identify any standard requiring adoption that would have a significant impact on its consolidated financial statements for the periods reported.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$(728)	$(507)	$579	$46
Deduct: Total stock-based compensation expense determined using the fair value method for all awards, net of related tax effects	(4)	(7)	(12)	(20)

	$(732)	$(514)	$567	$26

Net income (loss) per share:
Basic – as reported	$(0.02)	$(0.01)	$0.02	$0.00
Basic – pro forma	$(0.02)	$(0.01)	$0.02	$0.00
Diluted – as reported	$(0.02)	$(0.01)	$0.02	$0.00
Diluted – pro forma	$(0.02)	$(0.01)	$0.02	$0.00

2.	PROJECT DEVELOPMENT

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

In May 2003, the Ministry of Economy for Spain granted, and Cobre Las Cruces accepted, a Regional Incentives Subsidy of 36.9 million euros (approximately $42,900 at an exchange rate of 0.86 euro per dollar) for the development of the Las Cruces project. The European Union had previously authorized this subsidy.

Receipt of the subsidy is subject to several conditions, including job creation, minimum equity requirements for Cobre Las Cruces, and qualifying capital expenditures of at least 264 million euros (approximately $307,000) for engineering, plant, land and equipment. In order to receive the subsidies, at least 25% of the qualifying capital expenditures must be incurred by March 27, 2004 and the full amount of qualifying capital expenditures must be incurred by March 27, 2006. Once the conditions have been met, the Company will be eligible to receive the subsidy. The Company does not currently have all the permits or the financing in place to meet the required capital commitment by March 27, 2004. Therefore, the Company is preparing a request for an extension of this deadline. Although the Company expects to receive an extension, it cannot assure you that any extension will be granted, and if no extension is granted, it is unlikely that the Company will be able to meet the March 27, 2004 deadline.

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

The Company owns a 25% undivided interest in the Castle Mountain Venture (“CMV”), which prior to May 2001 operated a gold mine in San Bernardino County, California. During the third quarter of 2001, gold reserves at the mine were exhausted, mining operations ceased, and mine closure and reclamation activities began. Mining closure and reclamation activities continued during the third quarter of 2003. The results for the CMV have been proportionally reflected in the accompanying consolidated financial statements.

Gold production at the Castle Mountain Mine continued during the third quarter of 2003 as residual gold was recovered from the leach pads during the closure and reclamation phase. Residual gold production is expected to continue into 2004 as a result of continued leaching. As part of closure activities at the mine, mining equipment and assets were sold during the three and nine month periods ended September 30, 2003 and 2002, resulting in a gain (loss) on sale of assets of $6 and $51, respectively, for 2003 and $(19) and $556, respectively, for 2002.

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

The Company accounted for this investment using the equity method of accounting and, as a result of recording its share of Peru Exploration’s losses, had reduced its investment balance to zero as of December 31, 2002. Since the Company had no obligation or commitment to provide any additional funds to Peru Exploration, application of the equity method of accounting was suspended once its investment was reduced to zero. The Company’s share of loss from the partnership for the three and nine month periods ended September 30, 2002 was $21 and $301, respectively.

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

At September 30, 2003, the Company had outstanding borrowings of $38,700 under its $45,000 credit facility with Leucadia National Corporation (the “Credit Facility”). For the three and nine month periods ended September 30, 2003, approximately $377 and $1,097, respectively, in interest and commitment fees were paid to Leucadia under the Credit Facility, compared to $370 and $1,080, respectively, for the same periods in 2002. Approximately $374 and $1,080, respectively, in interest relating to the Las Cruces project was capitalized for the three and nine month periods ended September 30, 2003, compared to $365 and $1,065, respectively, for the same periods in 2002. Loans outstanding under the Credit Facility bear interest equal to the prime rate and interest and commitment fees are payable quarterly. The prime rate at September 30, 2003 was 4.0%. The Credit Facility was amended, effective September 12, 2003, to increase the facility to $45,000 and to extend the expiration to January 3, 2006.

MK GOLD COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

7.	INCOME TAXES

The provision for income taxes in the first nine months of 2003 primarily represents state income taxes payable to the State of California. The Company’s net operating losses are not available to reduce California state income taxes. California has disallowed net operating loss offsets for 2003 and 2002. In 2003 and 2002, the Company utilized a portion of its net operating losses to offset the federal income taxes that otherwise would have been due.

8.	EARNINGS PER SHARE

For each of the three and nine month periods ended September 30, 2003 and 2002, there were no differences in the numerators for the basic and diluted per share computations. These numerators were $(728) and $579 for the 2003 periods and $(507) and $46 for the 2002 periods, respectively. The denominators for basic per share computations were 37,395,649 for all periods presented. The denominators for the diluted per share computations for the three month periods ended September 30, 2003 and 2002 and the nine month period ended September 30, 2002 were 37, 395,649, respectively. The denominator for the diluted per share computation for the nine month period ended September 30, 2003 was 37,399,687.

9.	LITIGATION SETTLEMENT

During the three month period ended September 30, 2003, the Company recognized a gain on litigation settlement of $36, after deducting related legal expenses, relating to a property dispute in Montana.

10.	BANKRUPTCY RECOVERY

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

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of accumulated other comprehensive income (loss) at September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
Net unrealized gain (loss) on equity securities	$156	$(66)
Net unrealized foreign exchange gain	6,492	1,253

	$6,648	$1,187

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Based on the feasibility study, we believe that the Las Cruces project has the potential to be a low cost producer. Our analysis of the economic viability of the Las Cruces project is based on assumptions regarding copper prices and estimates regarding the total costs to bring the Las Cruces project into commercial production. These estimates are based largely on the feasibility study, which was completed in 2001. Since that time, we have obtained additional information regarding the expected development costs through the permitting process as well as additional internal analysis. We have identified factors that would increase both expected development costs and operating costs. However, we have also identified potential ways to reduce certain costs contemplated by the feasibility study. It is difficult to predict whether the net effect of the cost increases and potential cost savings will have a significant effect on the expected total costs of development of the Las Cruces project. One key factor affecting development costs, for example, is the exchange rate of the euro relative to the U.S. dollar. The exchange rate fluctuates and we cannot predict what the exchange rates will be over the course of development of the project. We do know, however, that the exchange rate for one U.S. dollar has decreased from approximately 1.138 euros, at the time the feasibility study was completed, to its current level of approximately 0.86 euro. If this trend continues, our actual development costs will likely be higher than our estimates based on the feasibility study. We are working together with outside engineering consultants to estimate the impact of the identified cost increases and potential cost savings related to the development of the Las Cruces project. We believe it is important to quantify these factors to the extent possible as we move from the permitting phase of the project to financing, basic engineering and land acquisition activities.

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

Subsidies, Permitting and Development Activities. In June and July 2001, we submitted subsidy applications to central and regional governments in Spain. Upon their review of the applications, these governments recommended subsidies of up to 53 million euros, or approximately $62 million, subject to final consideration following European Commission review. Because the recommendation exceeded 50 million euros, it required the authorization of the European Commission. The European Commission reviewed the recommended subsidies and considered them to be compatible with the European Commission Treaty.

In May 2003, the Ministry of Economy for Spain granted, and Cobre Las Cruces accepted, a Regional Incentives Subsidy of 36.9 million euros (approximately $42.9 million at an exchange rate of 0.86 euro per dollar) for the development of the Las Cruces project. Receipt of the subsidy is subject to several conditions, including job creation, minimum equity requirements for Cobre Las Cruces, and qualifying capital expenditures of at least 264 million euros (approximately $307 million) for engineering, plant, land and equipment. In order to receive the subsidies, at least 25% of the qualifying capital expenditures must be incurred by March 27, 2004 and the full amount of qualifying capital expenditures must be incurred by March 27, 2006. Once these conditions have been met, we will be eligible to receive the subsidy. We do not currently have all the permits or the financing in place to meet the required capital commitment by March 27, 2004. Therefore, we are preparing a request for an extension of this deadline. Although we expect to receive an extension, we cannot assure you that any extension will be granted, and if no extension is granted, it is unlikely that we will be able to meet the March 27, 2004 deadline.

Additional subsidies from the regional government of Andalusia, if granted, could provide additional funds for the development of the project. The regional government is in the final steps of reviewing these applications, which were submitted in 2001.

We submitted initial water permit applications in December 2000 to the regional water authority of the Spanish central government. In March 2001, we submitted to the government of Andalusia a mining concession application accompanied by environmental impact and project feasibility studies. We submitted additional water permit applications in April and May 2001, including a permit application for effluent discharge. Three of the initial water permits have been granted. The remaining initial water permit is in an advanced stage of processing. While we believe that we will receive the remaining water permits, we could encounter difficulties or further delays. Therefore, we cannot assure you that we will receive them on a timely basis or at all.

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

We need to purchase 1,174 hectares, or approximately 4.5 square miles, of land and associated rights-of-way to complete the final processing of some of our additional water permit applications. If negotiations with landowners are unsuccessful, we will initiate proceedings to cause the regional government to expropriate that land. Expropriation is commonly used in Spain, in accordance with government laws. Land acquisition activities are expected to begin once the remaining initial water permit is granted.

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

We are exploring various financing alternatives for projected costs and expenses associated with the Las Cruces project. In addition, we will need to repay our credit facility. We will not be able to fund the project and repay the credit facility solely from debt financing. We will need to raise a significant amount of the funds from equity investors, which we are considering doing through a subscription rights offering to our existing stockholders. Although we believe that a rights offering is a viable option, we cannot assure you that we will actually commence a rights offering or that, if commenced, such a rights offering will be successful. If we commence a rights offering, we do not expect to do so until the remaining initial water permit has been obtained for the Las Cruces project.

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

Results of Operations

Gold Production. Our attributable share of gold production from the Castle Mountain Venture for the three and nine month periods ended September 30, 2003 was 804 ounces and 2,958 ounces, respectively, compared to 3,456 ounces and 12,268 ounces for the three and nine month periods ended September 30, 2002. This represents a decrease in production of 2,652 ounces, or 77%, for the three month period and a decrease in production of 9,310 ounces, or 76%, for the nine month period, compared to the same periods in 2002. The decrease in production is due to declining residual gold recovery from the leach pads. Future gold production will continue to decline as residual gold is recovered from the leach pads during the closing and reclamation phase at the mine. Residual gold production is expected to continue into 2004.

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

Our product sales revenue decreased $1.2 million, or 81%, to $0.3 million for the three month period ended September 30, 2003, and $3.0 million, or 73%, to $1.1 million for the nine month period ended September 30, 2003, compared to $1.5 million and $4.1 million, respectively, for the same periods in 2002. The decrease in revenue is due to declining gold production, partially offset by higher realized gold prices. Future product sales revenue will continue to decline as residual gold production decreases during the reclamation and closure phase at the Castle Mountain Mine.

During the three and nine month periods ended September 30, 2003, we sold no ounces of gold under forward sales contracts and 760 and 3,130 ounces of gold, respectively, on the spot market. During the same periods in 2002, we sold no ounces of gold under forward sales contracts and 4,770 and 13,240 ounces of gold, respectively, on the spot market. We had no ounces of gold sold under forward sales contracts as of September 30, 2003. While we have used forward sales contracts in the past, we expect that our future gold sales from residual production at the Castle Mountain Mine will be made primarily at spot prices.

For the nine month period ended September 30, 2003, the average price realized per ounce of gold was $355, compared to $306 per ounce for the same period in 2002. The average spot price for the nine month period ended September 30, 2003 was $354 per ounce, compared to $306 per ounce for the same period in 2002.

Gross Profit. We recognized gross profit (loss) from product sales for the three and nine month periods ended September 30, 2003 of $0.1 million and $0.6 million, respectively, compared to $1.1 million and $2.2 million, respectively, for the same periods in 2002. Gross profit from product sales for the 2003 periods decreased as compared to the same periods in 2002 primarily due to declining gold production, partially offset by higher realized gold prices and, for the nine month 2003 period, by a favorable royalty adjustment.

Project development costs for the three and nine month periods ending September 30, 2003 and 2002 represent costs related to the Las Cruces Project which have not been capitalized.

Exploration Costs. Exploration costs for the three and nine month periods ended September 30, 2003, decreased 53% and 22%, respectively, compared to the same periods in 2002. The decrease in expenditures for the three and nine month periods is due to fewer properties being evaluated in 2003. During the nine months ended September 30, 2003, we focused our exploration efforts on our exploration programs in Nevada and Spain.

General and Administrative Expenses. General and administrative expenses for the nine month period ended September 30, 2003 increased 8% compared to the same period in 2002 due to increased legal, audit and payroll related costs. General and administrative expenses for the three month period ended September 30, 2003 did not materially change compared to the same period in 2002.

Gain on Disposal of Assets. We recognized a gain on sale of assets of $0.6 million for the nine month period ended September 30, 2002 from sales of mining equipment and assets as part of closure activities at the Castle Mountain Mine. Asset sales did not result in material gains in the comparable period in 2003.

During the third quarter of 2002, we decided not to renew a purchase option on a portion of the land needed to develop the Las Cruces project. We wrote off the book value of the purchase option as a loss on disposal of assets of $0.9 million in the third quarter of 2002.

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

We recorded, in the second quarter of 2003, a non-cash gain of $1.9 million, net of related expenses, based upon the estimated value of the common shares received. Although generally accepted accounting principles required us to record this gain, it does not necessarily reflect the value we may ultimately realize from this investment. Our ability to realize the recorded value of our shares of Bear Creek is subject to various risks, including Bear Creek’s performance in the future, volatility in the market price for the shares and the existence of sufficient market liquidity to absorb our position, all of which are beyond our control. In addition, we are restricted from publicly selling most of our shares of Bear Creek over an 18-month period following the exchange, as described in note 4 to the unaudited interim consolidated financial statements. The restrictions on our ability to sell our Bear Creek stock could negatively impact the value we will ultimately receive for the shares. As a result, the amount we will realize from this investment is uncertain.

Litigation Settlement. During the three month period ended September 30, 2003, we recognized a gain on litigation settlement of $0.04 million, after deducting related legal expenses, relating to a property dispute in Montana.

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

Interest Expense. Interest expense for the three and nine month periods ended September 30, 2003 and 2002 consisted primarily of the cost of the commitment fee on our credit facility, which is based on the amount available under the facility. For the three and nine month periods ended September 30, 2003, we capitalized $0.4 million and $1.1 million, respectively, in interest relating to the Las Cruces project. For the three and nine month periods ended September 30, 2002, we capitalized $0.4 million and $1.1 million, respectively, in interest relating to the Las Cruces project.

Income Tax Provision. The provision for income taxes for the nine month period ended September 30, 2003 primarily represents state taxes relating to California. We recorded no federal income tax provision during the nine month periods ended September 30, 2003 and 2002 as any tax that otherwise would have been due was fully offset by our net operating loss carryforwards. We recorded no federal tax benefit in the three month periods ended September 30, 2003 and 2002 as any benefit that would have been available was offset by a valuation allowance that was recorded against the related deferred tax asset.

Liquidity and Capital Resources

Our principal sources of funds are our available resources of cash and cash equivalents, equity securities, cash generated from residual gold production at the Castle Mountain Mine and our credit facility. At September 30, 2003, we had cash and cash equivalents of $2.1 million, equity securities of $2.2 million (of which only $0.9 million is available for immediate sale) and gold bullion of $0.1 million, representing an increase in cash and cash equivalents, equity securities and gold bullion of $2.6 million from December 31, 2002. At September 30, 2003, we had $6.3 million of available borrowings under our credit facility. We expect that our cash and cash equivalents, equity securities and gold bullion and available borrowings under our credit facility will be sufficient to cover operating expenses into 2004. However, our cash resources will not be sufficient to cover all projected costs and expenses necessary to commence mining at the Las Cruces project. Basic engineering and land acquisition activities are scheduled to begin at the project once the remaining initial water permit has been granted. We will require financing in order to proceed with basic engineering and land acquisition activities. We estimate that the capital cost will be approximately $290 million to bring the Las Cruces project into production, excluding interest and other financing costs.

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

Net cash used by operating activities was $1.0 million for the nine months ended September 30, 2003 compared to net cash provided by operating activities of $1.1 million for the same period in 2002. The decrease in cash from operations during the nine months ended September 30, 2003 compared to the same period in 2002 is due primarily to decreased gold sales and increased general and administrative expenditures.

In March 1998, we entered into a $20 million credit facility with Leucadia National Corporation. Through various amendments, the most recent of which was effective September 12, 2003, the credit facility has been amended to increase the facility to $45 million and to extend the expiration to January 3, 2006. Leucadia may terminate the credit facility on December 15 of any year, provided Leucadia notifies us of the termination prior to September 15 of that year. Leucadia did not so notify us prior to September 15 of this year. At September 30, 2003, we had outstanding borrowings under the credit facility of $38.7 million. Loans outstanding under the credit facility bear interest equal to the prime rate and interest and commitment fees are payable quarterly. The prime rate at September 30, 2003 was 4.0%. Interest paid to Leucadia under the credit facility for the nine months ended September 30, 2003 was approximately $1.1 million. A substantial portion of these interest payments relates to financing for the Las Cruces project. Interest related to the Las Cruces project is capitalized and is not reflected as interest expense in our consolidated statements of operations. Instead, capitalized interest is added to mining properties, plant and mine development on our consolidated balance sheets.

We are exploring various financing alternatives for projected costs and expenses associated with the Las Cruces project. In addition, we will need to repay our credit facility. We will not be able to fund the project and repay the credit facility solely from debt financing. We will need to raise a significant amount of the funds from equity investors, which we are considering doing through a subscription rights offering to our existing stockholders. Although we believe that a rights offering is a viable option, we cannot assure you that we will actually commence a rights offering or that, if commenced, such a rights offering will be successful. If we commence a rights offering, we do not expect to do so until the remaining initial water permit has been obtained for the Las Cruces project. In order to continue to fund our operating activities until we have obtained additional financing, we will likely have to seek an increase in the amount and an extension of the term of the credit facility with Leucadia. If we are unable to obtain an increase and extension from Leucadia, we may need to seek alternative financing, which may not be available on favorable terms, if at all.

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

Additions to mining properties, plant and mine development totaled $5.9 million for the nine months ended September 30, 2003, compared to $2.7 million for the same period in 2002. For all periods presented, additions to mining properties, plant and mine development consisted of: (1) mine development expenditures; (2) construction expenditures for buildings, machinery, plant and equipment; (3) expenditures for mobile mining service equipment; and (4) capitalized interest. Development costs incurred at the Las Cruces project, including interest costs, are capitalized and are reflected as investing activities in our consolidated statements of cash flows. The principal source of funds that we used to fund project development at the Las Cruces project was our credit facility with Leucadia.

Upon completion of production at a mine, we must make expenditures for reclamation and closure of the mine. We provide for future reclamation and mine closure liabilities in accordance with SFAS No. 143. At September 30, 2003, we had accrued $1.7 million for these costs, including $1.6 million for the Castle Mountain Mine. In addition to the accruals, we and Quest Capital Corporation, formerly Viceroy Resource Corporation, the owner of the remaining 75% interest in the Castle Mountain Venture, are depositing cash, including all proceeds from the sale of plant and equipment, in a separate fund to cover current and future reclamation costs at the venture properties. At September 30, 2003, the balance of this fund was $2.0 million. We review the adequacy of our reclamation and mine closure liabilities in light of current laws and regulations and adjust our liabilities as necessary.

As shown below, at September 30, 2003, our contractual cash obligations totaled approximately $39 million.

Contractual Obligations

	Payments Due by Period (in millions)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Operating leases	$0.29	$0.13	$0.15	$0.01	$—
Line of credit (1)	38.70	—	38.70	—	—

Total contractual cash obligations	$38.99	$0.13	$38.85	$0.01	$—

(1)	This amount represents the outstanding principal balance under our $45 million credit facility with Leucadia at September 30, 2003. Leucadia may terminate the credit facility on December 15 of any year, provided Leucadia notifies us of the termination prior to September 15 of that year. Leucadia did not so notify us prior to September 15 of this year. The credit facility has an expiration date of January 3, 2006.

New Accounting Standards

Based upon our review of new accounting standards released during the third quarter ended September 30, 2003, we did not identify any standard requiring adoption that would have a significant impact on our consolidated financial statements for the periods reported.

Off-Balance Sheet Arrangements

Surety bonds and letters of credit totaling $2.4 million, of which our share is $0.72 million, have been provided as required by various governmental agencies for environmental protection, including our share of reclamation bonds of $0.49 million relating to the Castle Mountain Mine and $0.23 million relating to the American Girl Mine, at which reclamation was completed in 2000. If closure and reclamation obligations under these agreements are not met, the agencies could draw on these bonds and letters of credit to fund expenditures for reclamation and closure requirements.

Share Repurchase Program

Our board of directors has authorized us to repurchase up to 2 million shares of our outstanding common stock. As of November 5, 2003, we had repurchased 173,700 shares under our repurchase program. We have not repurchased any shares since the fourth quarter of 1998.

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

In the past we have entered into option contracts and forward sales contracts to establish a minimum selling price on some of the ounces of gold that we produce. We do not enter into option or sales contracts for the purpose of speculative trading. Our current policy provides for the use of forward sales contracts for up to 80% of the remaining residual production at the Castle Mountain Mine. However, we expect to sell the remaining production primarily at spot prices at various times. At September 30, 2003 and 2002, we had no ounces of gold sold under forward sales contracts.

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

Interest Rate Risk

At September 30, 2003, we had borrowed $38.7 million under our credit facility with Leucadia National Corporation. The credit facility carries a variable interest rate equal to the prime rate. At September 30, 2003, the prime rate was 4.0%. A 1% increase in the prime rate would increase our annual interest expense by approximately $0.4 million. The credit facility will expire on January 3, 2006, unless terminated earlier. Leucadia may terminate the credit facility on December 15 of any year, provided Leucadia notifies us of the termination before September 15 of that year. Leucadia did not so notify us prior to September 15 of this year. We have not undertaken any hedging activities with respect to the credit facility.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of September 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2003.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 5, 2003, we held our annual meeting of stockholders in Salt Lake City, Utah. The first item of business was the election of two directors. The votes were tabulated as follows: H.E. Scruggs received 33,616,473 votes and 4,601 votes were withheld; and Robert S. Shriver received 36,616,373 votes and 4,701 votes were withheld. Five directors who were not up for re-election continue to serve as directors: Ian M. Cumming, G. Frank Joklik, Thomas E. Mara, James P. Miscoll and Joseph S. Steinberg. The second item of business was a proposal to ratify the selection of PricewaterhouseCoopers LLP as independent accountants to audit our consolidated financial statements for the year ending December 31, 2003. The votes were tabulated as follows: 33,203,068 were cast for, 105,391 were cast against, and 312,615 abstained. The third item of business was a proposal to approve our Stock Incentive Plan for Non-Employee Directors. The votes were tabulated as follows: 31,227,208 were cast for, 708,076 were cast against, and 1,685,790 abstained.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this report:

10.1	Amendment No. 8 to Credit Agreement, Dated as of September 12, 2003, between MK Gold Company and Leucadia National Corporation.

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) During the quarter ended September 30, 2003, we filed a report on Form 8-K dated August 8, 2003, which sets forth information under Item 5, “Other Events and Regulation FD Disclosure,” and Item 7, “Financial Statements and Exhibits,” and a report on Form 8-K dated August 13, 2003, which sets forth information under Item 12, “Results of Operations and Financial Condition.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MK GOLD COMPANY

/s/ John C. Farmer

John C. Farmer Chief Financial Officer and Secretary (Authorized Signatory and Principal Financial and Accounting Officer)

Date: November 14, 2003

INDEX TO EXHIBITS

Exhibits

10.1	Amendment No. 8 to Credit Agreement, Dated as of September 12, 2003, between MK Gold Company and Leucadia National Corporation.

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.