Form 10-K
period 2003-12-31
MK GOLD CO
filed 2004-03-29
CIK 913586

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-23042

MK GOLD COMPANY

(Exact name of registrant as specified in charter)

Delaware	82-0487047
(State or other jurisdiction of incorporation or organization)	(I. R. S. employer identification number)

60 East South Temple, Suite 1225

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

As of June 30, 2003, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant based upon the average bid and asked prices reported for such date on the OTC Bulletin Board was approximately $4,642,357.

The number of shares of the registrant’s common stock outstanding as of March 19, 2004 was 37,525,649.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2004 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Form 10-K.

MK GOLD COMPANY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

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

Various amounts in this report are quoted in euros and translated into U.S. dollars. All U.S. dollar/euro conversion amounts, except for amounts included in our consolidated financial statements and related disclosures, which are translated in accordance with generally accepted accounting principles, were converted using the currency exchange rate in effect on March 19, 2004, which was approximately 0.8146 euro per U.S. dollar.

PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

General

We are in the business of exploring for, acquiring, developing and mining mineral properties. Our principal asset is the Las Cruces copper project located in Spain. We are also a joint venture partner in the Castle Mountain gold mine in California, which is currently in the reclamation phase. We are involved in exploration programs in Nevada and Spain.

The Las Cruces project is a high-grade copper deposit that is currently undergoing permitting. Las Cruces will be an open pit mine with a hydrometallurgical process plant producing cathode copper. We received a positive Declaration of Environmental Impact from the Regional Government of Andalusia, Spain in May 2002, indicating the government’s initial environmental approval of the project. In August 2003, the Ministry of Employment and Development of the government of Andalusia granted the mining concession for the project, which gives Cobre Las Cruces the right to mine the Las Cruces deposit, subject to certain government requirements, which we discuss below under “Las Cruces Project—Permitting, Subsidies and Development Activities.” Three of the four initial water permits for the project were also granted in 2003.

The permitting process and development of the Las Cruces project must be completed before production of refined copper can begin. Although we believe we will obtain the remaining permits for mining at the Las Cruces project, we cannot be certain when we will actually receive them or if we will receive them at all. Subject to adequate funding, we expect to begin final design of the project in 2004, followed by construction and mine development. Copper production is expected to begin in 2006. We have experienced delays in developing the Las Cruces project, and we may experience further delays. These delays may affect the timing of development of the project. These delays also could increase the costs of developing the project, affect the economic viability of the project, or prohibit us from completing development of the project.

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

MK Gold was incorporated in Delaware in 1990. Our principal executive offices are located at Eagle Gate Tower, 60 East South Temple, Suite 1225, Salt Lake City, Utah 84111. Approximately 72.5% of our outstanding stock is owned by Leucadia National Corporation, a New York Stock Exchange-listed company.

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

We purchased Cobre Las Cruces from Rio Tinto for $42 million in cash. As part of the purchase consideration, Rio Tinto will be entitled to receive a 1.5% royalty on any copper sales from the Las Cruces project at a price exceeding $0.80 per pound (the average copper price for the period from 1989 to 2003 was $0.96 per pound). We obtained funding for the acquisition of Cobre Las Cruces through borrowings of $20 million under our credit facility with Leucadia, the sale of 18.1 million shares of our common stock to Leucadia for $15.8 million and $6.2 million from our working capital.

Project Feasibility. Bechtel International, Inc., an international engineering and construction company, completed an independent feasibility study for the Las Cruces project in 2001. The feasibility study incorporated results of an environmental impact study completed by FRASA Ingenieros Consultores, a team of national and international environmental engineering experts based in Madrid.

In 2003, a new independent feasibility study was prepared by DMT-Montan Consulting GmbH, Lurgi Metallurgie GmbH, and Outokumpu Technology Group. The new study incorporates the requirements from the Declaration of Environmental Impact, the mining concession and various water permits into the Las Cruces project.

The new feasibility study reflects modifications to the process plant design based on technology studies done by Outokumpu, a world leader in base metal processing technology. These technology studies and recently completed test work demonstrated that improvements to the process plant design were possible that could reduce capital costs. The process will be simplified by using solely atmospheric leaching and eliminating expensive autoclaves for pressure leaching without sacrificing copper recovery.

The new feasibility study includes a new open pit mine plan and an ore reserve calculated by DMT-Montan. Proven and probable ore reserves have increased to 16.1 million metric tons of ore at an average grade of 6.53% copper. The prior feasibility study conducted in 2001 estimated proven and probable ore reserves at 15.8 million metric tons at an average grade of 5.94% copper.

The capital costs of the project are estimated at 281 million euros, or approximately $345 million, including working capital, land purchases and contingencies, but excluding bonding requirements, interest during construction and other financing costs. The estimated capital costs reflect an overall reduction in costs as a result of the process plant improvements described above. Based on the new feasibility study, the Las Cruces project has the potential to be a low cost producer. Cash operating costs per pound of copper produced are expected to average 0.33 euro, or $0.41, which would place the project among the lowest cost copper producers. Cash operating costs include charges for mining ore and waste, processing ore through milling and leaching facilities, royalties and other cash costs. Charges for reclamation work done during mining operations are also included in cash costs.

Total development and operating costs for the Las Cruces project could be affected by a number of factors, including the exchange rate of the euro relative to the U.S. dollar. Although the new feasibility study reflects an overall reduction in capital costs, the estimated capital costs in U.S. dollars based on the current exchange rate would be higher than our prior estimates due to a significant decline in the exchange rate of the euro relative to the U.S. dollar. Exchange rates fluctuate, and we cannot predict what exchange rates will be over the course of development and operation of the Las Cruces project. In addition to risks relating to exchange rates, our assumptions and estimates regarding the Las Cruces project are also subject to a number of other risks and uncertainties. Actual results could differ materially from our assumptions and estimates as a result of our need for financing, potential delays in development of the Las Cruces project, the imprecision of estimates, the uncertainty of government subsidies, uncertainties associated with closure guarantees or other requirements that may be imposed by the Spanish government, volatility of copper prices and other factors, including those set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement for Forward Looking Information” and elsewhere in this report.

Subsidies, Permitting and Development Activities. Since acquiring the Las Cruces project, we have applied for a number of subsidies and permits for the project. To date, subsidies totaling 47.5 million euros have been granted, as described below, and several key permits have been issued, including the mining concession, which gives Cobre Las Cruces the right to mine the Las Cruces deposit. However, the subsidies and the mining concession require us to meet certain conditions as more fully described below. Our ability to satisfy these conditions depends on our ability to obtain financing and other factors, and we cannot predict when, if at all, we will be able to satisfy these conditions.

In June and July 2001, we submitted subsidy applications to central and regional governments in Spain. Upon their review of the applications, these governments recommended subsidies of up to 53 million euros, or approximately $65 million, subject to final consideration following European Commission review. Because the recommendation exceeded 50 million euros, it required the approval of the European Commission, which has been obtained. No further review of the subsidies by the European Commission is required.

In May 2003, the Ministry of Economy for Spain granted, and Cobre Las Cruces accepted, a Regional Incentives Subsidy of 36.9 million euros, or approximately $45.3 million, for the development of the Las Cruces project. In March 2004, the Regional Ministry for Employment and Technological Development for Andalusia, Spain, granted, and Cobre Las Cruces accepted, a Special Action Zone subsidy of 10.6 million euros, or approximately $13 million, for the development of the Las Cruces project. Receipt of these subsidies is subject to several conditions, including job creation, minimum equity requirements for Cobre Las Cruces, and qualifying capital expenditures of at least 264 million euros, or approximately $324 million, for engineering, plant, land and equipment. In order to receive the subsidies, at least 25% of the qualifying capital expenditures must be incurred by March 27, 2004 and the full amount of qualifying capital expenditures must be incurred by March 27, 2006. We did not have all of the permits or financing in place to meet the required capital expenditures by March 27, 2004, and we have applied for an extension of this 2004 deadline. Although we expect to receive an extension, we cannot assure you that any extension will be granted, and if no extension is granted, we will lose the subsidies. If an extension is granted and we are able to satisfy the capital expenditure requirements and the other conditions, we will be eligible to receive the subsidies.

The subsidies granted to date represent 47.5 million euros of the 53 million euros of subsidies recommended by the central and regional governments. An additional subsidy from the regional government of Andalusia, if granted, could provide up to 5.3 million euros of additional funds for the development of the project. The regional government is in the final steps of reviewing this application, which was submitted in 2001.

We submitted initial water permit applications in December 2000 to the regional water authority of the Spanish central government. In March 2001, we submitted to the government of Andalusia a mining concession application accompanied by environmental impact and project feasibility studies. We submitted additional water permit applications in April and May 2001, including a permit application for effluent discharge. Three of the four initial water permits have been granted. The remaining initial water permit is in an advanced stage of processing. While we believe that we will receive the remaining water permits, we could encounter difficulties or further delays. Therefore, we cannot assure you that we will receive them on a timely basis or at all.

In May 2002, the Department of Environment of the Regional Government of Andalusia, Spain issued a positive Declaration of Environmental Impact for the Las Cruces project. Receipt of the positive declaration indicates the government’s initial environmental approval of the project.

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

Although we own the mineral rights to the Las Cruces orebody, we do not currently own the land above the orebody or certain adjacent land that may be necessary to develop and operate the project. In the aggregate, we may need to purchase or lease up to 954 hectares, or approximately 3.7 square miles of land and associated rights-of-way. We will need to purchase or lease approximately 835 hectares of this land in order to complete the final processing of some of our additional water permit applications and bring the mine into production. The additional 119 hectares of land is not necessary to begin production, but may be necessary to accommodate operations in later periods of production. During 2003, we leased approximately 50 hectares of the land necessary to bring the mine into production. In March 2004, we entered into an agreement to purchase an additional 500 hectares of land necessary to bring the mine into production. As a result, approximately 65% of the 835 hectares of land required to bring the mine into production has been secured. Negotiations are underway with other landowners to acquire the remaining 35% of the initial land needed for the project. If negotiations with landowners are unsuccessful, we will initiate proceedings to cause the regional government to expropriate the land. Mineral rights and surface land are separately transferable under Spanish law. Expropriation is commonly used by holders of mineral rights in Spain, in accordance with government laws, to acquire surface land necessary for the extraction of minerals.

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

The table below presents the reserve data for the Las Cruces project as of December 31, 2003.

PROVEN AND PROBABLE RESERVES (1)

Total ore (metric tons)	16,088,000
Waste to ore ratio	11.7:1
Average ore grade (% copper)	6.53
Cut-off grade (% copper)	1.0
Total contained copper (metric tons)	1,051,107
Total recoverable copper (metric tons)	957,897

(1)	Reserves are defined as those parts of a mineral deposit that can be economically and legally extracted or produced at the time of determination and are customarily stated in terms of “ore” when dealing with metals. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. Probable reserves are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart. The degree of assurance for probable reserves, although lower than that for proven reserves, is high enough to assume continuity between points of observation. Reserves were calculated by DMT-Montan Consulting GmbH, a mining consulting company that participated in our most recently completed feasibility study. Reserves represent mineable and diluted metric tons and do not reflect losses in the recovery process. The estimates of reserves at December 31, 2003 are based on an assumed copper price of $0.76 per pound. Reserve estimates were determined by use of mapping, drilling, metallurgical testing and other standard evaluation methods generally applied by the mining industry, including computer block modeling. As of December 31, 2003, the three-year monthly historic average copper price was $0.75 per pound. There is no significant difference in the reserve calculation using the three-year monthly historic average copper price of $0.75 per pound as the assumed copper price.

Mining and Plant Design. The Las Cruces deposit will be mined using open pit methods. The ore will be drilled, blasted and loaded by front-end loaders into haul trucks. The trucks will haul the ore to the primary crusher located near the processing plant. Trucks will haul the rock waste to a surface storage facility where it will be covered by the clay marl overburden. During the development phase, 43 million metric tons of overburden will be mined. In the later years of the project, partial backfilling of the pit with marl will occur.

The ore will be crushed and ground using conventional technology consisting of a three stage crushing plant followed by a single stage ball mill. The ball mill will be variable speed to allow the treatment of ores of varying grade and hardness. A ferric leach process will dissolve more than 90% of the copper contained in the ground ore slurry, using atmospheric leaching. The dissolved copper will be recovered by solvent extraction and electrowinning, known as SXEW, to produce high purity copper cathodes. We expect the copper cathodes will be sold, after qualification, under the London Metal Exchange Grade A quality designation to end users in Europe.

The plant design will allow for the production of up to 66,000 metric tons per year of cathode copper. The plant will be able to process 3,500 metric tons of ore per day at an average copper recovery of 91%. Based on these assumed levels of production, we estimate the life of the mine will be approximately 15 years. We expect that ore grades during the first six years will average 7.0% copper, about 7% above the reserve average, which is 6.53%.

Tailings from the process will be filtered, producing a nearly dry material that will be progressively encapsulated in the clay marl, which will contain the tailings to prevent contamination of groundwater. Tailings are the materials that remain after all metals considered economic have been removed from ore during processing. Dry tailings encapsulation eliminates the need for conventional tailings dams with their associated risk of failure.

Environmental Considerations. Since our acquisition of the Las Cruces project, we have focused our efforts primarily on developing the project into a low cost, environmentally responsible copper mine. We have given environmental considerations high priority in project design and development at the Las Cruces project. Waste dumps will be continually contoured and reclaimed to enhance the appearance of the Las Cruces project. The area’s water resources affected by the mine have been carefully studied and plans have been developed to protect these resources. Water Management Consultants, an international hydrological engineering and design company, developed the water management plan, including the extraction system for dewatering the overlying sand aquifer around the mine site. Water will be extracted from the aquifer to prevent it from entering the mine pit. The extracted water will be re-injected into the aquifer away from the mine. Water needed to process the ore will be pumped 15 kilometers from a sewage treatment plant and further treated before use.

Financing. Funding for the development and advancement of the Las Cruces project has principally come from our operating cash flows, cash reserves and credit facility with Leucadia National Corporation. Our current cash resources will not be sufficient to cover all projected expenses necessary to bring the Las Cruces project into commercial production. We estimate that the total capital costs to bring the Las Cruces project into commercial production are approximately 281 million euros, or approximately $345 million, including working capital, land purchases and contingencies, but excluding interest and other financing costs. As described above under “Project Feasibility,” our estimated capital costs are subject to a number of uncertainties and our actual capital costs could be higher.

We are exploring various financing alternatives for projected costs and expenses associated with the Las Cruces project. In addition, we expect we will need to restructure our credit facility in connection with our financing activities for the project. We will not be able to fund the project solely from debt financing. We will need to raise a significant amount of the funds from equity investors, which may be accomplished through a subscription rights offering to our existing stockholders. We may also seek to raise additional capital from new investors. Although we believe these possibilities are viable options, we cannot assure you that we will actually commence an equity financing or that, if commenced, such efforts will be successful.

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

Castle Mountain

We hold a 25% interest in the Castle Mountain Venture, a California general partnership. Quest Capital Corporation, formerly Viceroy Resource Corporation, holds the remaining 75% interest in the venture. Quest serves as the manager of the Castle Mountain Mine, which is the mining project controlled by the Castle Mountain Venture. The mine is located in San Bernardino County, California, approximately 70 miles south of Las Vegas, Nevada.

The gold reserves at the Castle Mountain Mine were exhausted in May 2001. At that time, mining operations ceased and closure and reclamation began. We expect residual gold production to continue into mid 2004 as a result of continued heap leaching, a process that uses a weak cyanide solution to extract the gold from the ore.

The Castle Mountain Venture is setting aside a cash reserve to fund the projected closure and reclamation costs. Our share of the funded cash reserve was $2.0 million at December 31, 2003.

Contract Mining. Under a contract mining agreement with the Castle Mountain Venture, we performed mining services at the Castle Mountain Mine until May 2001. These services included all work necessary to bring the ore to the crusher, including removal of overburden and waste materials, drilling and blasting, and hauling.

Castle Mountain Venture Operations. In 2003, our 25% share of cash flow from Castle Mountain Venture operations was $0.3 million. The venture’s gold production was 14,816 ounces. Our 25% share of production in 2003 was 3,538 ounces as compared to 14,029 ounces for the year ended December 31, 2002.

Several mining claims controlled by the Castle Mountain Venture are subject to production-based net smelter return royalty payments and other royalty payments. Under the royalty agreements, the venture is required to make annual production or minimum royalty payments to third parties. Royalty payments made by the venture for 2003 totaled $0.2 million, including our attributable share of $0.05 million.

Exploration

We are continuing to search for profitable investment opportunities. We have grassroots, or early stage, exploration programs in Nevada and Spain. In addition, we conducted field examinations on 57 properties during 2003, primarily in North and South America.

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

In connection with our purchase of Cobre Las Cruces, we entered into a farm-in agreement, which is a type of joint venture agreement, with Riomin Iberica S.A., which is a member of the Rio Tinto Group. Riomin Iberica holds a package of exploration permits west of the Las Cruces project. Under the agreement, we must incur $0.5 million in exploration related expenses by February 24, 2005. As of December 31, 2003, we had incurred $0.4 million of these expenses. Under the agreement, as amended, we may, at our option, spend an additional $1.0 million by February 24, 2007 to earn a 51% interest in the joint venture. Otherwise, we will not earn any ownership interest in the venture. The package, including permits granted and under application, covered 463 square kilometers as of March 2004. Field work in 2003 included mapping, soil geochemistry and gravity surveys.

In July 2000, we became a limited partner in Peru Exploration Venture LLLP. The principal objective of the partnership was to acquire precious and base metal properties in Peru. We have accounted for this investment using the equity method of accounting. Our commitment to the partnership was $1.0 million over a two-year period, which was fully funded as of December 31, 2001.

On April 21, 2003, we exchanged all of our limited partnership units of Peru Exploration Venture LLLP for a total of 4,821,905 common shares (currently representing approximately 17.8%) of Bear Creek Mining Corporation, a publicly traded Canadian mineral exploration company (TSX Venture Exchange: BCM). The exchange was made in connection with the acquisition by Bear Creek (formerly EVEolution Ventures, Inc.) of all outstanding limited partnership interests of Peru Exploration and all outstanding shares of Peru Exploration’s general partner. In addition, we have non-transferable preemptive rights, until April 25, 2005, to participate in any offering of common stock undertaken by Bear Creek on a pro rata basis in order to allow us to maintain our percentage interest in the common shares of Bear Creek.

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

Regulatory and Environmental Matters

General. All of our exploration, development and production activities in the United States and Spain are subject to regulation by governmental agencies under various environmental laws. These laws address emissions into the air, discharges into water, management of wastes, management of hazardous substances, protection of natural resources, antiquities and endangered species, and reclamation of lands disturbed by mining operations. We believe that we are in substantial compliance with applicable environmental regulations. Many of the regulations also require us to obtain permits for our activities. These permits normally are subject to public review processes resulting in public approval of the activity. While these laws and regulations govern how we conduct many aspects of our business, we do not believe that they have a material adverse effect on our results of operations or financial condition. We evaluate our projects in light of the cost and impact of environmental regulation on the proposed activity. We evaluate new laws and regulations as they develop to determine the impact on and changes necessary to, our operations. It is possible that future changes in these laws or regulations could have a significant impact on some portion of our business, causing us to reevaluate those activities at that time.

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

Our activities in Spain are subject to Spanish national and regional environmental laws and regulations. Although we received a positive Declaration of Environmental Impact for the Las Cruces project, additional environmental approvals, permits, inspections and other compliance measures will be required throughout the development and operation of the project.

Our past and future activities in the United States may also cause us to be subject to liabilities under provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, and analogous state law. These laws impose strict liability on various categories of potentially responsible parties, including current property owners, for releases or threatened releases of hazardous substances into the environment which require cleanup.

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

Employees

At December 31, 2003, we employed 26 people, including one in our gold sales operations, 16 at the Las Cruces project and nine at our home office. In addition to our geology staff, we use contract professionals to conduct exploration throughout the world.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

You can access financial and other information on our website. The address is www.mkgold.com. We make available on our website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

ITEM 3.	LEGAL PROCEEDINGS

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 10.	EXECUTIVE OFFICERS

The following schedule contains the names and certain information regarding all of our executive officers, as of March 19, 2004:

Name	Age	Position
G. Frank Joklik	74	Chairman of the Board and Chief Executive Officer

Thomas E. Mara	58	President

John C. Farmer	53	Chief Financial Officer, Secretary and Treasurer

Larry L. Lackey	67	Director of Exploration

Thomas G. White	59	Manager of Operations

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

Thomas E. Mara has served as our President since March 2, 2004 and has served as a director since February 2000. Mr. Mara has served as Executive Vice President of Leucadia National Corporation since 1980 and as Treasurer since 1993. He is also Chief Executive Officer and a Director of The FINOVA Group, Inc.

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

Thomas G. White joined us as Vice President of Operations on October 8, 1993. On August 5, 1996, Mr. White’s title was changed to Manager of Operations. Before joining us, Mr. White served as a mining executive for the gold operations of Homestake Mining Co., located in San Francisco, California.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the NASD OTC Bulletin Board under the symbol “MKAU.”

The following table sets forth, for our common stock, by quarter, the high and low bid quotations per share as reported by the OTC Bulletin Board for the years ended December 31, 2003 and 2002 and the first quarter of 2004 (through March 19, 2004). The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2002
First Quarter	$0.60	$0.35
Second Quarter	1.00	0.41
Third Quarter	0.70	0.52
Fourth Quarter	0.54	0.31

2003
First Quarter	$0.52	$0.40
Second Quarter	0.80	0.43
Third Quarter	1.20	0.65
Fourth Quarter	1.53	1.06

2004
First Quarter (through March 19, 2004)	$3.13	$1.41

Holders

As of March 19, 2004, the number of registered holders of our common stock was approximately 150 (not including beneficial owners of our common stock held in the name of a broker, dealer, bank, voting trustee or other nominee).

Dividends

We have never paid dividends, and we do not currently intend to pay any cash dividends with respect to our common stock in the future.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data have been summarized from our consolidated financial statements and are qualified in their entirety by reference to, and should be read together with, our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

MK GOLD COMPANY

SELECTED FIVE-YEAR FINANCIAL DATA

(in thousands, except share and ounce amounts, per share and per ounce data)

	Year Ended December 31
	2003	2002	2001	2000	1999
OPERATING DATA
Revenue:
Product sales	$1,441	$4,841	$6,002	$11,314	$8,456
Mining services	—	—	1,297	6,088	11,023

Total revenue	1,441	4,841	7,299	17,402	19,479
Gross profit (loss):
Product sales	858	2,612	550	4,107	(351)
Mining services	—	—	(154)	434	2,430
Project development	(565)	(279)	(665)	(465)	—
Total gross profit (loss)	293	2,333	(269)	4,076	2,079
Exploration costs	(523)	(674)	(717)	(1,018)	(2,223)
General and administrative expenses	(2,492)	(1,662)	(2,413)	(1,975)	(1,766)

INCOME (LOSS) FROM OPERATIONS	(2,722)	(3)	(3,399)	1,083	(1,910)

NET INCOME (LOSS)	$201	$(153)	$(3,179)	$1,017	$(1,504)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.00)	$(0.09)	$0.03	$(0.06)
BALANCE SHEET DATA (At end of period)
Total assets	$90,158	$70,355	$60,441	$60,323	$59,941
Line of credit	41,500	31,900	29,000	23,300	20,000
Stockholders’ equity	41,021	31,424	24,851	29,668	31,043
Book value per common share	1.09	0.84	0.66	0.79	0.83
OTHER FINANCIAL DATA:
Depreciation, depletion, and amortization:
Product Sales	5	6	653	485	710
Mining services	—	—	6	28	102
Capital expenditures	8,116	3,505	4,777	10,632	43,807
OTHER DATA
Gold ounces sold	3,900	15,510	19,900	32,100	25,000
Gold ounces produced	3,538	14,029	19,167	29,419	23,315
Gold ounces in inventory, at end of year	331	693	2,174	2,907	5,588
Average gold price realized (per ounce)	$363	$309	$277	$314	$289
Average spot gold price (per ounce) (a)	363	310	271	279	279

(a)	London PM Fix.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates about the effect of matters that are uncertain and to make difficult, subjective and complex judgments. These estimates and assumptions affect the reported amounts in the financial statements and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate all of these estimates and judgments. Actual results could differ from these estimates. We believe that the following accounting estimates are the most critical because they have the greatest impact on our financial condition and results of operations and require our management’s most difficult, subjective and complex judgments.

Proven and Probable Ore Reserves. Reserves are defined as those parts of a mineral deposit that can be economically and legally extracted or produced at the time of determination and are customarily stated in terms of “ore” when dealing with metals. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. Probable reserves are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart. The degree of assurance for probable reserves, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Reserves for our Las Cruces project were calculated by DMT- Montan Consulting GmbH, a mining consulting company that participated in our most recently completed feasibility study. The estimates were determined by use of mapping, drilling, metallurgical testing and other standard evaluation methods applied by the mining industry, including computer block modeling. The estimates are based on an assumed copper price of $0.76 per pound, and other estimates relating to mine development costs and operating costs. Based on historical fluctuations in copper prices, we believe $0.76 per pound is a reasonable estimate for purposes of determining reserves at the Las Cruces project. Further, an 8% decrease in the assumed copper price, to $0.70 per pound, would not have a material effect on the reserves. As of March 19, 2004, the spot price for copper was approximately $1.40 per pound.

Our reserve estimates could change as a result of changes in estimates relating to production costs or copper prices. Because the Las Cruces project has not commenced production, it is highly likely that the ore reserves for Las Cruces will require revision based on actual production experience.

Declines in the market price for copper, as well as increased production or capital costs or reduced recovery rates, may render ore reserves at the Las Cruces project uneconomic. If copper prices decline substantially below $0.76 per pound, the level set for calculation of reserves, for an extended period, there could be material delays in developing the Las Cruces project. Reserves should not be interpreted as assurances of mine life or the profitability of future operations. No assurance can be given that the estimate of the amount of copper or the indicated level of recovery of copper will be realized at the Las Cruces project.

Asset Retirement Obligation. We estimate future asset retirement obligation costs mainly on the basis of legal and regulatory requirements. Statement of Financial Accounting Standards, or SFAS, No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires us to record a liability for the present value of estimated environmental remediation costs and the related asset created with it. The related asset is then amortized over the life of the asset on a units of production basis and accretion expense relating to the liability is recognized using our credit-adjusted risk-free interest rate. At various times we review the adequacy of our asset retirement obligations based on our current estimates of future costs and set aside adequate cash reserves to fund those costs. In the event that actual costs differ from those estimates, our results of operations, liquidity and financial condition will be affected.

During May 2001, mining operations ceased and closure and reclamation activities began at the Castle Mountain Mine. The Castle Mountain Venture has set aside a cash reserve to fund the projected closure and reclamation costs. Our share of the funded cash reserve was $2.0 million at December 31, 2003. At December 31, 2003, the asset retirement obligation for our share of these projected closure and reclamation costs was $1.4 million. We have reviewed the closure and reclamation accrual and believe it is sufficient. We have not recorded any asset retirement liabilities relating to the Las Cruces project as there has been no disturbance that would require reclamation or remediation.

Impairment of Long–Lived Assets. We evaluate our long-lived assets for impairment when, in our judgment, events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on our estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

As of December 31, 2003, the carrying amount of our investment in the mineral rights and mining properties of the Las Cruces project was approximately $81.7 million. The recoverability of these assets is entirely dependent upon our success in obtaining required permits, obtaining both debt and equity financing for the project, engineering and construction. The amount of financing that can be obtained for the project and its related cost will be significantly affected by the assessment of potential lenders and equity investors of the current and expected future market price of copper. In addition, the actual price of copper, the operating cost of the mine and the capital cost to bring the mine into production will affect the recoverability of these assets. Based on the current status of the project and our estimate of future financing costs and future cash flows, we believe the carrying amount of this investment is recoverable. However, if we are unable to obtain the final permits required to begin construction of the mine and commence mining activities, it is likely that this investment will be impaired.

Deferred Tax Asset and Tax Valuation Allowance. We have recorded a valuation allowance that fully reserves for our deferred tax asset (net of certain deferred tax liabilities which can be offset by our net operating loss carryforwards). We have recorded the valuation allowance because we determined it is likely that we will not be able to utilize the deferred tax asset in the future. If we determine that we will be able to use all or a portion of our deferred tax asset in the future, we will record an adjustment to reduce the valuation allowance, thereby increasing income in that period. If and when we make this determination, it will be based upon our projections of taxable income in the future, which are based on numerous judgments and assumptions, and are inherently uncertain. Prior to that time, we do not expect to reflect any federal income tax benefit in our statement of operations for reported losses, and we will not record any federal income tax expense on income that can be offset by our net operating loss carryforwards.

Results of Operations for the Twelve Months Ended December 31, 2003 Compared to the Twelve Months Ended December 31, 2002

Gold Production. Our attributable share of gold production from the Castle Mountain Venture decreased 75% to 3,538 ounces in 2003 from 14,029 ounces in 2002. Future gold production will continue to decline as less residual gold is recovered from the leach pads during the closure and reclamation phase at the mine. Residual gold production is expected to continue into mid 2004.

Revenue. Our revenues come from the sale of gold from the Castle Mountain Mine. Gold production is limited to residual production during reclamation and closure at the mine. Therefore, our revenue will continue to decrease significantly until residual gold production ceases at the mine, which we expect to be in mid 2004. Once this residual gold production ceases, based on our current operations, we will have no revenues until production begins at the Las Cruces project.

Our product sales revenue decreased $3.4 million, or 70%, to $1.4 million for 2003, compared to $4.8 million for 2002. The decrease in revenue is due to declining gold production, partially offset by higher realized gold prices.

During 2003, we sold no ounces of gold under forward sales contracts and 3,900 ounces of gold on the spot market. During 2002, we sold no ounces of gold under forward sales contracts and 15,510 ounces of gold on the spot market. We had no ounces of gold sold under forward sales contracts as of December 31, 2003. While we have used forward sales contracts in the past, we expect that our future gold sales from residual production at the Castle Mountain Mine will be made primarily at spot prices.

For 2003, the average price realized per ounce of gold was $363, compared to $309 per ounce for 2002. The average spot price for 2003 was $363 per ounce, compared to $310 per ounce for 2002.

Gross Profit. We recognized a gross profit from product sales of $0.9 million for 2003, compared to $2.3 million for 2002. The decrease in gross profit is primarily due to declining gold production, partially offset by higher realized gold prices and by a favorable adjustment for royalties that were paid in an amount less than previously accrued. Future gross profit will continue to decline as residual gold production decreases at the Castle Mountain Mine.

Project development costs for 2003, 2002 and 2001 represent certain costs related to the Las Cruces project which have not been capitalized, such as public relations and severance costs.

Exploration Costs. Our exploration costs decreased 22% to $0.52 million compared to $0.67 million in 2002. Our exploration expenditures decreased in 2003 because we acquired interests in fewer properties, and we focused our mapping and sampling activities on fewer properties. In addition to our exploration programs in Nevada and Spain, we conducted 57 field examinations during 2003, compared to 68 in 2002. We continue to seek opportunities throughout the world. See Items 1 and 2, “Business and Properties—Properties and Operations.”

General and Administrative Expenses. Our general and administrative expenses for 2003 increased $0.8 million, or 50%, to $2.5 million, compared to $1.7 million in 2002. The increase in expenses is due primarily to higher legal and audit costs relating to increased regulatory requirements and payroll costs resulting from a one-time accrual relating to severance payments for an executive officer.

Gain (Loss) on Disposal of Assets. We recognized a gain on disposal of assets of $0.1 million in 2003 compared to $0.6 million in 2002, from sales of mining equipment and assets as part of closure activities at the Castle Mountain Mine. In addition, during 2002, we decided not to renew a purchase option on a portion of the land needed to develop the Las Cruces project. We wrote off the book value of the purchase option as a loss on disposal of assets of $0.9 million in the third quarter of 2002. In March 2004, we entered into an agreement to purchase most of the land previously covered by the purchase option for an amount less than the purchase price of that option.

Unconsolidated Affiliate. In July 2000, we became a limited partner in Peru Exploration Venture LLLP. The principal objective of the partnership was to acquire precious and base metal properties in Peru. We have accounted for this investment using the equity method of accounting. Our commitment to the partnership was $1.0 million over a two-year period, which was fully funded as of December 31, 2001. Our share of loss from the partnership for the year ended December 31, 2002 was $0.3 million.

On April 21, 2003, we exchanged all of our limited partnership units of Peru Exploration Venture LLLP for a total of 4,821,905 common shares (currently representing approximately 17.8%) of Bear Creek Mining Corporation, a publicly traded Canadian mineral exploration company (TSX Venture Exchange: BCM). The exchange was made in connection with the acquisition by Bear Creek (formerly EVEolution Ventures, Inc.) of all outstanding limited partnership interests of Peru Exploration and all outstanding shares of Peru Exploration’s general partner. In addition, we have non-transferable preemptive rights, until April 25, 2005, to participate in any offering of common stock undertaken by Bear Creek on a pro rata basis in order to allow us to maintain our percentage interest in the common shares of Bear Creek.

We recorded, in the second quarter of 2003, a non-cash gain of $1.9 million, net of related expenses, based on the estimated value of the common shares received. Due to the significant restriction on our ability to transfer these shares, the shares were initially valued at less than traded market prices. This gain does not necessarily reflect the value we may ultimately realize from this investment. Our ability to realize the recorded value of our shares of Bear Creek is subject to various risks, including Bear Creek’s performance in the future, volatility in the market price for the shares and the existence of sufficient market liquidity to absorb our position, all of which are beyond our control. In addition, we are restricted from publicly selling most of our shares of Bear Creek over an 18-month period following the exchange, as described in note 5 to our consolidated financial statements. The restrictions on our ability to sell our Bear Creek stock could negatively impact the value we will ultimately receive for the shares. As a result, the amount we will realize from this investment is uncertain.

Litigation Settlement. During 2003, we recognized a gain on litigation settlement of $0.04 million, after deducting related legal expenses, relating to a property dispute in Montana.

Bankruptcy Recovery. As part of a court approved bankruptcy plan of Washington Group International, Inc., we have received distributions of common stock and warrants to purchase additional common shares of Washington Group, beginning in the second quarter of 2002. During 2002, we received 18,734 shares of common stock and warrants to purchase an additional 31,924 common shares of Washington Group, with a combined market value of $0.32 million. During 2003, we received 11,774 shares of common stock and warrants to purchase an additional 16,214 common shares of Washington Group, with a combined market value of $0.37 million. We have recorded these amounts, net of related legal expenses, as income in the quarters in which they were received. The securities are classified as available for sale and any unrealized gains and losses are reflected as a component of other comprehensive income.

Gain on Sale of Securities. During the fourth quarter of 2003, we sold all of our investment in shares of common stock and warrants of Washington Group on the open market for approximately $1.2 million. The amount realized in excess of the amortized cost of those securities has been reported as income in 2003.

Interest Expense. Interest expense for 2003 and 2002 consisted primarily of the cost of the commitment fee on our credit facility, which is based on the amount available under the facility. For 2003, we capitalized $1.5 million in interest relating to the Las Cruces project. For 2002, we capitalized $1.4 million in interest relating to the Las Cruces project.

Income Tax Provision. The provision for income taxes for 2003 primarily represents state taxes. We recorded no federal income tax provision for 2003 as any tax that otherwise would have been due was fully offset by our net operating loss carryforwards. We recorded no federal tax benefit for our pre-tax loss in 2002 since we determined that it was unlikely we would be able to realize that tax benefit in the future.

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

Unconsolidated Affiliate. In July 2000, we became a limited partner in Peru Exploration Venture LLLP. The general partner is Bear Creek Mining Company. The principal objective of the partnership is to acquire precious and base metal properties in Peru. We accounted for this investment using the equity method of accounting. Our commitment to the partnership is $1.0 million over a two-year period, which we fully funded as of December 31, 2001. Our share of loss from the partnership for the year ended December 31, 2002 was $0.3 million compared to $0.5 million for the year ended December 31, 2001.

Litigation Settlement. During 2001, we recognized a gain on litigation settlement, with Washington Group International, Inc. (formerly known as Morrison Knudsen Corporation), of $0.6 million after deducting related legal expenses.

Bankruptcy Recovery. As part of a court approved bankruptcy plan, unsecured creditors of Washington Group International, Inc. will, in the aggregate, receive 15% of the common stock of Washington Group. As an unsecured creditor, in the second quarter of 2002, we received an initial distribution of 13,889 shares and warrants to purchase an additional 23,667 shares of Washington Group, with a combined market value of $0.3 million. We recorded this amount as income in the second quarter. In the third quarter of 2002, we received an additional distribution of 4,845 shares and warrants to purchase an additional 8,257 shares of Washington Group, with a combined market value of $0.1 million. We recorded this amount, net of related legal expenses, as income in the third quarter. The securities are classified as available for sale and any unrealized gains and losses are reflected as a component of other comprehensive income.

Interest Expense. Interest expense for 2002 consisted primarily of the cost of the commitment fee on our credit facility, which is based on the amount available under the facility. For 2002, we capitalized $1.4 million in interest relating to the Las Cruces project.

Income Tax Provision. The provision for income taxes for 2002 primarily represents state taxes. We recorded no federal tax benefit in 2002 and 2001 since we determined that it was unlikely we would be able to realize that tax benefit in the future.

Liquidity and Capital Resources

Our principal sources of funds are our available resources of cash and cash equivalents, equity securities, cash generated from residual gold production at the Castle Mountain Mine and our credit facility. At December 31, 2003, we had cash and cash equivalents of $2.6 million, equity securities of $2.3 million (of which $2.2 million is available for immediate sale) and gold bullion of $0.1 million, representing an increase in cash and cash equivalents, equity securities and gold bullion of $3.2 million from December 31, 2002. At December 31, 2003, we had $8.5 million of available borrowings under our credit facility. We expect that our cash and cash equivalents and available borrowings under our credit facility will be sufficient to cover operating expenses through 2004. However, our cash resources will not be sufficient to cover all projected costs and expenses necessary to commence mining at the Las Cruces project. We estimate that the capital cost will be approximately 281 million euros, or approximately $345 million, to bring the Las Cruces project into production, excluding interest and other financing costs. Basic engineering and land acquisition activities are scheduled to begin at the project once the remaining initial water permit has been granted. We will require financing in order to proceed with basic engineering and land acquisition activities.

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

Net cash used by operating activities was $3.1 million for 2003, compared to net cash provided by operating activities of $1.3 million for 2002 and net cash used by operating activities of $0.2 million for 2001. The decrease in cash from operating activities in 2003 compared to 2002 is due primarily to decreased gold sales and increased general and administrative expenditures.

In March 1998, we entered into a $20 million credit facility with Leucadia National Corporation. Through various amendments, the most recent of which was effective December 31, 2003, the credit facility has been amended to increase the facility to $50 million. The credit facility has an expiration date of January 3, 2006. Leucadia may terminate the credit facility on December 15 of any year, provided Leucadia notifies us of the termination prior to September 15 of that year. Leucadia has notified us that it does not intend to terminate the credit facility prior to December 15, 2005. At December 31, 2003, we had outstanding borrowings under the credit facility of $41.5 million. Loans outstanding under the credit facility bear interest equal to the prime rate and interest and commitment fees are payable quarterly. The prime rate at December 31, 2003 was 4.0%. Interest paid to Leucadia under the credit facility for the year ended December 31, 2003 was approximately $1.5 million. A substantial portion of these interest payments relates to financing for the Las Cruces project. Interest related to the Las Cruces project is capitalized and is not reflected as interest expense in our consolidated statements of operations. Instead, capitalized interest is added to mining properties, plant and mine development on our consolidated balance sheets.

We are exploring various financing alternatives for projected costs and expenses associated with the Las Cruces project. In addition, we expect we will need to restructure our credit facility in connection with our financing activities for the project. We will not be able to fund the project solely from debt financing. We will need to raise a significant amount of the funds from equity investors, which may be accomplished through a subscription rights offering to our existing stockholders. We may also seek to raise additional capital from new investors. Although we believe these possibilities are viable options, we cannot assure you that we will actually commence an equity financing or that, if commenced, such efforts will be successful.

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

Our sources of funds available to fund new mining projects are limited. We used a significant portion of our existing funds to acquire the Las Cruces project for $42 million in September 1999. Accordingly, our ability to begin new mining projects depends on our ability to obtain additional funds to finance new mining projects. While we believe that we may be able to obtain financing for new mining projects through project financing or otherwise, we cannot assure you that we will be able to obtain financing on favorable terms or at all.

Additions to mining properties, plant and mine development totaled $7.5 million for 2003, $3.5 million for 2002 and $4.8 million for 2001. For all periods presented, additions to mining properties, plant and mine development consisted of: (1) mine development expenditures; (2) construction expenditures for buildings, machinery, plant and equipment; (3) expenditures for mobile mining service equipment; and (4) capitalized interest. The principal source of funds that we used to fund project development at the Las Cruces project was our credit facility with Leucadia.

During 2003, we sold all of our investment in shares of common stock and warrants of Washington Group International on the open market for approximately $1.2 million.

Upon completion of production at a mine, we must make expenditures for reclamation and closure of the mine. Effective January 1, 2003, we account for future reclamation and mine closure liabilities in accordance with SFAS No. 143. At December 31, 2003, we had a recorded asset retirement obligation of $1.5 million for these costs, including $1.4 million for the Castle Mountain Mine. In addition to the accruals, we and Quest Capital Corporation, formerly Viceroy Resource Corporation, the owner of the remaining 75% interest in the Castle Mountain Venture, are depositing cash, including all proceeds from the sale of plant and equipment, in a separate fund to cover current and future reclamation costs at the venture properties. At December 31, 2003, our share of this fund was $2.0 million. We have not recorded any asset retirement liabilities relating to the Las Cruces project as there has been no disturbance that would require reclamation or remediation. We review the adequacy of our reclamation and mine closure liabilities in light of current laws and regulations and adjust our liabilities as necessary.

For the year ended December 31, 2003, accumulated other comprehensive income includes approximately $8.9 million resulting from the recognition of unrealized gains from foreign currency translation adjustments. While the recognition of these adjustments resulted in an increase in total shareholders’ equity of approximately 28%, these adjustments had no impact on our consolidated liquidity. These adjustments are required in order to convert our euro denominated assets into U.S. dollars and, therefore, reflect the appreciation in the value of the euro against the U.S. dollar over the last year. We do not believe these adjustments reflect any increase in the economic value of our assets, and we are unable to predict whether these unrealized gains from foreign currency translation adjustments will continue in the future, or if they will be reversed should the U.S. dollar strengthen against the euro. Foreign currency exchange rates can have a significant impact on our consolidated financial statements. See “Cautionary Statement for Forward-Looking Information—Currency Fluctuations,” Item 7A, “Quantitative And Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rate Risk,” and Note 1 to our consolidated financial statements.

As shown below, at December 31, 2003, our contractual cash obligations totaled approximately $42 million.

Contractual Obligations

	Payments Due by Period (in millions)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Operating leases	$0.59	$0.22	$0.19	$0.18	$—
Line of credit (1)	41.50	—	41.50	—	—

Total contractual cash obligations	$42.09	$0.22	$41.69	$0.18	$—

(1)	This amount represents the outstanding principal balance at December 31, 2003 under our $50 million credit facility with Leucadia. Leucadia may terminate the credit facility on December 15 of any year, provided Leucadia notifies us of the termination prior to September 15 of that year. Leucadia has notified us that it does not intend to terminate the credit facility prior to December 15, 2005. The credit facility has an expiration date of January 3, 2006.

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

Share Repurchases

In October 1998, our board of directors authorized the repurchase of up to 2 million shares. As of March 19, 2004, we had repurchased 173,700 shares under the repurchase program. We have not repurchased any shares since 1999.

Recently Issued Accounting Standards

In April 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS No.149 did not have an impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have an impact on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation Number, or FIN, 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB 51. FIN 46 addresses consolidation of variable interest entities, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. In October 2003, the FASB deferred to the fourth quarter of 2003 from the third quarter the implementation date of FIN 46 with respect to variable interest entities in which a variable interest was acquired before February 1, 2003. In December 2003, the FASB issued a revision to FIN 46, known as FIN 46R, to clarify certain provisions and exempt certain entities from its requirements. In addition, FIN 46R deferred to the first quarter of 2004 application of its provisions to certain entities in which a variable interest was acquired prior to February 1, 2003. FIN 46 may be applied prospectively with a cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. Since we do not have any variable interest entities, the adoption of FIN 46 and FIN 46R will not have an impact on our financial position or results of operations.

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

Dependence on a Single Mining Project. We are focused primarily on the development of our Las Cruces copper project. Accordingly, our profitability depends entirely upon the successful development and operation of this project. We are currently incurring losses and we expect to continue to incur losses until copper production begins at the Las Cruces project. Although we continue to receive a small amount of revenues from residual gold production in connection with reclamation activities at the Castle Mountain Mine, these revenues are insufficient to cover our operating expenses.

We maintain a small, but active exploration program to evaluate other potential mining projects. However, our ability to acquire and fund additional projects is limited. In addition, there are a number of uncertainties inherent in any mineral exploration and development program that could make it difficult for us to successfully acquire and develop additional projects. These risks include the location of economically viable ore bodies, the development of appropriate metallurgical processes, the receipt of necessary governmental permits and the construction of mining and processing facilities.

We cannot assure you that our current exploration and development programs will result in any new commercial mining operations or yield new reserves to replace or expand current reserves. Even if we identify and acquire an economically viable ore body, several years may elapse from the initial stages of development until commercial production is commenced.

Need for Financing. We estimate that the total capital costs for the development of the Las Cruces project are approximately 281 million euros, or approximately $345 million, including working capital, land purchases and contingencies, but excluding interest and other financing costs. We are exploring various financing alternatives for the balance of the projected costs and expenses of the Las Cruces project. However, we have no commitments for any additional financing. We cannot assure you that we will be able to obtain the necessary financing for the Las Cruces project on favorable terms or at all.

Potential Delays in Development of Las Cruces. We have experienced delays in developing the Las Cruces project, and we may experience further delays. These delays may affect the timing of development of the project. These delays also could increase the costs of developing the project, cause us to become ineligible to receive approved subsidies, affect the economic viability of the project, or prohibit us from completing development of the project.

The timing of development of the Las Cruces project will be affected by many factors, some of which are beyond our control. Successful development of the Las Cruces project will be subject to the timely issuance of permits, procurement of significant financing, acquisition of land required to develop the project, completion of basic engineering and construction of the mine. Adverse political and environmental developments in Spain could delay or preclude the issuance of permits or the expropriation of land necessary to develop the Las Cruces project. In addition, factors such as fluctuations in the market price of copper and interest rates, as well as international political unrest, could adversely affect our ability to obtain adequate financing to fund the development of the project.

Imprecision of Estimates. The estimates of the costs to develop the Las Cruces project presented in this report may not be accurate. If the actual costs to complete the development of the Las Cruces project are significantly higher than we expect, we may not have enough funds to cover these costs and we may not be able to obtain other sources of financing to cover these costs. In addition, we may be unable to achieve our anticipated production volumes. Unexpected cost increases or our failure to achieve anticipated production volumes could have a material adverse effect on our results of operations, liquidity and financial condition.

The ore reserve figures presented in this report for the Las Cruces project are estimates, and we cannot assure you that we will realize the indicated levels of copper recovery. Reserve estimates are expressions of judgment based on knowledge, experience and industry practices. Valid estimates may change significantly when new information becomes available. While we believe that the reserve estimates presented in this report are well established, reserve estimates are imprecise and depend on statistical inferences, which may prove unreliable. The reserve estimates for the Las Cruces project have been determined based on an assumed long-term copper price of $0.76 per pound, a cut-off grade of 1.00% copper and projected average production costs of 0.33 euro, or $0.41, per pound, based on the new feasibility study relating to the project. Although we believe these assumptions are reasonable based upon available information, these assumptions may not be accurate. Increases in production costs or fluctuations in the market price of copper may make it unprofitable to mine ore reserves containing relatively lower grades of mineralization.

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

Uncertainty of Government Subsidies. If we do not receive the amount of subsidies that we expect, we will need to obtain additional funds from other sources, which could delay the development of the Las Cruces project and reduce the profitability of the project. We have applied for subsidies from regional and central governments in Spain, and we expect to apply for approximately 2.0 million euros, or $2.5 million, of additional subsidies as the Las Cruces project progresses. Upon completing their review of our applications, the central and regional governments recommended subsidies of up to 53 million euros, or approximately $65 million. Because the recommendation exceeded 50 million euros, it required the approval of the European Commission, which has been obtained. To date, the regional and central governments have granted and we have accepted subsidies totaling approximately 47.5 million euros. Our estimates regarding the timing for development at the Las Cruces project, the amount of financing required and the potential for economic copper production at the Las Cruces project are based on the assumption that we will receive the full 53 million euros approved by the European Commission, which includes the 47.5 million euros of subsidies granted and accepted to date. However, we cannot predict the amount of subsidies we will receive, if any. Further, we must meet several conditions in order to receive the 47.5 million euros in subsidies previously granted. Our ability to satisfy these conditions depends on our ability to obtain financing and other factors, and we cannot predict when, if at all, we will be able to satisfy these conditions. We did not have all of the permits or financing in place to meet certain required capital expenditures by March 27, 2004, which was one of the conditions required for receipt of the subsidies. We have applied for an extension of this 2004 deadline, but we cannot assure you that an extension will be granted. If we cannot meet the conditions before the specified deadlines and we are unable to obtain extensions of these deadlines, we will lose the subsidies. The loss of the subsidies would significantly increase our costs to develop the Las Cruces project.

Volatility of Copper Prices. Our future profitability and long-term viability will depend, in large part, on the market price of copper. Market prices for copper are volatile and are affected by numerous factors beyond our control, including expectations regarding inflation, global and regional demand, speculative activities, political and economic conditions and production costs in major copper producing regions. The aggregate effect of these factors on copper prices is impossible for us to predict. A decrease in copper prices could adversely affect our ability to finance the development of the Las Cruces project, which would have a material adverse effect on our results of operations, liquidity and financial condition.

Since 1989, spot prices for copper, per pound, have ranged from a high of $1.60 in 1989 to a low of $0.59 in 2001. The average spot price over the 15 year period from 1989 to 2003 was $0.96. The average spot price for 2003 was $0.81.

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

Currency Fluctuations. All of our revenues are denominated in U.S. dollars. However, because Spain is a member state of the European Monetary Union, we will incur a substantial portion of the costs to develop and operate the Las Cruces project in euros. The exchange rate of the euro relative to the U.S. dollar fluctuates and we cannot predict what the exchange rates will be over the course of development of the project. If the exchange rate of the euro relative to the U.S. dollar declines, our actual dollar-denominated development costs will likely be higher than our estimates based on the new feasibility study. We do not currently engage in currency hedging activities.

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

Majority Shareholder and Lender. Leucadia National Corporation owns approximately 72.5% of our outstanding common stock. In addition, four of our eight directors (including Thomas E. Mara, our President) are officers of Leucadia. Accordingly, Leucadia has the ability to exercise significant influence over us. We also have outstanding indebtedness of $41.5 million under our credit agreement with Leucadia, which requires us to obtain the consent of Leucadia before taking certain actions, including incurring additional indebtedness. Leucadia’s interests and objectives, which may be different from ours and our other stockholders, may influence whether Leucadia is willing to grant us any approvals we may request. We may not be able to resolve potential conflicts between Leucadia and us to our satisfaction, and if we cannot, our business may be harmed.

Leucadia’s evaluation of the economic merits of the Las Cruces project will significantly influence our ability to develop the Las Cruces project. If the estimated performance of the project meets Leucadia’s investment criteria, Leucadia could be a source of the capital required for a portion of the expected development costs, although Leucadia is not obligated to make any additional investment in us. In any event, we cannot be assured of being able to obtain capital from Leucadia or other sources, particularly since any debt financing is subject to Leucadia’s approval.

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

Gold Price Risk

The results of our operations from residual gold production at the Castle Mountain Mine are affected significantly by the market price of gold. Gold prices are influenced by numerous factors over which we have no control, including expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, global or regional political or economic crises, demand for gold for jewelry and industrial products and sales by holders and producers of gold in response to these factors. A 10% decrease in the price of gold could reduce our expected 2004 product sales revenue by up to $0.1 million.

In the past we have entered into option contracts and forward sales contracts to establish a minimum selling price on some of the ounces of gold that we produce. We do not enter into option or sales contracts for the purpose of speculative trading. Our current policy provides for the use of forward sales contracts for up to 80% of the remaining residual production at the Castle Mountain Mine. However, we expect to sell the remaining production primarily at spot prices at various times. At December 31, 2003 and 2002, we had no ounces of gold sold under forward sales contracts.

Foreign Currency Exchange Rate Risk

Most of our activities are located in Spain. We also conduct exploration activities in other countries from time to time. Our future profitability could be affected by fluctuations in foreign currencies relative to the U.S. dollar. A 10% increase in the value of the euro relative to the U.S. dollar would increase our estimate of the cost to develop the Las Cruces project by $35 million. We have not entered into any foreign currency contracts or other derivatives to establish a foreign currency protection program.

Interest Rate Risk

At December 31, 2003, we had borrowed $41.5 million under our credit facility with Leucadia National Corporation. The credit facility carries a variable interest rate equal to the prime rate. At December 31, 2003, the prime rate was 4.0%. A 1% increase in the prime rate would increase our annual interest expense by approximately $0.42 million. We have not undertaken any hedging activities with respect to the credit facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (Unaudited)

(Thousands of dollars except share data)

Selected quarterly financial data for the years ended December 31, 2003 and 2002 is presented below.

2003 Quarters	First	Second		Third	Fourth
Revenue	$425	$405		$281	$330
Gross profit (loss)	197	203		(204)	97
Net income (loss)	(342)	1,649	(b)	(728)	(378)
Basic and diluted income (loss) per share (a)	(0.01)	0.04		(0.02)	(0.01)

2002 Quarters	First	Second	Third		Fourth
Revenue	$1,471	$1,131	$1,506		$733
Gross profit	329	668	1,308		28
Net income (loss)	317	236	(507	)(c)	(199)
Basic and diluted income (loss) per share	0.01	0.01	(0.01)		(0.01)

(a)	The total of the four quarters’ basic and diluted income (loss) per share does not equal the earnings per share for the year due to rounding.

(b)	We recorded a non-cash gain of $1.9 million, net of related expenses, on the estimated value of the common shares of Bear Creek Mining Corporation received in exchange for all of our limited partnership units of Peru Exploration Venture LLLP.

(c)	We wrote off the book value of a land purchase option as a loss on disposal of assets of $0.9 million during the third quarter of 2002.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of MK Gold Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of MK Gold Company (a majority-owned subsidiary of Leucadia National Corporation) and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Salt Lake City, Utah

March 1, 2004

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2003, 2002 and 2001

(Thousands of dollars except share data )

	2003	2002	2001
REVENUE:
Product sales	$1,441	$4,841	$6,002
Mining services	—	—	1,297

Total revenue	1,441	4,841	7,299

COSTS AND OPERATING EXPENSES:
Product sales	583	2,229	5,452
Mining services	—	—	1,451
Project development	565	279	665

Total costs and operating expenses	1,148	2,508	7,568

GROSS PROFIT (LOSS)	293	2,333	(269)
Exploration costs	(523)	(674)	(717)
General and administrative expenses	(2,492)	(1,662)	(2,413)
Gain (loss) on disposal of assets	106	(224)	202

LOSS FROM OPERATIONS	(2,616)	(227)	(3,197)
Equity in loss of unconsolidated affiliate	—	(301)	(498)
Litigation settlement	36	—	566
Bankruptcy recovery, net	315	318	—
Gain on sale of securities	498	—	—
Gain on exchange of partnership interest, net	1,945	—	—
Investment income and dividends, net	50	84	87
Interest expense	(23)	(24)	(23)

Income (loss) before income taxes	205	(150)	(3,065)
Income tax provision	(4)	(3)	(114)

Net income (loss)	$201	$(153)	$(3,179)

Basic and diluted income (loss) per common share	$0.01	$(0.00)	$(0.09)

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED BALANCE SHEETS

As of December 31, 2003 and 2002

(Thousands of dollars except par value)

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,634	$1,426
Restricted cash	874	—
Equity securities	2,167	299
Receivables	344	422
Inventories	133	173
Other	68	98

Total current assets	6,220	2,418
Mining properties, plant and mine development, net	34,185	22,717
Intangible assets – mineral rights	48,404	42,899
Equity securities	97	—
Restricted investment securities	873	1,621
Restricted cash	379	489
Other assets	—	211

TOTAL ASSETS	$90,158	$70,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,732	$720
Current portion of asset retirement obligation	874	—
Current portion of mine closure and reclamation liabilities	—	278
Other accrued liabilities	467	445

Total current liabilities	3,073	1,443
Line of credit-Leucadia National Corporation	41,500	31,900
Asset retirement obligation	597	—
Mine closure and reclamation liabilities	—	1,621
Deferred income tax liability	3,967	3,967

Total liabilities	49,137	38,931

COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY:
Common stock, par value $.01; 80,000,000 shares authorized, 37,545,000 shares issued and 37,525,649 outstanding at December 31, 2003, 37,415,500 shares issued and 37,395,649 shares outstanding at December 31, 2002	375	374
Capital in excess of par value	83,023	82,869
Accumulated deficit	(52,786)	(52,987)
Treasury stock at cost, 19,851 shares	(19)	(19)
Accumulated other comprehensive income	10,428	1,187

Total stockholders’ equity	41,021	31,424

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,158	$70,355

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2003, 2002 and 2001

(Thousands of dollars except share data)

	Common Stock $0.01 Par Value	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
January 1, 2001	$373	$82,773	$(49,655)	$—	$(3,823)	$29,668
Net loss			(3,179)			(3,179)
Other comprehensive loss:
Net change in unrealized foreign exchange loss					(1,716)	(1,716)

Comprehensive loss						(4,895)
Restricted stock grants	1	96				97
Purchase of treasury stock				(19)		(19)

December 31, 2001	374	82,869	(52,834)	(19)	(5,539)	24,851
Net loss			(153)			(153)
Other comprehensive income (loss):
Net change in unrealized loss on investments					(66)	(66)
Net change in unrealized foreign exchange gain					6,792	6,792

Comprehensive income						6,573

December 31, 2002	374	82,869	(52,987)	(19)	1,187	31,424
Net income			201			201
Other comprehensive income (loss):
Net change in unrealized gain on investments					361	361
Net change in unrealized foreign exchange gain					8,880	8,880

Comprehensive income						9,442

Restricted stock grants	1	154				155

December 31, 2003	$375	$83,023	$(52,786)	$(19)	$10,428	$41,021

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2003, 2002 and 2001

(Thousands of dollars)

	2003	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$201	$(153)	$(3,179)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Restricted stock grants	155	—	97
Equity in loss of unconsolidated affiliate	—	301	498
Deferred income taxes	—	—	110
Depreciation, depletion and amortization	25	29	659
Litigation settlement	(38)	—	—
Bankruptcy recovery	(315)	(365)	—
Gain on sale of securities	(498)	—	—
Gain on exchange of partnership interest	(1,945)	—	—
Amortization of premium on investment securities	—	—	4
Gain (loss) on disposal of assets	(106)	224	(202)
Changes in operating assets and liabilities:
Receivables	78	(181)	1,301
Inventories	40	729	1,438
Other current assets	30	37	90
Restricted cash	(764)	222	(268)
Accounts payable and other accrued liabilities	434	218	(664)
Asset retirement obligation	(428)	223	384
Deferred revenue	—	—	(485)

Net cash provided (used) by operating activities	(3,131)	1,284	(217)

INVESTING ACTIVITIES:
Additions to mining properties, plant and mine development	(7,516)	(3,505)	(4,777)
Proceeds from disposal of assets	111	671	287
Purchase of restricted investment securities	—	(1,621)	(750)
Purchase of equity securities	(45)	—	—
Proceeds from sale of equity securities	1,224	—	—
Proceeds from sale of restricted investment securities	748	750	854
Investment in unconsolidated affiliate	—	—	(500)

Net cash used by investing activities	(5,478)	(3,705)	(4,886)

(continued)

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

For the years ended December 31, 2003, 2002 and 2001

(Thousands of dollars)

	2003	2002	2001
FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreement – Leucadia National Corporation	9,600	2,900	5,700
(Increase) decrease in other assets	211	(211)	—
Purchase of treasury stock	—	—	(19)

Net cash provided by financing activities	9,811	2,689	5,681

EFFECT OF EXCHANGE RATES ON CASH	6	(207)	(212)

INCREASE IN CASH	1,208	61	366
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,426	1,365	999

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,634	$1,426	$1,365

Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$23	$24	$23
Income taxes paid, net	$4	$3	$4

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

1.	ORGANIZATION, OPERATIONS AND BASIS OF ACCOUNTING

MK Gold Company (the “Company”) is engaged in the business of exploring for, acquiring, developing and mining mineral properties. The Company owns a 53% undivided interest in the American Girl Mining Joint Venture (the “AGMJV”), a 25% undivided interest in the Castle Mountain Venture (the “CMV”), and 100% of Cobre Las Cruces, S.A. (see Note 3). The Company is a 72.5% owned subsidiary of Leucadia National Corporation (“Leucadia”).

The Company’s principal sources of funds are its available resources of cash and cash equivalents, equity securities, cash generated from residual gold production at the Castle Mountain Mine and its credit facility with Leucadia (the “Credit Facility”). At December 31, 2003, the Company had cash and cash equivalents of $2,634, equity securities of $2,264, and gold bullion of $96, representing an increase in cash and cash equivalents, equity securities and gold bullion of $3,200 from December 31, 2002. At December 31, 2003, the Company had $8,500 of available borrowings under the Credit Facility. The Company expects that its cash and cash equivalents and available borrowings under the Credit Facility will be sufficient to cover operating expenses through 2004. However, the Company’s cash resources will not be sufficient to cover all projected costs and expenses necessary to commence mining at the Las Cruces project. The Company estimates that the capital cost will be approximately 281 million euros, or approximately $345,000, to bring the Las Cruces project into production, excluding interest and other financing costs. Basic engineering and land acquisition activities are scheduled to begin at the project once the remaining initial water permit has been granted. The Company will require financing in order to proceed with basic engineering and land acquisition activities.

Critical Accounting Estimates - The preparation of financial statements in accordance with generally accepted accounting principles requires the Company to make estimates about the effect of matters that are uncertain and to make difficult, subjective and complex judgments. These estimates and assumptions affect the reported amounts in the financial statements and disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates and judgments. Actual results could differ from these estimates. The Company believes that the following accounting policies are the most critical because they have the greatest impact on the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Proven and Probable Ore Reserves – Reserves are defined as those parts of a mineral deposit that can be economically and legally extracted or produced at the time of determination and are customarily stated in terms of “ore” when dealing with metals. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. Probable reserves are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart. The degree of assurance for probable reserves, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

The Company’s reserve estimates could change as a result of changes in estimates relating to production costs or copper prices. Because the Las Cruces project has not commenced production, it is highly likely that the ore reserves for Las Cruces will require revision based on actual production

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

experience.

A change in the Company’s ore reserve estimate, declines in the market price for copper, as well as increased production or capital costs or reduced recovery rates, could render ore reserves at the Las Cruces project uneconomic and could result in an impairment to the Company’s mining properties and intangible assets. If copper prices decline substantially below the levels set for calculation of reserves for an extended period, there could be material delays in developing the Las Cruces project. Reserves should not be interpreted as assurances of mine life or the profitability of future operations. No assurance can be given that the estimate of the amount of copper or the indicated level of recovery of copper will be realized at the Las Cruces project.

Asset Retirement Obligation – The Company estimates future asset retirement obligation costs mainly on the basis of legal and regulatory requirements. Statement of Financial Accounting Standards (“SFAS”) No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of an estimated environmental remediation costs and the related asset created with it. The related asset is then amortized over the life of the asset on a units of production basis and accretion expense relating to the liability is recognized using the Company’s credit-adjusted risk-free interest rate. At various times the Company reviews the adequacy of its asset retirement obligations based on current estimates of future costs and sets aside adequate cash reserves to fund those costs. In the event that actual costs differ from those estimates, the Company’s results of operations, liquidity and financial condition will be affected.

During May 2001, mining operations ceased and closure and reclamation activities began at the Castle Mountain Mine. The Company has reviewed the closure and reclamation accrual and believes it is sufficient.

Impairment of Long–Lived Assets - The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

As of December 31, 2003, the carrying amount of the Company’s investment in the mineral rights and mining properties of the Las Cruces project was approximately $81,688. The recoverability of these assets is entirely dependent upon the Company’s success in obtaining required permits, obtaining both debt and equity financing for the project, engineering and construction. The amount of financing that can be obtained for the project and its related cost will be significantly affected by the assessment of potential lenders and equity investors of the current and expected future market price of copper. In addition, the actual price of copper, the operating cost of the mine and the capital cost to bring the mine into production will affect the recoverability of these assets. Based on the current status of the project and the Company’s estimate of future financing costs and future cash flows, the Company believes the carrying amount of its investment is recoverable. However, if the Company is unable to obtain the permits required to begin construction of the mine and commence mining activities, it is likely that this investment will be impaired.

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

Deferred Tax Asset and Tax Valuation Allowance - The Company has recorded a valuation allowance that fully reserves for its deferred tax asset (net of certain deferred tax liabilities which can be offset by its net operating loss carryforwards). The valuation allowance was recorded because the Company determined it is likely that it will not be able to utilize the deferred tax asset in the future. If the Company determines that it will be able to use all or a portion of its deferred tax asset in the future, it will record an adjustment to reduce the valuation allowance, thereby increasing income in that period. If and when this determination is made, it will be based upon projections of taxable income in the future, which are based on numerous judgments and assumptions, and is inherently uncertain. Prior to that time, the Company does not expect to reflect any federal income tax benefit in its statement of operations for reported losses, and it will not record any federal income tax expense on income which can be offset by its net operating loss carryforwards.

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

Reclassification - Certain amounts for prior periods have been reclassified to be consistent with the 2003 presentation.

Cash Equivalents - Cash equivalents consist of investments in short-term commercial paper, having a remaining maturity at date of acquisition of three months or less, and money market mutual funds.

Restricted Cash and Investments – The CMV is funding its future reclamation liabilities by establishing separate bank and investment accounts for these funds. The funding amount is based on the estimated ultimate net liability. The AGMJV funded a restricted cash and investment account which has been utilized for reclamation of the AGMJV mine property.

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

Intangible Assets - In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Intangible Assets,” which became effective for the Company on July 1, 2001 and January 1, 2002, respectively. Among other things, SFAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS 142 establishes new guidelines for accounting for intangible assets, which require that certain intangible assets be reviewed annually for impairment rather than amortized. Pursuant to SFAS No. 141

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

and SFAS No. 142, mineral interests associated with other than owned properties are classified as intangible assets. As a result, the Company has reclassified the mineral rights associated with the Company’s Las Cruces project from mining properties to intangible assets – mineral rights in its consolidated balance sheet. As of December 31, 2003 and December 31, 2002, the Company had capitalized $48,404 and $42,899, respectively, related to the Las Cruces mineral rights. The Company’s results of operations and cash flows, however, are not affected, since the Las Cruces mineral rights are not being amortized. The Las Cruces mineral rights will be amortized using the units-of-production method once production at the project commences. Mineral rights related to the Company’s Castle Mountain Venture were fully depleted as of December 31, 2002.

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

Reclamation and Mine Closure Costs - The Company is subject to federal, state, local and foreign environmental laws and regulations. The Company has put in place ongoing pollution control and monitoring programs at its mine sites, and posted surety bonds as required for compliance with state and local closure, reclamation and environmental obligations. Estimated future reclamation and mine closure costs are based principally on legal and regulatory requirements. Through December 31, 2002, such costs were accrued and charged over the expected operating lives of the Company’s mines on a units-of-production method. Effective January 1, 2003, the Company adopted SFAS No. 143. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial position or results of operations. Ongoing reclamation activities are expensed in the period incurred.

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

Forward Sales Activities - The Company may enter into forward sales contracts to establish a price on certain ounces of gold it produces. These contracts are exempt from SFAS No. 133 since they qualify as normal purchases and sales under the normal purchases and sales exemption contained in SFAS No. 138. Gains and losses realized on such instruments, as well as any cost or revenue associated therewith, are recognized as sales when the related production is delivered to customers. Any margin agreement associated with these contracts may require the posting of collateral.

Earnings Per Share - For each of the three years in the period ended December 31, 2003, there were no differences in the numerators for the basic and diluted per share computations. These numerators were $201, $(153) and $(3,179) for 2003, 2002 and 2001, respectively. The denominators for basic per share computations were 37,425,457, 37,395,649 and 37,350,060 for 2003, 2002 and 2001, respectively. The denominators for fully diluted per share computations were 37,437,899, 37,395,649 and 37,350,060

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

for 2003, 2002 and 2001, respectively. Options to purchase 1,740,000, 1,910,000 and 1,890,000 weighted average shares of common stock outstanding during 2003, 2002 and 2001, respectively, were not included in the computation of diluted per share amounts because they were antidilutive.

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

	Year Ended December 31,
	2003	2002	2001
Net income (loss) as reported	$201	$(153)	$(3,179)
Deduct: Total stock-based compensation expense determined using the fair value method for all awards, net of related tax effects	(9)	(26)	(23)

	$192	$(179)	$(3,202)

Net income (loss) per share:
Basic – as reported	$0.01	$(0.00)	$(0.09)
Basic – pro forma	$0.01	$(0.00)	$(0.09)
Diluted – as reported	$0.01	$(0.00)	$(0.09)
Diluted – pro forma	$0.01	$(0.00)	$(0.09)

Translation of Foreign Currency - Foreign currency subsidiary financial statements are translated into U.S. dollars at current exchange rates, except that revenues and expenses are translated at average exchange rates during each reporting period; resulting translation gains (losses) are reported as a component of other comprehensive income (loss). Net unrealized foreign exchange gains and (losses) were $10,133 and $1,253 at December 31, 2003 and 2002 respectively. Net realized foreign exchange gains (losses) were not material for the years ended December 31, 2003, 2002 and 2001.

Recently Issued Accounting Standards - In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS No.149 did not have an impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have an impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation Number, or FIN, 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB 51. FIN 46 addresses consolidation of variable interest entities, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. In October 2003, the FASB deferred to the fourth quarter of 2003 from the third quarter the implementation date of FIN 46 with respect to variable interest entities in which a variable interest was acquired before February 1, 2003. In December 2003, the FASB issued a revision (“FIN 46R”) to FIN 46 to clarify certain provisions and exempt certain entities from its requirements. In addition, FIN 46R deferred to the first quarter of 2004 application of its provision to certain entities in which a variable interest was acquired prior to February 1, 2003. FIN 46 may be applied prospectively with a cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. Since the Company does not have any variable interest entities, the adoption of FIN 46 and FIN 46R will not have an impact on its financial position or results of operations.

2.	ASSET RETIREMENT OBLIGATION

The gold reserves at the Castle Mountain Mine were exhausted in May 2001. At that time, mining operations ceased and closure and reclamation began. Residual gold production is expected to continue into mid 2004 as a result of continued leaching.

The Company has recorded an asset retirement obligation of $1,405 for its share of closure and reclamation costs at the CMV. The CMV has set aside a cash reserve to fund the projected closure and reclamation costs. The Company’s share of this fund was $2,025 at December 31, 2003. The Company has reviewed the recorded asset retirement obligation and believes it is sufficient to cover the estimated costs of closure and reclamation.

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

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

4.	INVESTMENTS

At December 31, 2003, the Company had investments of $3,137, consisting of U.S. government agency bonds and notes of $873 relating to restricted investments at the CMV, and equity securities of $2,264 relating to the Company’s exchange of partnership interest in Peru Exploration Venture LLLP (Note 5). At December 31, 2002, the Company had investments of $1,920, consisting of U.S. government agency bonds and notes of $1,621 relating to restricted investments at the CMV, and equity securities of $299 relating to a bankruptcy recovery (Note 12). The investments have been classified as available-for-sale. The investments are reported at fair value with unrealized gains and losses, if any, recorded as a component of other comprehensive income. The estimated fair value of the government agency bonds and notes approximate amortized cost. The cost basis of the equity securities at December 31, 2003 was $1,969 and an unrealized gain on investment of $295 has been recorded to report the securities at their fair value of $2,264. At December 31, 2002, the Company had recorded an unrealized loss of $66 to report the securities at their fair value of $299. Investments by contractual maturity at December 31, 2003 and 2002 are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

	December 31
	2003	2002
Due in one year or less	$—	$—
Due after one year through five years	873	1,621

Total	$873	$1,621

5.	UNCONSOLIDATED AFFILIATE

In July 2000, the Company acquired 20 of 39 limited partner units of Peru Exploration Venture LLLP (“Peru Exploration”), an Arizona limited liability limited partnership. The partnership was formed in June 2000 with Bear Creek Mining Company, an Arizona corporation, as the general partner. The Company’s commitment to the partnership was $1,000 over a two-year period, which was fully funded as of December 31, 2001.

The Company accounted for this investment using the equity method of accounting and, as a result of recording its share of Peru Exploration’s losses, had reduced its investment balance to zero as of December 31, 2002. Since the Company had no obligation or commitment to provide any additional funds to Peru Exploration, application of the equity method of accounting was suspended once its investment was reduced to zero. The Company’s share of loss from the partnership for the years ended December 31, 2002 and 2001 was $301 and $498, respectively.

On April 21, 2003, the Company exchanged all of its limited partnership units of Peru Exploration for a total of 4,821,905 common shares (currently representing approximately 17.8%) of Bear Creek Mining Corporation (“Bear Creek”), a publicly traded Canadian mineral exploration company (TSX Venture Exchange: BCM). The exchange was made in connection with the acquisition by Bear Creek (formerly EVEolution Ventures, Inc.) of all outstanding limited partnership interests of Peru Exploration and all outstanding shares of Peru Exploration’s general partner. In addition, the Company has non-transferable preemptive rights, until April 25, 2005, to participate in any offering of common stock undertaken by Bear Creek on a pro rata basis in order to allow it to maintain its percentage interest in the common shares of Bear Creek.

Pursuant to the terms of the exchange, the Company was restricted from publicly selling all but 2% of its shares of Bear Creek for six months following the exchange, at which time an additional 15% of the shares held by the Company was released from such restrictions. For a period of 12 months thereafter, the restrictions lapse with respect to additional increments of the shares every three months, with 91% of the shares released from such restrictions 18 months following the exchange. The restrictions lapse with respect to the remaining 9% of the shares every six months thereafter in 3% increments, with 100% of the shares released from such restrictions 36 months following the exchange. Due to the significant restrictions, the restricted shares were initially valued at less than traded market prices.

The Company recorded, in the second quarter of 2003, a non-cash gain of $1,945, net of related expenses, based upon the estimated value of the common shares of Bear Creek received. The common shares of Bear Creek that can be sold without restriction within 12 months are classified as a current asset and carried at the quoted market price of the Bear Creek common stock. Any unrealized gains and losses on these securities are reflected as a component of other comprehensive income. The remainder of the

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

shares are classified as a long term asset and carried at the amount recorded upon receipt in April 2003, unless there is a decline in market value which is other than temporary.

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

6.	INVENTORIES

The components of inventory are shown below:

	December 31
	2003	2002
Gold bullion	$96	$69
Ore and in-process	—	58
Materials and supplies	37	46

	$133	$173

7.	MINING PROPERTIES, PLANT AND MINE DEVELOPMENT

The components of mining properties, plant and mine development are shown below:

	December 31
	2003	2002
Mining properties	$33,908	$22,302
Mine development	7,023	6,050
Plant and equipment	5,062	5,896

	45,993	34,248
Less accumulated depreciation, depletion and amortization	(11,808)	(11,531)

	$34,185	$22,717

Interest capitalized to mining properties was $1,487, $1,417 and $1,836 for the years ended December 31, 2003, 2002 and 2001, respectively.

Maintenance and repair expenses charged to operations were $50, $27 and $656 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

	Year Ended December 31
	2003	2002	2001
Revenue:
Gold sales	$1,441	$4,841	$6,002
Mining services	—	—	1,729
Corporate and eliminations	—	—	(432)

Total revenue	$1,441	$4,841	$7,299

Gross profit (loss):
Gold sales	$858	$2,612	$550
Mining services	—	—	(154)
Copper project	(565)	(279)	(665)
Corporate and eliminations	—	—	—

Total gross profit (loss)	$293	$2,333	$(269)

Identifiable assets:
Gold sales	$2,264	$2,387	$2,097
Mining services	—	—	—
Copper project	84,590	65,567	55,491
Corporate and eliminations	3,304	2,401	2,853

Total assets	$90,158	$70,355	$60,441

Depreciation, depletion and amortization:
Gold sales	$5	$—	$569
Mining services	—	—	6
Copper project	—	—	—
Corporate and eliminations	20	29	84

Total depreciation, depletion and amortization	$25	$29	$659

Capital expenditures:
Gold sales	$59	$—	$—
Mining services	—	—	19
Copper project	7,447	3,487	4,754
Corporate and eliminations	10	18	4

Total capital expenditures	$7,516	$3,505	$4,777

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

9.	INCOME TAXES

The provision for income taxes consists of:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Currently payable:
U.S. federal	$—	$—	$—
State	4	3	4

Total currently payable	4	3	4

Deferred:
U.S. federal	—	—	102
State	—	—	8

Total deferred	—	—	110

Total	$4	$3	$114

Deferred tax assets and liabilities consist of the following:

	December 31, 2003			December 31, 2002
	Assets	Liabilities	Total	Assets	Liabilities	Total
Depreciation, depletion and amortization		$(3,547)	$(3,547)		$(2,106)	$(2,106)
Reclamation and other liabilities	847		847	1,020		1,020
Inventory valuation	4		4	7		7
AMT credit	140		140	140		140
Net operating losses	20,645		20,645	19,112		19,112
Valuation allowance	(18,089)		(18,089)	(18,173)		(18,173)
Basis difference in mining properties		(3,967)	(3,967)		(3,967)	(3,967)

	$3,547	$(7,514)	$(3,967)	$2,106	$(6,073)	$(3,967)

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred tax asset reflects management’s estimate of the amount which will be realized from future taxable income of the character necessary to recognize such asset.

Due to past net operating losses, the Company has recorded a gross deferred tax asset of approximately $21,636 as of December 31, 2003. The Company has also recorded a valuation allowance

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

of $18,089 against this asset, resulting in a net deferred tax asset of $3,547. Deferred tax liabilities are partly offset by this deferred tax asset, resulting in a net deferred tax liability of $3,967.

The provision for income taxes differs from the amounts computed by applying the U.S. corporate income tax statutory rate of 34% for the following reasons:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
U.S. corporate income tax (benefit) provision at statutory rate	$70	$(51)	$(1,042)
Change in valuation allowance	(84)	39	1,228
State income taxes, net of federal tax (benefit) provision	10	(8)	(153)
Other, net	4	23	81

Provision for income tax expense	$—	$3	$114

10.	LINE OF CREDIT FROM LEUCADIA

At December 31, 2003, the amount of the Credit Facility was $50,000 and borrowings of $41,500 were outstanding. At December 31, 2002, the amount of the Credit Facility was $40,000 and borrowings of $31,900 were outstanding. Through various amendments, the most recent of which was effective December 31, 2003, the Credit Facility was amended to increase the facility to $50,000. The credit facility has an expiration date of January 3, 2006. Loans outstanding under the Credit Facility bear interest equal to the prime rate and interest and commitment fees are payable quarterly. The prime rate at December 31, 2003 was 4.0%. The Credit Facility may be terminated by Leucadia on December 15 of any year, provided Leucadia notifies the Company of such termination prior to September 15 of such year. Leucadia has notified the Company that it does not intend to terminate the Credit Facility prior to December 15, 2005. As the Credit Facility with Leucadia is a variable-rate loan and as there has been no significant change in credit risk associated with the Credit Facility, the fair value of the Credit Facility is equal to its carrying value. The Company expects that the Credit Facility will need to be restructured in connection with its financing activities for the Las Cruces project.

11.	GAIN (LOSS) ON DISPOSAL OF ASSETS

The Company recognized a gain on disposal of assets of $106 and $620 in 2003 and 2002, respectively, from sales of mining equipment and assets as part of closure activities at the Castle Mountain Mine. In addition, during 2002, the Company decided not to renew a purchase option on a portion of the land needed to develop the Las Cruces project. The Company wrote off the book value of the purchase option as a loss on disposal of assets of $884 in the third quarter of 2002.

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

12.	BANKRUPTCY RECOVERY

As part of a court approved bankruptcy plan of Washington Group International, Inc. (“Washington Group”), the Company has received distributions of common stock and warrants to purchase additional common shares of Washington Group, beginning in the second quarter of 2002. During 2002, the Company received 18,734 shares of common stock and warrants to purchase an additional 31,924 common shares of Washington Group, with a combined market value of $365. During 2003, the Company received 11,774 shares of common stock and warrants to purchase an additional 16,214 common shares of Washington Group, with a combined market value of $315. The Company has recorded these amounts, net of related legal expenses, as income in the quarters in which they were received. The securities are classified as available for sale and any unrealized gains and losses are reflected as a component of other comprehensive income.

13.	GAIN ON SALE OF SECURITIES

During the fourth quarter of 2003, the Company sold all of its investment in shares of common stock and warrants of Washington Group on the open market for approximately $1,200. The amount realized in excess of the amortized cost of those securities has been reported as income in 2003.

14.	BENEFIT PLANS

The Company maintains a 401(k) Savings Plan (the “Plan”) for all full-time active employees and matches 50% of employee contributions to the Plan up to 5% of eligible pay. The cost of the Plan was $26, $22 and $43 for the years ended December 31, 2003, 2002 and 2001, respectively.

15.	COMMITMENTS AND CONTINGENCIES

Environmental - The Company’s mining operations and exploration activities are subject to various federal, state, local and foreign laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. The Company’s policy is to conduct its business in a manner that safeguards public health and mitigates the environmental effects of its mining operations. To comply with these laws and regulations, the Company has made and in the future may be required to make capital and operating expenditures. The Company does not anticipate incurring any material unforeseen capital or operating expenditures for environmental compliance during 2004.

Surety bonds and letters of credit totaling $2,422 (of which the Company’s share is $740) have been provided as required by various governmental agencies for environmental protection, including reclamation bonds at the American Girl Mine and Castle Mountain Mine.

Other - The CMV is committed to pay royalties to landowners generally based on a percent of refined gold bullion. Effective net smelter return royalties paid as a percent of the realized gold price were 0.2%, 1.0% and 1.3% for the years ended December 31, 2003, 2002 and 2001, respectively.

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

The CMV has rented certain mining equipment under non-cancelable operating leases with terms generally varying from one to four years. The Company’s share of rental expense charged to operations was $15 in 2003, $35 in 2002 and $105 in 2001. These leases expired in 2003.

The Company rents certain equipment and office and storage properties under non-cancelable operating leases with terms varying from one to five years. Rental expense relating to these properties and equipment charged to operations was $257 in 2003 and $171 in 2002. The Company had no non-cancelable operating leases in 2001. Minimum annual rentals (exclusive of taxes) relating to these properties and equipment under leases in effect at December 31, 2003 are $223 for 2004, $96 for 2005, $98 for 2006 and 2007, and $81 for 2008.

16.	RELATED PARTY TRANSACTIONS

The Company’s joint venture partner, Quest Capital Corporation (“Quest”) (formerly Viceroy Resource Corp.), is the manager of the CMV and, as such, is entitled to receive a management fee of 1% of capital expenditures and 2% of allowable costs as defined in the Castle Mountain Venture Agreement. Management fees charged by Quest attributable to the Company amounted to $20, $21 and $60 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company is the manager of the AGMJV and under the terms of the American Girl Mining Joint Venture Agreement is entitled to receive a management fee. Management fees received by the Company amounted to $14 for each of the three years ended December 31, 2003, 2002 and 2001, respectively.

The Company performed contract mining services for the CMV until May 2001. Mining services revenue recognized by the Company (before intercompany eliminations) was $1,729 for the year ended December 31, 2001.

For the years ended December 31, 2003, 2002 and 2001, approximately $1,509, $1,441 and $1,859, respectively, in interest and commitment fees were paid to Leucadia under the Credit Facility. For the years ended December 31, 2003, 2002 and 2001, approximately $1,487, $1,417 and $1,836, respectively, in interest relating to the Las Cruces project was capitalized.

17.	STOCK PLANS

Stock Option Plan for Non-Employee Directors - The Company had 180,000 authorized options in a non-employee director stock option plan, which expired on December 17, 2003. As of December 31, 2003, 15,000 non-employee director stock options are outstanding. These options were awarded at 50% of the fair market value of the stock on the date of the award and expire 10 years after the date of grant. Compensation expense was recognized equally over the three year vesting period. Because this plan has expired, no further options may be granted.

Stock Incentive Plan for Non-Employee Directors - The Company has 500,000 authorized options in a non-employee director stock incentive plan. As of December 31, 2003, 5,000 non-employee director stock options are outstanding and 465,000 non-employee director stock options are available for

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

grant under the plan. The exercise price, vesting period and expiration date of options granted under the plan are determined by the Executive Committee of the Board of Directors of the Company.

Stock Incentive Plan - The Company has a stock incentive plan which allows for a maximum of 2,500,000 options to be awarded. Options granted under the stock incentive plan have an exercise price equal to the fair market value of the stock on the date of grant, vest over one to three years and expire 10 years after the date of grant.

The following table summarizes the activities for the Company’s three stock plans:

	Number of Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance, December 31, 2000	2,215,000	$1.66	2,090,000	$1.70
Granted	—	—	—	—
Exercised	—	—	—	—
Vested during year	—	—	50,000	.93
Cancelled	(250,000)	1.58	(250,000)	1.58

Balance, December 31, 2001	1,965,000	$1.66	1,890,000	$1.69
Granted	100,000	0.58	—	—
Exercised	—	—	—	—
Vested during year	—	—	50,000	0.93
Cancelled	(30,000)	2.91	(30,000)	2.91

Balance, December 31, 2002	2,035,000	$1.59	1,910,000	$1.65
Granted	5,000	1.40	—	—
Exercised	—	—	—	—
Vested during year	—	—	62,500	0.73
Cancelled	(145,000)	1.56	(120,000)	1.77

Balance, December 31, 2003	1,895,000	$1.59	1,852,500	$1.62

The following table summarizes information for options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.58-1.22	225,000	6.67	$0.75	187,500	6.20	$0.79
$1.23-1.83	1,655,000	3.02	1.70	1,650,000	3.06	1.70
$1.84-2.79	15,000	1.00	2.72	15,000	1.00	2.72
$2.80-3.09	—	—	—	—	—	—

$0.81-3.09	1,895,000	3.44	$1.59	1,852,500	3.36	$1.62

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

The fair value of stock-based awards to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	0.0384	0.0449	0.0634
Expected life	7 years	7 years	7 years
Expected volatility	0.2	0.2	0.2

The weighted average fair value of options granted during the years ended December 31, 2003, 2002 and 2001 is as follows:

Options with an exercise price equal to the market price on the grant date:

	2003	2002	2001
Fair value of each option granted	$1.40	$0.58	$—
Total number of options granted	5,000	100,000	—
Total fair value of all options granted	$7,000	$57,500	$—

Options with an exercise price less than the market price on the grant date:

	2003	2002	2001
Fair value of each option granted	$—	$—	$—
Total number of options granted	—	—	—
Total fair value of all options granted	$—	$—	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2003.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with our 2004 annual meeting of stockholders and is incorporated herein by reference. In addition, we refer you to Item 10 in Part I of this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included in the proxy statement referred to above and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in the proxy statement referred to above and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included in the proxy statement referred to above and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in the proxy statement referred to above and is incorporated herein by reference.

III-1

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

PAGE

(a)	Financial Statements, Schedules and Exhibits.

1.	Financial Statements included in Part II of this Form 10-K:

	Report of Independent Auditors	II-21

	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	II-22

	Consolidated Balance Sheets at December 31, 2003 and 2002	II-23

	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001	II-24

	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	II-25

	Notes to Consolidated Financial Statements	II-27

2.	Schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits.

The exhibits to this Form 10-K are listed in the Exhibit Index contained elsewhere in this Form 10-K.

(b)	Reports on Form 8-K.

During the quarter ended December 31, 2003, we filed no reports on Form 8-K other than reports furnished under Item 9 or 12 of Form 8-K. Following the quarter ended December 31, 2003, we filed a report on Form 8-K dated February 4, 2004, which sets forth information under Items 5, “Other Events and Required FD Disclosure,” and 7, “Financial Statements, Pro Forma Financial Information and Exhibits.”

IV-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2004.

MK Gold Company

By	/s/ G.F. Joklik

G.F. Joklik Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2004 by the following persons on behalf of the Company in the capacities indicated.

/s/ G.F. Joklik	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

G.F. Joklik

/s/ T.E. Mara	Director and President

T.E. Mara

/s/ J.C. Farmer	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

J.C. Farmer

/s/ I.M. Cumming	Director

I.M. Cumming

/s/ G.R. Durham	Director

G.R. Durham

/s/ R.R. Gilmore	Director

R.R. Gilmore

/s/ J.P. Miscoll	Director

J.P. Miscoll

/s/ H.E. Scruggs	Director

H.E. Scruggs

/s/ J.S. Steinberg	Director

J.S. Steinberg

IV-2

EXHIBIT INDEX

Exhibits marked with an asterisk are filed with this report. The remaining exhibits have previously been filed with the Securities and Exchange Commission and are incorporated by reference into this report.

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.1	Form of Indemnification Agreement to be entered into with Officers and Directors of the Company (filed as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference).

10.2	Castle Mountain Venture Contract Mining Agreement (filed as Exhibit 10.39 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.3	Castle Mountain Joint Venture Agreement (filed as Exhibit 10.3 to the registrant’s Form S-1 Registration Statement No. 33-70348 on October 14, 1993 and incorporated herein by reference).

10.4	Settlement Agreement, dated December 19, 1995, between Viceroy Gold Corporation, the Company and the Castle Mountain Venture (filed as Exhibit 10.37 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.5	Amendment No. 2 to Castle Mountain Venture Agreement, dated December 19, 1995, between the Company and Viceroy Gold Corporation (filed as Exhibit 10.38 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.6	American Girl Venture Agreement (filed as Exhibit 10.4 to the registrant’s Form S-1 Registration Statement No. 33-70348 on October 14, 1993 and incorporated herein by reference).

10.7	Oro Cruz Memorandum of Understanding (Memorandum of Agreement), (filed as Exhibit 10.5 to the registrant’s Form S-1 Registration Statement No. 33-70348 on October 14, 1993 and incorporated herein by reference).

10.8	Representative Arrangement with Johnson Mathey & Co. (filed as Exhibit 10.19 to the registrant’s Form S-1 Registration Statement No. 33-70348 on October 14, 1993 and incorporated herein by reference).

10.9	American Girl Amended and Restated Mining Joint Venture Agreement, Dated January 1, 1994 (filed as Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference).

10.10	Credit Agreement, Effective as of March 1, 1998, between Leucadia National Corporation and MK Gold Company (filed as Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.11	Amended and Restated MK Gold Company Executive Incentive Plan, Dated January 9, 1995 (filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference).[1]

10.12	List of additional signers of the Indemnification Agreement submitted under Exhibit 10.1 (filed as Exhibit 10.31 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.13	Stock Incentive Plan, as approved and amended by stockholders through August 5, 1996 (filed as Exhibit 10.22 to the registrant’s Transition Report on Form 10-K for the transition period from April 1, 1996 to December 31, 1996 and incorporated herein by reference).[1]

10.14	Amendment No. 1 to Credit Agreement, Dated as of March 1, 2000, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.15	Amendment No. 2 to Credit Agreement, Dated as of October 17, 2000, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.16	Amendment No. 3 to Credit Agreement, Dated as of December 31, 2000, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.17	Amended and Restated MK Gold Company Stock Option Plan for Non-Employee Directors, Dated August 14, 2000 (filed as Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 and incorporated herein by reference).[1]

10.18	Amendment No. 4 to Credit Agreement, Dated as of April 1, 2001, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).

10.19	Amendment No. 5 to Credit Agreement, Dated as of July 1, 2001, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference).

10.20	Amendment No. 6 to Credit Agreement, Dated as of September 30, 2002, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference).

10.21	Amendment No. 7 to Credit Agreement, Dated as of January 2, 2003, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference).

10.22	MK Gold Company Stock Incentive Plan for Non-Employee Directors, Dated September 5, 2003 (filed as Annex A to the registrant’s Definitive Proxy Statement dated August 7, 2003 and incorporated herein by reference.)[1]

10.23	Amendment No. 8 to Credit Agreement, Dated as of September 12, 2003, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference).

10.24	Amendment No. 9 to Credit Agreement, Dated as of December 31, 2003, between MK Gold Company and Leucadia National Corporation.*

14	MK Gold Company Code of Business Practice.*

21	Subsidiaries of the Registrant.*

23	Consent of PricewaterhouseCoopers LLP.*

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed with this report.

**	Furnished with this report pursuant to Item 601(b)(32) of Regulation S-K.

[1]	Management contracts and compensatory plans and arrangements identified pursuant to Item 14(a)(3) of Form 10-K.