Form 10-Q
period 2004-03-31
MK GOLD CO
filed 2004-05-14
CIK 913586

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

On May 10, 2004, there were 37,525,649 outstanding shares of the registrant’s common stock.

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

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with our Annual Report on Form 10-K for the year ended December 31, 2003. Our 2003 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three months ended March 31, 2004 with the same period in 2003.

Various amounts in this report are quoted in euros and translated into U.S. dollars. All U.S. dollar/euro conversion amounts, except for amounts included in our unaudited interim consolidated financial statements and related disclosures, which are translated in accordance with accounting principles generally accepted in the United States of America, were converted using the currency exchange rate in effect on May 10, 2004, which was approximately 0.8435 euro per U.S. dollar.

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Thousands of dollars except per share data)

	Three Months Ended March 31,
	2004	2003
REVENUE:
Product sales	$339	$425

Total revenue	339	425

OPERATING EXPENSES:
Product sales	187	111
Accretion expense	15	19

Total operating expenses	202	130

GROSS PROFIT	137	295
Exploration costs	(77)	(120)
General and administrative expenses	(775)	(441)
Project development	(62)	(98)
Gain on disposal of assets	1	2

LOSS FROM OPERATIONS	(776)	(362)
Bankruptcy recovery	196	34
Investment income and dividends	15	16
Interest expense	(7)	(7)

Loss before income taxes	(572)	(319)
Income tax provision	—	(23)

Net loss	$(572)	$(342)

Basic and diluted loss per share	$(0.02)	$(0.01)

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Thousands of dollars except par value)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,597	$2,634
Restricted cash	806	874
Equity securities	1,861	2,167
Gold bullion held for sale	106	96
Receivables	521	344
Inventories	—	37
Other	65	68

Total current assets	5,956	6,220

Mining properties, plant and mine development, net	36,375	34,185
Intangible assets – mineral rights	47,639	48,404
Equity securities	97	97
Restricted investment securities	—	873
Restricted cash	1,129	379

TOTAL ASSETS	$91,196	$90,158

(continued)

MK GOLD COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Thousands of dollars except par value)

	March 31, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$750	$1,732
Current portion of asset retirement obligation	806	874
Other accrued liabilities	374	467

Total current liabilities	1,930	3,073

Line of credit – Leucadia National Corporation	46,000	41,500
Asset retirement obligation	605	597
Deferred income tax liability	3,967	3,967

Total liabilities	52,502	49,137

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.01; 80,000,000 shares authorized, 37,545,000 shares issued and 37,525,649 shares outstanding	375	375
Capital in excess of par value	83,023	83,023
Accumulated deficit	(53,358)	(52,786)
Treasury stock at cost, 19,851 shares	(19)	(19)
Accumulated other comprehensive income	8,673	10,428

Total stockholders’ equity	38,694	41,021

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,196	$90,158

The accompanying notes are an integral part of the consolidated financial statements.

(concluded)

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(572)	$(342)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	7	5
Accretion expense	15	19
Bankruptcy recovery	(196)	(34)
Gain on disposal of assets	(1)	(2)
Changes in operating assets and liabilities:
Gold bullion held for sale	(10)	(55)
Receivables	(177)	(27)
Inventories	37	21
Other current assets	3	38
Restricted cash	(682)	(847)
Accounts payable and other accrued liabilities	(75)	(253)
Asset retirement obligation	(75)	(30)

Net cash used by operating activities	(1,726)	(1,507)

INVESTING ACTIVITIES:
Additions to properties, plant and mine development	(3,836)	(1,161)
Proceeds from disposal of assets	1	2
Proceeds from sale of investment securities	196	—
Proceeds from sale of restricted investment securities	873	748
Purchase of investment securities	—	(18)

Net cash used by investing activities	(2,766)	(429)

FINANCING ACTIVITIES:
Net borrowings under line of credit– Leucadia National Corporation	4,500	1,500

Net cash provided by financing activities	4,500	1,500

EFFECT OF EXCHANGE RATES ON CASH	(45)	2

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(37)	(434)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,634	1,426

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,597	$992

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$7	$7
Income taxes paid, net	$—	$20

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the three months ended March 31, 2003 and 2004

(Thousands of dollars except per share data)

	Common Stock $0.01 Par Value	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
January 1, 2003	$374	$82,869	$(52,987)	$(19)	$1,187	$31,424

Net loss			(342)			(342)
Other comprehensive income:
Net change in unrealized gain on investments					33	33
Net change in unrealized foreign exchange gain					1,736	1,736

Comprehensive income						1,427

March 31, 2003	$374	$82,869	$(53,329)	$(19)	$2,956	$32,851

January 1, 2004	$375	$83,023	$(52,786)	$(19)	$10,428	$41,021

Net loss			(572)			(572)
Other comprehensive loss:
Net change in unrealized gain (loss) on investments					(306)	(306)
Net change in unrealized foreign exchange gain					(1,449)	(1,449)

Comprehensive loss						(2,327)

March 31, 2004	$375	$83,023	$(53,358)	$(19)	$8,673	$38,694

The accompanying notes are an integral part of the consolidated financial statements.

MK GOLD COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

1.	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003, which are included in our Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 10-K”). The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2003 was derived from the audited consolidated financial statements contained in the 2003 10-K and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

Certain amounts for prior periods have been reclassified to be consistent with the 2004 presentation.

Based upon the Company’s review of new accounting standards released during the quarter ended March 31, 2004, the Company did not identify any standard requiring adoption that would have a significant impact on its consolidated financial statements for the periods reported.

The Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) reached consensus in March 2004 that mineral rights should be removed as examples of intangible assets in Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142. The FASB ratified the consensus on April 28, 2004. Upon adoption, approximately $47,639 associated with mineral rights relating to the Las Cruces project will be reclassified from intangible assets – mineral rights to mining properties, plant and mine development, net, on the Company’s consolidated balance sheet.

MK GOLD COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

Stock-Based Compensation

The Company accounts for stock options granted using Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost has been recognized for its fixed stock option awards. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and related per share amounts would have changed to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(572)	$(342)
Deduct: Total stock-based compensation expense determined using the fair value method for all awards, net of related tax effects	(1)	(4)

Pro forma net loss	$(573)	$(346)

Net loss per share:
Basic – as reported	$(0.02)	$(0.01)
Basic – pro forma	$(0.02)	$(0.01)
Diluted – as reported	$(0.02)	$(0.01)
Diluted – pro forma	$(0.02)	$(0.01)

2.	PROJECT DEVELOPMENT

The Company, through its wholly owned subsidiary Cobre Las Cruces, S.A., owns the exploration and mineral rights to the Las Cruces project, a development stage copper project in the Pyrite Belt of Spain. The Las Cruces project was acquired by the Company on September 1, 1999 when the Company acquired Cobre Las Cruces, formerly known as Riomin Exploraciones, S.A., from Rio Tinto plc.

Mining at the Las Cruces project will be subject to permitting and obtaining financing, and completion of engineering and construction. Although the Company believes necessary permitting for the project will be obtained, the Company cannot guarantee that such will be the case, and no assurance can be given that the Company will obtain financing for the project. Further, there may be other political and economic circumstances that could prevent the Company from completing development of the project.

3.	MINING JOINT VENTURE

The Company owns a 25% undivided interest in the Castle Mountain Venture (“CMV”), which prior to May 2001 operated a gold mine in San Bernardino County, California. During the third quarter of 2001, gold reserves at the mine were exhausted, mining operations ceased, and mine closure and reclamation activities began. Mining closure and reclamation activities continued during the first quarter of 2004. The results for the CMV have been proportionally reflected in the accompanying consolidated financial statements.

Gold production at the Castle Mountain Mine continued during the first quarter of 2004 as residual gold was recovered from the leach pads during the closure and reclamation phase. Residual gold production is expected to continue into mid-2004 as a result of continued leaching. As part of closure

MK GOLD COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

activities at the mine, mining equipment and assets were sold during the three month periods ended March 31, 2004 and 2003, resulting in a gain on disposal of assets of $1 and $2, respectively.

4.	EQUITY SECURITIES

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

The common shares of Bear Creek that can be sold without restriction within 12 months are classified as a current asset and carried at the quoted market price of the Bear Creek common stock. Any unrealized gains and losses on these securities are reflected as a component of other comprehensive income (loss). The remainder of the shares are classified as a long term asset and carried at the amount recorded upon receipt in April 2003, unless there is a decline in market value which is other than temporary.

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

MK GOLD COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

6.	RELATED PARTY TRANSACTIONS

At March 31, 2004, the Company had outstanding borrowings of $46,000 under its $55,000 credit facility with Leucadia National Corporation (the “Credit Facility”). For the three month periods ended March 31, 2004 and 2003, approximately $437 and $349, respectively, in interest and commitment fees were paid to Leucadia under the Credit Facility. Approximately $430 and $342, respectively, in interest relating to the Las Cruces project was capitalized during these periods. Loans outstanding under the Credit Facility bear interest equal to the prime rate and interest and commitment fees are payable quarterly. The prime rate at March 31, 2004 was 4%. The Credit Facility was amended, effective March 31, 2004, to increase the facility to $55,000.

7.	INCOME TAXES

The provision for income taxes in the first quarter of 2003 represents California state income taxes. The Company recorded no federal tax benefit for its pre-tax loss in the three month periods ended March 31, 2004 and 2003 since the Company determined that it was unlikely it would be able to realize the related tax benefit in the future.

8.	EARNINGS PER SHARE

For the three month periods ended March 31, 2004 and 2003, there were no differences in the numerators for the basic and diluted per share computations. The denominators for basic and diluted per share computations were 37,545,649 for the 2004 period and 37,395,649 for the 2003 period, respectively. Options to purchase 1,895,000 and 1,972,500 weighted average shares of common stock outstanding during the quarters ended March 31, 2004 and 2003, respectively, were not included in the computation of diluted per share amounts because they were antidilutive.

9.	BANKRUPTCY RECOVERY

As part of a court approved bankruptcy plan of Washington Group International, Inc. (“Washington Group”), the Company, as an unsecured creditor, has received various distributions of common stock and warrants to purchase additional common shares of Washington Group. In the first quarter of 2004, the Company received a distribution of 3,801 common shares and warrants to purchase an additional 6,478 common shares of Washington Group, with a combined market value of $196. These securities were sold immediately upon receipt. In the first quarter of 2003, the Company received a distribution of 3,150 common shares and warrants to purchase an additional 3,578 common shares of Washington Group, with a combined market value of $34. The Company has recorded these amounts as income in the quarters in which they were received.

MK GOLD COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a summary of accumulated other comprehensive income at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
Net unrealized gain (loss) on investments	$(11)	$295
Net unrealized foreign exchange gain	8,684	10,133

	$8,673	$10,428

No income taxes have been provided on these amounts because of the Company’s net operating loss carryforwards.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section discusses our consolidated financial condition, liquidity and capital resources and results of operations. You should read this analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2003. This section also contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Cautionary Statement for Forward-Looking Information” below.

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

In 2003, a new independent feasibility study was prepared by DMT-Montan Consulting GmbH, Lurgi Metallurgie GmbH, and Outokumpu Technology Group. The new study incorporates the requirements from the Declaration of Environmental Impact, the mining concession and various water permits into the development plan for the Las Cruces project. The new feasibility study has been reviewed by Pincock, Allen & Holt, an independent engineering company. In their report, Pincock, Allen & Holt stated that they did not identify any deficiencies that would preclude the Las Cruces project from meeting the designated production and cost objectives presented in the new feasibility study.

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

The new feasibility study includes a new open pit mine plan and ore reserves calculated by DMT-Montan. Minor adjustments were subsequently made to the new ore reserve calculations in connection with the review by Pincock, Allen & Holt. Including these adjustments, proven and probable ore reserves have increased to 16.0 million metric tons of ore at an average grade of 6.62% copper. The prior feasibility study conducted in 2001 estimated proven and probable ore reserves at 15.8 million metric tons at an average grade of 5.94% copper.

The capital costs to bring the Las Cruces project into production are estimated at 281 million euros, or approximately $333 million, including working capital, land purchases and contingencies, but excluding bonding requirements, interest during construction and other financing costs. The estimated capital costs reflect an overall reduction in costs as a result of the process plant improvements described above. Based on the new feasibility study, the Las Cruces project has the potential to be a low cost producer. Cash operating costs per pound of copper produced are expected to average 0.33 euro, or $0.39, which would place the project among the lowest cost copper producers. Cash operating costs include charges for mining ore and waste, processing ore through milling and leaching facilities, royalties and other cash costs. Charges for reclamation work done during mining operations are also included in cash costs. Cash operating costs do not include sustaining capital costs over the life of the mine or charges for reclamation work to be performed after production ceases. Based on the new feasibility study, sustaining capital costs are expected to average approximately 1.5 million euros, or $1.8 million, per year, and will be funded by cash provided by operations. Post-production closure and reclamation expenses are estimated at approximately 43 million euros, or $51 million, excluding salvage values and other factors that could partially offset these expenses.

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

In June and July 2001, we submitted subsidy applications to central and regional governments in Spain. Upon their review of the applications, these governments recommended subsidies of up to 53 million euros, or approximately $63 million, subject to final consideration following European Commission review. Because the recommendation exceeded 50 million euros, it required the approval of the European Commission, which has been obtained. No further review of the subsidies by the European Commission is required.

In May 2003, the Ministry of Economy for Spain granted, and Cobre Las Cruces accepted, a Regional Incentives Subsidy of 36.9 million euros, or approximately $43.7 million, for the development of the Las Cruces project. In March 2004, the Regional Ministry for Employment and Technological Development for Andalusia, Spain, granted, and Cobre Las Cruces accepted, a Special Action Zone subsidy of 10.6 million euros, or approximately $12.6 million, for the development of the Las Cruces project. Receipt of these subsidies is subject to several conditions, including job creation, minimum equity requirements for Cobre Las Cruces, and qualifying capital expenditures of at least 264 million euros, or approximately $313 million, for engineering, plant, land and equipment. In order to receive the subsidies, at least 25% of the qualifying capital expenditures were required to be incurred by March 27, 2004 and the full amount of qualifying capital expenditures must be incurred by March 27, 2006. Since we did not receive all of the necessary permits and financing by the 2004 deadline, we were not in position to incur the requisite capital expenditures on that date, and, accordingly, we did not meet this condition at that time. Although we have requested and expect to receive an extension, we cannot assure you that an extension will be granted, and if no extension is granted, we will lose the subsidies. If an extension is granted and we are able to satisfy the capital expenditure requirements and the other conditions, we will be eligible to receive the subsidies. The amount of required qualifying capital expenditures reflects the portion of our original cost estimates that were subsidizable. If our actual qualifying capital expenditures are lower than this amount, the amount of subsidies we are eligible to receive would be reduced.

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

In August 2003, the Ministry of Employment and Development of the government of Andalusia granted the mining concession for the project, which gives Cobre Las Cruces the right to mine the Las Cruces deposit, subject to certain government requirements. These requirements include posting an environmental restoration bond and a contingency bond in the amount of 13.8 million euros and 5 million euros, respectively; increasing the share capital of Cobre Las Cruces to 30% of the total investment in the project in accordance with a condition of the Regional Incentive Subsidy granted to Cobre Las Cruces in March 2003; contracting for civil liability insurance coverage; presenting to the Ministry of Employment and Development a geotechnical monitoring plan to ensure the stability of the open pit slopes; engaging an independent environmental control agency; and complying with the terms of the favorable Declaration of Environmental Impact, which was issued to Cobre Las Cruces by the Ministry of Environment of the government of Andalusia in May 2002.

We are required to obtain various licenses and permits in connection with the operation and development of the Las Cruces project. The Andalusian government is currently processing the permits relating to environmental emissions and discharges, stream diversion, hydraulic public domain utilization, work and activities municipal licenses and authorization for low voltage electricity lines and electric substation. The most significant outstanding license is the water concession. Additionally, pursuant to Law 7/2002 on Town Planning in Andalusia, we are required to submit a “special plan,” which must be approved by the Andalusian government, in connection with certain municipal construction licenses necessary for the development of the Las Cruces project. We have submitted the special plan to the Andalusian government, which is currently reviewing it. We have also entered into an agreement with the three municipalities from which we are required to obtain construction licenses. The agreement, which is subject to the special plan, obligates us to pay an aggregate compensatory fee of 3.5 million euros to the municipalities. The compensatory fee will be used for local projects and is payable in installments of 15% upon approval of the special plan, 15% on the approval of the municipal construction licenses, 35% at the end of the first year of production and 35% at the end of the second year of production.

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

This procedure could prove time-consuming and could significantly delay our commencing construction activities. If it becomes necessary for us to expropriate the land, this procedure could significantly delay development of the project.

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

Financing. Funding for the development and advancement of the Las Cruces project has principally come from our operating cash flows, cash reserves and credit facility with Leucadia National Corporation. Our current cash resources will not be sufficient to cover all projected expenses necessary to bring the Las Cruces project into commercial production. We estimate that the total capital costs, before consideration of any subsidies, to bring the Las Cruces project into commercial production are approximately 281 million euros, or approximately $333 million, including working capital, land purchases and contingencies, but excluding interest and other financing costs. As described above under “Project Feasibility,” our estimated capital costs are subject to a number of uncertainties and our actual capital costs could be higher.

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

We are also considering other sources of financing, including product off-take agreements, which are a type of product sales agreement, supplier financing and equipment leasing. We plan to secure debt financing for a portion of the project’s capital requirements. We expect debt financing to be primarily funded through a syndicated project financing facility using a lead international bank experienced in mining project financing. While we believe that we will be able to obtain financing for the Las Cruces project, we cannot assure you that we will be able to obtain financing on favorable terms or at all. If we are unable to obtain financing when needed, the development of the Las Cruces project could be delayed significantly. Any significant delay could increase the costs of developing the Las Cruces project or prohibit us from completing development of the project.

Other Recent Developments. On May 1, 2004, we entered into an employment agreement with Fernando Fernandez Torres, who will serve as Managing Director of Cobre Las Cruces and manage development activities for the Las Cruces project. Mr. Fernandez commenced employment on May 1, 2004 and is based in Seville, Spain. Prior to joining Cobre Las Cruces, Mr. Fernandez was Chief Operating Officer of SCR SIBELCO, a major European-based producer of industrial minerals.

Results of Operations

Gold Production. Our attributable share of gold production from the Castle Mountain Venture for the three months ended March 31, 2004 decreased 18% to 1,002 ounces, compared to 1,228 ounces for the three months ended March 31, 2003. The decrease in production is due to declining residual gold recovery from the leach pads. Future gold production will continue to decline as residual gold is recovered from the leach pads during the closing and reclamation phase at the mine. Residual gold production is expected to continue into mid-2004.

Revenue. Our revenues come from the sale of gold from the Castle Mountain Mine. Gold production is limited to residual production during reclamation and closure at the mine. Therefore, our revenue will continue to decrease significantly until residual gold production ceases at the mine, which we expect to be in mid-2004. Once this residual gold production ceases, based on our current operations, we will have no revenues until production begins at the Las Cruces project.

Our product sales revenue decreased $0.1 million, or 20%, to $0.3 million for the three month period ended March 31, 2004, compared to $0.4 million for the same period in 2003. The decrease in revenue is due to declining gold production, partially offset by higher realized gold prices. Future product sales revenue will continue to decline as residual gold production decreases during the reclamation and closure phase at the Castle Mountain Mine.

During the three month period ended March 31, 2004, we sold no ounces of gold under forward sales contracts and 835 ounces of gold on the spot market. During the same period in 2003, we sold no ounces of gold under forward sales contracts and 1,200 ounces of gold on the spot market. We had no ounces of gold sold under forward sales contracts as of March 31, 2004. While we have used forward sales contracts in the past, we expect that our future gold sales from residual production at the Castle Mountain Mine will be made primarily at spot prices.

For the three month period ended March 31, 2004, the average price realized per ounce of gold was $406, compared to $354 per ounce for the same period in 2003. The average spot price for the three month period ended March 31, 2004 was $409 per ounce, compared to $352 per ounce for the same period in 2003.

Gross Profit. We recognized gross profit from product sales of $0.1 million for the three month period ended March 31, 2004, compared to $0.3 million for the same period in 2003. Gross profit decreased primarily due to declining gold production, partially offset by higher realized gold prices. Future gross profit should continue to decline as residual gold production decreases at the Castle Mountain Mine.

Exploration Costs. Exploration costs decreased for the three month period ended March 31, 2004, compared to the same period in 2003. The decrease in expenditures is due to fewer properties being evaluated in 2004. During the first quarter of 2004, we focused our exploration efforts on our exploration programs in Nevada and Spain.

General and Administrative Expenses. General and administrative expenses increased 76% for the three month period ended March 31, 2004 compared to the same period in 2003. The increase in expenses is due primarily to higher audit costs and executive bonus and severance costs.

Project Development Costs. Project development costs for the three month periods ended March 31, 2004 and 2003 represent costs related to the Las Cruces Project which have not been capitalized.

Bankruptcy Recovery. As part of a court approved bankruptcy plan of Washington Group International, Inc., we have received, as an unsecured creditor, various distributions of common stock and warrants to purchase additional common shares of Washington Group. In the first quarter of 2004, we received a distribution of 3,801 common shares and warrants to purchase an additional 6,478 common shares of Washington Group, with a combined market value of $0.2 million. These securities were sold immediately upon receipt. In the first quarter of 2003, we received a distribution of 3,150 common shares and warrants to purchase an additional 3,578 common shares of Washington Group, with a combined market value of $0.03 million. We have recorded these amounts as income in the quarters in which they were received.

Interest Expense. Interest expense for the first quarter of 2004 and 2003 consisted primarily of the cost of the commitment fee on our credit facility, which is based on the amount available under the facility. For the first quarter of 2004 and 2003, we capitalized $0.4 million and $0.3 million, respectively, in interest relating to the Las Cruces project.

Income Tax Provision. The provision for income taxes for the three month period ended March 31, 2003 represents California state income taxes. We recorded no federal tax benefit for our pre-tax loss in the three month periods ended March 31, 2004 and 2003 since we determined that it was unlikely we would be able to realize the related tax benefit in the future.

Liquidity and Capital Resources

Our principal sources of funds are our available resources of cash and cash equivalents, equity securities, cash generated from residual gold production at the Castle Mountain Mine and our credit facility. At March 31, 2004, we had cash and cash equivalents of $2.6 million, equity securities of $2.0 million (of which $1.9 million was available for sale within 12 months) and gold bullion of $0.1 million, representing a decrease in cash and cash equivalents, equity securities and gold bullion of $0.3 million from December 31, 2003. At March 31, 2004, we had $9.0 million of available borrowings under our credit facility. We expect that our cash and cash equivalents and available borrowings under our credit facility will be sufficient to cover operating expenses through 2004. However, our cash resources will not be sufficient to cover all projected costs and expenses necessary to commence mining at the Las Cruces project. We estimate that the capital cost will be approximately 281 million euros, or approximately $333 million, to bring the Las Cruces project into production, excluding interest and other financing costs. Land acquisition activities have begun and basic engineering activities are scheduled to begin in the next few weeks. We will require financing in order to complete these activities.

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

Net cash used by operating activities was $1.7 million for the three-month period ended March 31, 2004 compared to $1.5 million for the same period in 2003.

In March 1998, we entered into a $20 million credit facility with Leucadia National Corporation. Through various amendments, the most recent of which was effective March 31, 2004, the credit facility has been amended to increase the facility to $55 million. The credit facility has an expiration date of January 3, 2006. Leucadia may terminate the credit facility on December 15 of any year, provided Leucadia notifies us of the termination prior to September 15 of that year. Leucadia has notified us that it does not intend to terminate the credit facility prior to December 15, 2005. At March 31, 2004, we had outstanding borrowings under the credit facility of $46 million. Loans outstanding under the credit facility bear interest equal to the prime rate and interest and commitment fees are payable quarterly. The prime rate at March 31, 2004 was 4.0%. Interest paid to Leucadia under the credit facility for the three months ended March 31, 2004 and 2003 was approximately $0.4 million and $0.35 million, respectively. A substantial portion of these interest payments relates to financing for the Las Cruces project. Interest related to the Las Cruces project is capitalized and is not reflected as interest expense in our consolidated statements of operations. Instead, capitalized interest is added to mining properties, plant and mine development on our consolidated balance sheets.

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

We are also considering other sources of financing, including product off-take agreements, which are a type of product sales agreement, supplier financing and equipment leasing. We plan to secure debt financing for a portion of the project’s capital requirements. We expect debt financing to be primarily funded through a syndicated project financing facility using a lead international bank experienced in mining project financing. While we believe that we will be able to obtain financing for the Las Cruces project, we cannot assure you that we will be able to obtain financing on favorable terms or at all. If we are unable to obtain financing when needed, the development of the Las Cruces project could be delayed significantly. Any significant delay could increase the costs of developing the Las Cruces project or prohibit us from completing development of the project.

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

Additions to mining properties, plant and mine development totaled $3.8 million for the three months ended March 31, 2004, compared to $1.2 million for the same period in 2003. For all periods presented, additions to mining properties, plant and mine development consisted of: (1) mine development expenditures; (2) construction expenditures for buildings, machinery, plant and equipment; (3) expenditures for mobile mining service equipment; and (4) capitalized interest. The principal source of funds that we used to fund project development at the Las Cruces project was our credit facility with Leucadia.

Upon completion of production at a mine, we must make expenditures for reclamation and closure of the mine. Effective January 1, 2003, we account for future reclamation and mine closure liabilities in accordance with SFAS No. 143. At March 31, 2004, we had a recorded asset retirement obligation of $1.4 million for these costs, including $1.3 million for the Castle Mountain Mine. We and Quest Capital Corporation, formerly Viceroy Resource Corporation, the owner of the remaining 75% interest in the Castle Mountain Venture, are depositing cash, including all proceeds from the sale of plant and equipment, in a separate fund to cover current and future reclamation costs at the venture properties. At March 31, 2004, our share of this fund was $1.9 million. This fund is classified as restricted cash and investments. During the quarters ended March 31, 2004 and 2003, approximately $873 and $748, respectively, of restricted investments were sold and are now classified as restricted cash. We have not recorded any asset retirement liabilities relating to the Las Cruces project as there has been no disturbance that would require reclamation or remediation. We review the adequacy of our reclamation and mine closure liabilities in light of current laws and regulations and adjust our liabilities as necessary.

For the three month periods ended March 31, 2004 and 2003, accumulated other comprehensive income (loss) includes approximately $(1.4) million and $1.7 million, respectively, resulting from the recognition of unrealized gains and losses from foreign currency translation adjustments. While the recognition of these adjustments results in decreases and increases in total shareholders’ equity, these adjustments had no impact on our consolidated liquidity. These adjustments are required in order to convert our euro denominated assets into U.S. dollars and, therefore, reflect the change in the value of the euro against the U.S. dollar over these periods. We do not believe these adjustments reflect any decrease or increase in the economic value of our assets, and we are unable to predict whether these unrealized losses and gains from foreign currency translation adjustments will continue in the future. Foreign currency exchange rates can have a significant impact on our consolidated financial statements. See Part I, Item 3, “Quantitative And Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rate Risk” in this report and Note 1 to the consolidated financial statements and “Cautionary Statement for Forward-Looking Information—Currency Fluctuations” in our Annual Report on Form 10-K for the year ended December 31, 2003.

As shown below, at March 31, 2004, our contractual cash obligations totaled approximately $46.6 million.

Contractual Obligations

	Payments Due by Period (in millions)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Operating leases	$0.60	$0.22	$0.20	$0.18	$—
Line of credit (1)	46.00	—	46.00	—	—

Total contractual cash obligations	$46.60	$0.22	$46.20	$0.18	$—

(1)	This amount represents the outstanding principal balance at March 31, 2004 under our $55 million credit facility with Leucadia. Leucadia may terminate the credit facility on December 15 of any year, provided Leucadia notifies us of the termination prior to September 15 of that year. Leucadia has notified us that it does not intend to terminate the credit facility prior to December 15, 2005. The credit facility has an expiration date of January 3, 2006.

New Accounting Standards

Based upon our review of new accounting standards released during the first quarter ended March 31, 2004, we did not identify any standard requiring adoption that would have a significant impact on our consolidated financial statements for the periods reported.

The Emerging Issues Task Force of the Financial Accounting Standards Board, or FASB, reached consensus in March 2004 that mineral rights should be removed as examples of intangible assets in Statement of Financial Accounting Standards Nos. 141 and 142. The FASB ratified the consensus on April 28, 2004. Upon adoption, approximately $47,639 associated with mineral rights relating to the Las Cruces project will be reclassified from intangible assets – mineral rights to mining properties, plant and mine development, net, on our consolidated balance sheet.

Off-Balance Sheet Arrangements

Surety bonds and letters of credit totaling $2.7 million, of which our share is $0.8 million, have been provided as required by various governmental agencies for environmental protection, including our share of reclamation bonds of $0.6 million relating to the Castle Mountain Mine and $0.2 million relating to the American Girl Mine, at which reclamation was completed in 2000. If closure and reclamation obligations under these agreements are not met, the agencies could draw on these bonds and letters of credit to fund expenditures for reclamation and closure requirements.

Share Repurchases

In October 1998, our board of directors authorized the repurchase of up to 2 million shares. As of May 10, 2004, we had repurchased 173,700 shares under the repurchase program. We have not repurchased any shares since 1999. The repurchase program was terminated on March 26, 2004.

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

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. These risks include, but are not limited to, dependence on a single mining project, our need for financing, potential delays in development of the Las Cruces project, imprecision of estimates, uncertainty of government subsidies, volatility of copper prices, currency fluctuations, international political instability, our significant indebtedness, risks associated with mining activities, risks of development in foreign countries, environmental and other laws and regulations, competition, our reliance upon key executives and risks related to our majority shareholder and lender. Each of these risks and certain other uncertainties are discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2003. There may also be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements made by or on our behalf should be considered in light of these factors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003 for additional information regarding forward sales activities.

Copper Price Risk

Our future profitability and long-term viability will depend, in large part, on the market price of copper. Market prices for copper are volatile and are affected by numerous factors beyond our control, including expectations regarding inflation, global and regional demand, speculative activities, political and economic conditions, and production costs in major copper producing regions. The aggregate effect of these factors on copper prices is impossible for us to predict. A decrease in copper prices could adversely affect our ability to finance the development of the Las Cruces project, which would have a material adverse affect on our results of operations and financial condition. A $0.01 decrease in the price per pound of copper could reduce annual cash flows from the Las Cruces project by up to $1 million.

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

In the past we have entered into option contracts and forward sales contracts to establish a minimum selling price on some of the ounces of gold that we produce. We do not enter into option or sales contracts for the purpose of speculative trading. Our current policy provides for the use of forward sales contracts for up to 80% of the remaining residual production at the Castle Mountain Mine. However, we expect to sell the remaining production primarily at spot prices at various times. At March 31, 2004 and 2003, we had no ounces of gold sold under forward sales contracts.

Foreign Currency Exchange Rate Risk

Most of our activities are located in Spain. We also conduct exploration activities in other countries from time to time. Our future profitability could be affected by fluctuations in foreign currencies relative to the U.S. dollar. A 10% increase in the value of the euro relative to the U.S. dollar could increase our estimate of the cost to develop the Las Cruces project by $33 million. We have not entered into any foreign currency contracts or other derivatives to establish a foreign currency protection program.

Interest Rate Risk

At March 31, 2004, we had borrowed $46 million under our credit facility with Leucadia National Corporation. The credit facility carries a variable interest rate equal to the prime rate. At March 31, 2004, the prime rate was 4%. A 1% increase in the prime rate would increase our annual interest expense by approximately $0.46 million. We have not undertaken any hedging activities with respect to the credit facility.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of March 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2004.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this report:

3.1	Certificate of Amendment of Certificate of Incorporation of the Company.

10.1	Amendment No. 10 to Credit Agreement, Dated as of March 31, 2004, between MK Gold Company and Leucadia National Corporation.

10.2	Purchase Agreement dated January 30, 2004 between Cobre Las Cruces, S.A. and Seroncillo, S.L.

10.3	Senior Executive Employment Contract between Cobre Las Cruces, S.A. and Fernando Fernandez Torres.

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) During the quarter ended March 31, 2004, we filed reports on Form 8-K dated February 4, 2004 and March 5, 2004, each of which sets forth information under Item 5, “Other Events and Regulation FD Disclosure,” and Item 7, “Financial Statements and Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MK GOLD COMPANY

/s/ John C. Farmer

John C. Farmer
Chief Financial Officer and Secretary (Authorized Signatory and Principal Financial and Accounting Officer)

Date: May 14, 2004

INDEX TO EXHIBITS

Exhibits

3.1	Certificate of Amendment of Certificate of Incorporation of the Company.

10.1	Amendment No. 10 to Credit Agreement, Dated as of March 31, 2004, between MK Gold Company and Leucadia National Corporation.

10.2	Purchase Agreement dated January 30, 2004 between Cobre Las Cruces, S.A. and Seroncillo, S.L.

10.3	Senior Executive Employment Contract between Cobre Las Cruces, S.A. and Fernando Fernandez Torres.

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.