Form 10-K/A
period 2003-12-31
MK RESOURCES CO
filed 2004-06-14
CIK 913586

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends Part II, Item 6, “Selected Financial Data,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of MK Gold Company (the “Original Annual Report”) as follows:

•	in the “SELECTED FIVE-YEAR FINANCIAL DATA” table in Item 6, the amounts in the “INCOME (LOSS) FROM OPERATIONS” line item have been changed from (2,722), (3), (3,399), 1,083 and (1,910) to (2,616), (227), (3,197), 1,096 and (1,824) for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively, to conform this presentation to the consolidated statements of operations for the same periods;

•	in the first paragraph of the “Liquidity and Capital Resources” section of Item 7, the phrase “(of which $2.2 million is available for immediate sale)” has been changed to “(of which $2.2 million was available for sale within 12 months)”; and

•	in the consolidated balance sheets as of December 31, 2003 and 2002 in Item 8, the number of shares of common stock issued at December 31, 2003 has been changed from 37,545,000 to 37,545,500.

Although Part II, Items 6, 7 and 8 are included in their entirety, this Amendment No. 1 does not amend any other part of Items 6, 7 and 8 or any other Item of the Original Annual Report.

PART II

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data have been summarized from our consolidated financial statements and are qualified in their entirety by reference to, and should be read together with, our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

MK GOLD COMPANY

SELECTED FIVE-YEAR FINANCIAL DATA

(in thousands, except share and ounce amounts, per share and per ounce data)

	Year Ended December 31
	2003	2002	2001	2000	1999
OPERATING DATA
Revenue:
Product sales	$1,441	$4,841	$6,002	$11,314	$8,456
Mining services	—	—	1,297	6,088	11,023

Total revenue	1,441	4,841	7,299	17,402	19,479
Gross profit (loss):
Product sales	858	2,612	550	4,107	(351)
Mining services	—	—	(154)	434	2,430
Project development	(565)	(279)	(665)	(465)	—

Total gross profit (loss)	293	2,333	(269)	4,076	2,079
Exploration costs	(523)	(674)	(717)	(1,018)	(2,223)
General and administrative expenses	(2,492)	(1,662)	(2,413)	(1,975)	(1,766)

INCOME (LOSS) FROM OPERATIONS	(2,616)	(227)	(3,197)	1,096	(1,824)

NET INCOME (LOSS)	$201	$(153)	$(3,179)	$1,017	$(1,504)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.00)	$(0.09)	$0.03	$(0.06)
BALANCE SHEET DATA (At end of period)
Total assets	$90,158	$70,355	$60,441	$60,323	$59,941
Line of credit	41,500	31,900	29,000	23,300	20,000
Stockholders’ equity	41,021	31,424	24,851	29,668	31,043
Book value per common share	1.09	0.84	0.66	0.79	0.83
OTHER FINANCIAL DATA:
Depreciation, depletion, and amortization:
Product Sales	5	6	653	485	710
Mining services	—	—	6	28	102
Capital expenditures	8,116	3,505	4,777	10,632	43,807
OTHER DATA
Gold ounces sold	3,900	15,510	19,900	32,100	25,000
Gold ounces produced	3,538	14,029	19,167	29,419	23,315
Gold ounces in inventory, at end of year	331	693	2,174	2,907	5,588
Average gold price realized (per ounce)	$363	$309	$277	$314	$289
Average spot gold price (per ounce) (a)	363	310	271	279	279

(a)	London PM Fix.

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

Liquidity and Capital Resources

Our principal sources of funds are our available resources of cash and cash equivalents, equity securities, cash generated from residual gold production at the Castle Mountain Mine and our credit facility. At December 31, 2003, we had cash and cash equivalents of $2.6 million, equity securities of $2.3 million (of which $2.2 million was available for sale within 12 months) and gold bullion of $0.1 million, representing an increase in cash and cash equivalents, equity securities and gold bullion of $3.2 million from December 31, 2002. At December 31, 2003, we had $8.5 million of available borrowings under our credit facility. We expect that our cash and cash equivalents and available borrowings under our credit facility will be sufficient to cover operating expenses through 2004. However, our cash resources will not be sufficient to cover all projected costs and expenses necessary to commence mining at the Las Cruces project. We estimate that the capital cost will be approximately 281 million euros, or approximately $345 million, to bring the Las Cruces project into production, excluding interest and other financing costs. Basic engineering and land acquisition activities are scheduled to begin at the project once the remaining initial water permit has been granted. We will require financing in order to proceed with basic engineering and land acquisition activities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of MK Gold Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of MK Gold Company (a majority-owned subsidiary of Leucadia National Corporation) and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

MK GOLD COMPANY

CONSOLIDATED BALANCE SHEETS

As of December 31, 2003 and 2002

(Thousands of dollars except par value)

	2003	2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,634	$1,426
Restricted cash	874	—
Equity securities	2,167	299
Receivables	344	422
Inventories	133	173
Other	68	98

Total current assets	6,220	2,418

Mining properties, plant and mine development, net	34,185	22,717
Intangible assets – mineral rights	48,404	42,899
Equity securities	97	—
Restricted investment securities	873	1,621
Restricted cash	379	489
Other assets	—	211

TOTAL ASSETS	$90,158	$70,355

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,732	$720
Current portion of asset retirement obligation	874	—
Current portion of mine closure and reclamation liabilities	—	278
Other accrued liabilities	467	445

Total current liabilities	3,073	1,443

Line of credit-Leucadia National Corporation	41,500	31,900
Asset retirement obligation	597	—
Mine closure and reclamation liabilities	—	1,621
Deferred income tax liability	3,967	3,967

Total liabilities	49,137	38,931

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01; 80,000,000 shares authorized, 37,545,500 shares issued and 37,525,649 outstanding at December 31, 2003, 37,415,500 shares issued and 37,395,649 shares outstanding at December 31, 2002	375	374
Capital in excess of par value	83,023	82,869
Accumulated deficit	(52,786)	(52,987)
Treasury stock at cost, 19,851 shares	(19)	(19)
Accumulated other comprehensive income	10,428	1,187

Total stockholders’ equity	41,021	31,424

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,158	$70,355

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

Impairment of Long–Lived Assets -The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

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

Earnings Per Share - For each of the three years in the period ended December 31, 2003, there were no differences in the numerators for the basic and diluted per share computations. These numerators

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

were $201, $(153) and $(3,179) for 2003, 2002 and 2001, respectively. The denominators for basic per share computations were 37,425,457, 37,395,649 and 37,350,060 for 2003, 2002 and 2001, respectively. The denominators for fully diluted per share computations were 37,437,899, 37,395,649 and 37,350,060 for 2003, 2002 and 2001, respectively. Options to purchase 1,740,000, 1,910,000 and 1,890,000 weighted average shares of common stock outstanding during 2003, 2002 and 2001, respectively, were not included in the computation of diluted per share amounts because they were antidilutive.

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

Due to past net operating losses, the Company has recorded a gross deferred tax asset of approximately $21,636 as of December 31, 2003. The Company has also recorded a valuation allowance of $18,089 against this asset, resulting in a net deferred tax asset of $3,547. Deferred tax liabilities are partly offset by this deferred tax asset, resulting in a net deferred tax liability of $3,967.

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

Stock Incentive Plan for Non-Employee Directors - The Company has 500,000 authorized options in a non-employee director stock incentive plan. As of December 31, 2003, 5,000 non-employee director stock options are outstanding and 465,000 non-employee director stock options are available for grant under the plan. The exercise price, vesting period and expiration date of options granted under the plan are determined by the Executive Committee of the Board of Directors of the Company.

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

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

The fair value of stock-based awards to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	0.0384	0.0449	0.0634
Expected life	7 years	7 years	7 years
Expected volatility	0.2	0.2	0.2

The weighted average fair value of options granted during the years ended December 31, 2003, 2002 and 2001 is as follows:

Options with an exercise price equal to the market price on the grant date:

	2003	2002	2001
Fair value of each option granted	$1.40	$0.58	$—
Total number of options granted	5,000	100,000	—
Total fair value of all options granted	$7,000	$57,500	$—

Options with an exercise price less than the market price on the grant date:

	2003	2002	2001
Fair value of each option granted	$—	$—	$—
Total number of options granted	—	—	—
Total fair value of all options granted	$—	$—	$—

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

PAGE

(a)	Financial Statements, Schedules and Exhibits.

1.	Financial Statements included in Part II of this Form 10-K:

	Report of Independent Auditors	II-19

	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	II-20

	Consolidated Balance Sheets at December 31, 2003 and 2002	II-21

	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001	II-22

	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	II-23

	Notes to Consolidated Financial Statements	II-25

2.	Schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits.

The exhibits to this Form 10-K are listed in the Exhibit Index contained elsewhere in this Form 10-K.

(b)	Reports on Form 8-K.

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

Date: June 14, 2004

IV-2

EXHIBIT INDEX

Exhibits marked with an asterisk are filed with this report. The remaining exhibits have previously been filed with the Securities and Exchange Commission and are incorporated by reference into this report.

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.1	Form of Indemnification Agreement to be entered into with Officers and Directors of the Company (filed as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference).

10.2	Castle Mountain Venture Contract Mining Agreement (filed as Exhibit 10.39 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.3	Castle Mountain Joint Venture Agreement (filed as Exhibit 10.3 to the registrant’s Form S-1 Registration Statement No. 33-70348 on October 14, 1993 and incorporated herein by reference).

10.4	Settlement Agreement, dated December 19, 1995, between Viceroy Gold Corporation, the Company and the Castle Mountain Venture (filed as Exhibit 10.37 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.5	Amendment No. 2 to Castle Mountain Venture Agreement, dated December 19, 1995, between the Company and Viceroy Gold Corporation (filed as Exhibit 10.38 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.6	American Girl Venture Agreement (filed as Exhibit 10.4 to the registrant’s Form S-1 Registration Statement No. 33-70348 on October 14, 1993 and incorporated herein by reference).

10.7	Oro Cruz Memorandum of Understanding (Memorandum of Agreement), (filed as Exhibit 10.5 to the registrant’s Form S-1 Registration Statement No. 33-70348 on October 14, 1993 and incorporated herein by reference).

10.8	Representative Arrangement with Johnson Mathey & Co. (filed as Exhibit 10.19 to the registrant’s Form S-1 Registration Statement No. 33-70348 on October 14, 1993 and incorporated herein by reference).

10.9	American Girl Amended and Restated Mining Joint Venture Agreement, Dated January 1, 1994 (filed as Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference).

10.10	Credit Agreement, Effective as of March 1, 1998, between Leucadia National Corporation and MK Gold Company (filed as Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.11	Amended and Restated MK Gold Company Executive Incentive Plan, Dated January 9, 1995 (filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference).[1]

10.12	List of additional signers of the Indemnification Agreement submitted under Exhibit 10.1 (filed as Exhibit 10.31 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.13	Stock Incentive Plan, as approved and amended by stockholders through August 5, 1996 (filed as Exhibit 10.22 to the registrant’s Transition Report on Form 10-K for the transition period from April 1, 1996 to December 31, 1996 and incorporated herein by reference).[1]

10.14	Amendment No. 1 to Credit Agreement, Dated as of March 1, 2000, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.15	Amendment No. 2 to Credit Agreement, Dated as of October 17, 2000, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.16	Amendment No. 3 to Credit Agreement, Dated as of December 31, 2000, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.17	Amended and Restated MK Gold Company Stock Option Plan for Non-Employee Directors, Dated August 14, 2000 (filed as Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 and incorporated herein by reference).[1]

10.18	Amendment No. 4 to Credit Agreement, Dated as of April 1, 2001, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).

10.19	Amendment No. 5 to Credit Agreement, Dated as of July 1, 2001, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference).

10.20	Amendment No. 6 to Credit Agreement, Dated as of September 30, 2002, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference).

10.21	Amendment No. 7 to Credit Agreement, Dated as of January 2, 2003, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference).

10.22	MK Gold Company Stock Incentive Plan for Non-Employee Directors, Dated September 5, 2003 (filed as Annex A to the registrant’s Definitive Proxy Statement dated August 7, 2003 and incorporated herein by reference.)[1]

10.23	Amendment No. 8 to Credit Agreement, Dated as of September 12, 2003, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference).

10.24	Amendment No. 9 to Credit Agreement, Dated as of December 31, 2003, between MK Gold Company and Leucadia National Corporation.

14	MK Gold Company Code of Business Practice.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.*

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed with this report.
**	Furnished with this report pursuant to Item 601(b)(32) of Regulation S-K.
[1]	Management contracts and compensatory plans and arrangements identified pursuant to Item 14(a)(3) of Form 10-K.