Form 10-Q/A
period 2004-03-31
MK RESOURCES CO
filed 2004-06-14
CIK 913586

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends Part I, Item 1, “Financial Statements,” and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 of MK Gold Company (the “Original Quarterly Report”) as follows:

•	in the consolidated statements of operations for the three months ended March 31, 2004 and 2003, in Item 1, project development costs have been reclassified as a component of operating expenses, total operating expenses have been adjusted accordingly, from 202 and 130 to 264 and 228 for the three months ended March 31, 2004 and 2003, respectively, and gross profit has been adjusted accordingly, from 137 and 295 to 75 and 197 for the three months ended March 31, 2004 and 2003, respectively;

•	in the consolidated balance sheets as of March 31, 2004 and December 31, 2003, in Item 1, the number of shares of common stock issued has been changed from 37,545,000 to 37,545,500;

•	in Note 8 of Item 1, the denominator for the basic and diluted earnings per share computations for the 2004 period has been changed from 37,545,649 to 37,525,649; and

•	in connection with the reclassification of project development costs, the “Project Development Costs” paragraph in the “Results of Operations” section of Item 2 has been moved, and the phrase “such as public relations and employee related costs” has been added.

Although Part I, Items 1 and 2 are included in their entirety, this Amendment No. 1 does not amend any other part of Items 1 and 2 or any other Item of the Original Quarterly Report.

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

MK GOLD COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Thousands of dollars except per share data)

	Three Months Ended March 31,
	2004	2003
REVENUE:
Product sales	$339	$425

Total revenue	339	425

OPERATING EXPENSES:
Product sales	187	111
Accretion expense	15	19
Project development	62	98

Total operating expenses	264	228

GROSS PROFIT	75	197
Exploration costs	(77)	(120)
General and administrative expenses	(775)	(441)
Gain on disposal of assets	1	2

LOSS FROM OPERATIONS	(776)	(362)
Bankruptcy recovery	196	34
Investment income and dividends	15	16
Interest expense	(7)	(7)

Loss before income taxes	(572)	(319)
Income tax provision	—	(23)

Net loss	$(572)	$(342)

Basic and diluted loss per share	$(0.02)	$(0.01)

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

(continued)

MK GOLD COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Thousands of dollars except par value)

	March 31, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$750	$1,732
Current portion of asset retirement obligation	806	874
Other accrued liabilities	374	467

Total current liabilities	1,930	3,073

Line of credit – Leucadia National Corporation	46,000	41,500
Asset retirement obligation	605	597
Deferred income tax liability	3,967	3,967

Total liabilities	52,502	49,137

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.01; 80,000,000 shares authorized, 37,545,500 shares issued and 37,525,649 shares outstanding	375	375
Capital in excess of par value	83,023	83,023
Accumulated deficit	(53,358)	(52,786)
Treasury stock at cost, 19,851 shares	(19)	(19)
Accumulated other comprehensive income	8,673	10,428

Total stockholders’ equity	38,694	41,021

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,196	$90,158

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

For the three month periods ended March 31, 2004 and 2003, there were no differences in the numerators for the basic and diluted per share computations. The denominators for basic and diluted per share computations were 37,525,649 for the 2004 period and 37,395,649 for the 2003 period, respectively. Options to purchase 1,895,000 and 1,972,500 weighted average shares of common stock outstanding during the quarters ended March 31, 2004 and 2003, respectively, were not included in the computation of diluted per share amounts because they were antidilutive.

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

In May 2003, the Ministry of Economy for Spain granted, and Cobre Las Cruces accepted, a Regional Incentives Subsidy of 36.9 million euros, or approximately $43.7 million, for the development of the Las Cruces project. In March 2004, the Regional Ministry for Employment and Technological Development for Andalusia, Spain, granted, and Cobre Las Cruces accepted, a Special Action Zone subsidy of 10.6 million euros, or approximately $12.6 million, for the development of the Las Cruces project. Receipt of these subsidies is subject to several conditions, including job creation, minimum equity requirements for Cobre Las Cruces, and qualifying capital expenditures of at least 264 million euros, or approximately $313 million, for engineering, plant, land and equipment. In order to receive the subsidies, at least 25% of the qualifying capital expenditures were required to be incurred by March 27, 2004 and the full amount of qualifying capital expenditures must be incurred by March 27, 2006. Since we did not receive all of the necessary permits and financing by the 2004 deadline, we were not in a position to incur the requisite capital expenditures on that date, and, accordingly, we did not meet this condition at that time. Although we have requested and expect to receive an extension, we cannot assure you that an extension will be granted, and if no extension is granted, we will lose the subsidies. If an extension is granted and we are able to satisfy the capital expenditure requirements and the other conditions, we will be eligible to receive the subsidies. The amount of required qualifying capital expenditures reflects the portion of our original cost estimates that were subsidizable. If our actual qualifying capital expenditures are lower than this amount, the amount of subsidies we are eligible to receive would be reduced.

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

Project Development Costs. Project development costs for the three month periods ended March 31, 2004 and 2003 represent certain costs related to the Las Cruces project which have not been capitalized, such as public relations and employee related costs.

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

Date: June 14, 2004

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