Form 10-K/A
period 2003-12-31
MK RESOURCES CO
filed 2004-07-23
CIK 913586

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-23042

MK RESOURCES COMPANY

(Formerly Known as MK Gold Company)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended by Amendment No. 1 on Form 10-K/A, of MK Gold Company (the “Original Annual Report”) as follows:

•	“ in the “Critical Accounting Estimates” section of Item 7, the subsection captioned “Foreign Currency Translation” has been added immediately following the subsection captioned “Impairment of Long-Lived Assets”; and

•	“ in the “Critical Accounting Estimates” section of Note 1 of Item 8, the subsection captioned “Foreign Currency Translation” has been added immediately following the subsection captioned “Impairment of Long-Lived Assets.”

Although Part II, Items 7 and 8 are included in their entirety, this Amendment No. 2 does not amend any other part of Items 7 and 8 or any other Item of the Original Annual Report.

Since the Original Annual Report was filed, MK Gold Company changed its corporate name to MK Resources Company. The amendments to the text of the Original Annual Report contained in this Amendment No. 2 refer to MK Gold Company in order to be consistent with the references contained in the Original Annual Report. However, the signature page, certifications and other exhibits hereto bearing a recent date refer to the current corporate name, MK Resources Company.

PART II

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

Foreign Currency Translation. Since our consolidated financial statements are stated in U.S. dollars, and we have operations in foreign countries, we are required to account for the exchange rate differences between the U.S. dollar and foreign currencies in our financial statements. SFAS No. 52, “Foreign Currency Translation,” which sets forth the procedures for reporting foreign currency transactions and translating foreign currency financial statements, requires us to first determine the primary currency in which a foreign subsidiary conducts its business, referred to as its functional currency. If the functional currency of a foreign subsidiary is determined to be a foreign currency, then we are required to record translation adjustments when translating the financial statements of a foreign subsidiary into U.S. dollars, which are recorded as a separate component of accumulated other comprehensive income but excluded from net income. If the functional currency of a foreign subsidiary is determined to be the U.S. dollar, then foreign currency translation gains or losses related to monetary assets and liabilities are included in determining net income for the period.

Our most significant foreign subsidiary is Cobre Las Cruces S.A., which is developing the Las Cruces project in Spain, and we have determined that the functional currency of Cobre Las Cruces is the euro. In reaching the conclusion that the euro is the appropriate functional currency, we considered the guidance outlined in SFAS No. 52, as well as relevant economic factors. Particular emphasis was given to the following:

•	“ the expenses and capital expenditures of Cobre Las Cruces are primarily in euros;

•	“ the financing provided by us to Cobre Las Cruces is (a) denominated in euros, and (b) is for the purpose of expanding its operations through the development of the Las Cruces project. It is expected that Cobre Las Cruces will ultimately be able to service the financing provided by the Company;

•	“ it is our intent to obtain additional euro-denominated debt financing for Cobre Las Cruces and have Cobre Las Cruces be the primary obligor on such financing;

•	“ there are no significant intercompany transactions between us and Cobre Las Cruces other than the financing we provide to it; and

•	“ Cobre Las Cruces has a full-time managing director and other full-time personnel who independently manage the daily operations of Cobre Las Cruces.

As a result, we have recorded cumulative translation gains in accumulated other comprehensive income of $10.1 million as of December 31, 2003, substantially all of which relates to Cobre Las Cruces. Should relevant economic factors or other indicators substantially change in the future, we will reassess our selection of the euro as the functional currency for Cobre Las Cruces. A change in the functional currency for Cobre Las Cruces could have a significant impact on our consolidated statements of operations.

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

Foreign Currency Translation - Since the Company’s consolidated financial statements are stated in U.S. dollars, and it has operations in foreign countries, it is required to account for the exchange rate differences between the U.S. dollar and foreign currencies in its financial statements. In accordance with SFAS No. 52, “Foreign Currency Translation,” the Company has determined that the functional currency of its most significant foreign subsidiary, Cobre Las Cruces, S.A., is the euro. Consequently, the Company is required to record translation adjustments when translating the financial statements of Cobre Las Cruces into U.S. dollars, which are recorded as a separate component of accumulated other comprehensive income but excluded from net income.

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

MK GOLD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

The fair value of stock-based awards to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	0.0384	0.0449	0.0634
Expected life	7 years	7 years	7 years
Expected volatility	0.2	0.2	0.2

The weighted average fair value of options granted during the years ended December 31, 2003, 2002 and 2001 is as follows:

Options with an exercise price equal to the market price on the grant date:

	2003	2002	2001
Fair value of each option granted	$1.40	$0.58	$—
Total number of options granted	5,000	100,000	—
Total fair value of all options granted	$7,000	$57,500	$—

Options with an exercise price less than the market price on the grant date:

	2003	2002	2001
Fair value of each option granted	$—	$—	$—
Total number of options granted	—	—	—
Total fair value of all options granted	$—	$—	$—

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

PAGE

(a)	Financial Statements, Schedules and Exhibits.

1.	Financial Statements included in Part II of this Form 10-K:

	Report of Independent Auditors	II-18

	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	II-19

	Consolidated Balance Sheets at December 31, 2003 and 2002	II-20

	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001	II-21

	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	II-22

	Notes to Consolidated Financial Statements	II-24

2.	Schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits.

The exhibits to this Form 10-K are listed in the Exhibit Index contained elsewhere in this Form 10-K.

(b)	Reports on Form 8-K.

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

MK RESOURCES COMPANY

By:	/s/ John C. Farmer
John C. Farmer
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Date: July 23, 2004

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