Form 10-Q
period 2004-06-30
MK RESOURCES CO
filed 2004-08-13
CIK 913586

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-23042

MK RESOURCES COMPANY

(Exact name of registrant as specified in charter)

Delaware	82-0487047
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

60 East South Temple, Suite 1225

Salt Lake City, Utah 84111

(801) 297-6900

(Address of principal executive offices and telephone number)

MK Gold Company

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

On August 9, 2004, there were 37,525,649 outstanding shares of the registrant’s common stock.

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

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with our Annual Report on Form 10-K for the year ended December 31, 2003, as amended (the “2003 10-K”). Our 2003 10-K contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three and six month periods ended June 30, 2004 with the same periods in 2003.

Various amounts in this report are quoted in euros and translated into U.S. dollars. All U.S. dollar/euro conversion amounts, except for amounts included in our unaudited interim consolidated financial statements and related disclosures, which are translated in accordance with accounting principles generally accepted in the United States of America, were converted using the currency exchange rate in effect on August 9, 2004, which was approximately 0.8149 euro per U.S. dollar.

MK RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Thousands of dollars except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUE:
Product sales	$239	$405	$578	$830

Total revenue	239	405	578	830

OPERATING EXPENSES:
Product sales	76	85	263	231
Accretion expense	15	19	30	38
Project development	81	98	143	161

Total operating expenses	172	202	436	430

GROSS PROFIT	67	203	142	400

Exploration costs	(92)	(141)	(169)	(261)
General and administrative expenses	(605)	(469)	(1,380)	(910)
Gain on disposal of assets	10	43	11	45

LOSS FROM OPERATIONS	(620)	(364)	(1,396)	(726)

Bankruptcy recovery	798	64	994	98
Gain on exchange of partnership interest, net	—	1,945	—	1,945
Investment income and dividends	—	12	15	28
Interest expense	(10)	(6)	(17)	(13)

Income (loss) before income taxes	168	1,651	(404)	1,332
Income tax provision	(1)	(2)	(1)	(25)

Net income (loss)	$167	$1,649	$(405)	$1,307

Basic and diluted income (loss) per share	$0.00	$0.04	$(0.01)	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

MK RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Thousands of dollars except par value)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,435	$2,634
Restricted cash	731	874
Equity securities	1,360	2,167
Gold bullion held for sale	—	96
Receivables	648	344
Inventories	—	37
Other	21	68

Total current assets	6,195	6,220

Mining properties, plant and mine development, net	86,039	82,589
Equity securities	65	97
Restricted investment securities	—	873
Restricted cash	1,043	379
Other	1,107	—

TOTAL ASSETS	$94,449	$90,158

(continued)

MK RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Thousands of dollars except par value)

	June 30, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$639	$1,732
Current portion of asset retirement obligation	731	874
Other accrued liabilities	1,093	467

Total current liabilities	2,463	3,073

Line of credit – Leucadia National Corporation	49,750	41,500
Asset retirement obligation	475	597
Deferred income tax liability	3,967	3,967

Total liabilities	56,655	49,137

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.01; 125,000,000 and 80,000,000 shares authorized at June 30, 2004 and December 31, 2003, respectively, 37,545,500 shares issued and 37,525,649 shares outstanding	375	375
Capital in excess of par value	83,023	83,023
Accumulated deficit	(53,191)	(52,786)
Treasury stock at cost, 19,851 shares	(19)	(19)
Accumulated other comprehensive income	7,606	10,428

Total stockholders’ equity	37,794	41,021

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,449	$90,158

The accompanying notes are an integral part of the consolidated financial statements.

(concluded)

MK RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$(405)	$1,307
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation, depletion and amortization	11	11
Accretion expense	30	38
Bankruptcy recovery	(994)	(98)
Gain on exchange of partnership interest	—	(1,945)
Gain on disposal of assets	(11)	(45)
Changes in operating assets and liabilities:
Gold bullion held for sale	96	(62)
Receivables	(304)	56
Inventories	37	26
Other current assets	47	77
Restricted cash	(521)	(912)
Accounts payable and other accrued liabilities	(257)	(94)
Asset retirement obligation	(295)	(151)

Total adjustments	(2,161)	(3,099)

Net cash used by operating activities	(2,566)	(1,792)

INVESTING ACTIVITIES:
Additions to mining properties, plant and mine development	(6,382)	(2,426)
Proceeds from disposal of assets	11	46
Proceeds from sale of investment securities	994	—
Proceeds from sale of restricted investment securities	873	748
Purchase of investment securities	—	(45)

Net cash used by investing activities	(4,504)	(1,677)

FINANCING ACTIVITIES:
Net borrowings under line of credit– Leucadia National Corporation	8,250	3,200
Increase in other assets	(317)	—

Net cash provided by financing activities	7,933	3,200

EFFECT OF EXCHANGE RATES ON CASH	(62)	(14)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	801	(283)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,634	1,426

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,435	$1,143

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$10	$13
Income taxes paid, net	$1	$25

The accompanying notes are an integral part of the consolidated financial statements.

MK RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the six months ended June 30, 2004 and 2003

(Thousands of dollars except per share data)

	Common Stock $0.01 Par Value	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
January 1, 2003	$374	$82,869	$(52,987)	$(19)	$1,187	$31,424

Net income			1,307			1,307
Other comprehensive income (loss):
Net change in unrealized gain on investments					(89)	(89)

Net change in unrealized foreign exchange gain					4,472	4,472

Comprehensive income						5,690

June 30, 2003	$374	$82,869	$(51,680)	$(19)	$5,570	$37,114

January 1, 2004	$375	$83,023	$(52,786)	$(19)	$10,428	$41,021

Net loss			(405)			(405)
Other comprehensive loss:
Net change in unrealized gain on investments					(839)	(839)

Net change in unrealized foreign exchange gain					(1,983)	(1,983)

Comprehensive loss						(3,227)

June 30, 2004	$375	$83,023	$(53,191)	$(19)	$7,606	$37,794

The accompanying notes are an integral part of the consolidated financial statements.

MK RESOURCES COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

1. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended (“2003 10-K”). The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2003 was derived from the audited consolidated financial statements contained in the 2003 10-K and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

Certain amounts for prior periods have been reclassified to be consistent with the 2004 presentation.

As previously disclosed in the Company’s 2003 10-K, the mineral rights relating to the Las Cruces project have been classified as an intangible asset. Effective April 2004, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force’s consensus that mineral rights should be accounted for as tangible assets and classified as a component of property and equipment. In accordance with this pronouncement, the Company has reclassified this asset, which had a balance of $48,404, from intangible assets – mineral rights to mining properties, plant and mine development, net, in the consolidated balance sheet as of December 31, 2003.

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

MK RESOURCES COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$167	$1,649	$(405)	$1,307
Deduct: Total stock-based compensation expense determined using the fair value method for all awards, net of related tax effects	(1)	(4)	(2)	(8)

Pro forma net income (loss)	$166	$1,645	$(407)	$1,299

Net income (loss) per share:
Basic – as reported	$0.00	$0.04	$(0.01)	$0.03
Basic – pro forma	$0.00	$0.04	$(0.01)	$0.03
Diluted – as reported	$0.00	$0.04	$(0.01)	$0.03
Diluted – pro forma	$0.00	$0.04	$(0.01)	$0.03

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

Mining at the Las Cruces project will be subject to permitting and obtaining financing, and completion of engineering and construction. Although the Company believes necessary permitting for the project will be obtained, the Company cannot guarantee that such will be the case, and no assurance can be given that the Company will obtain financing for the project. Further, there may be other political and economic circumstances that could prevent the Company from completing development of the project. See also Note 11.

3. MINING JOINT VENTURE

The Company owns a 25% undivided interest in the Castle Mountain Venture (“CMV”), which prior to May 2001 operated a gold mine in San Bernardino County, California. During the third quarter of 2001, gold reserves at the mine were exhausted, mining operations ceased, and mine closure and reclamation activities began. Mine closure and reclamation activities continued during the second quarter of 2004. The results for the CMV have been proportionally reflected in the accompanying consolidated financial statements.

Gold production at the Castle Mountain Mine continued during the second quarter of 2004 as residual gold was recovered from the leach pads during the closure and reclamation phase. Minimal

MK RESOURCES COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

residual gold production is expected to continue during 2004 as a result of continued rinsing of the leach pad. As part of closure activities at the mine, mining equipment and assets were sold during the three and six month periods ended June 30, 2004 and 2003, resulting in a gain on disposal of assets of $10 and $11, respectively, for 2004 and $43 and $45, respectively, for 2003.

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

MK RESOURCES COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

6. RELATED PARTY TRANSACTIONS

At June 30, 2004, the Company had outstanding borrowings of $49,750 under its $55,000 credit facility with Leucadia National Corporation (the “Credit Facility”). For the three and six month periods ended June 30, 2004, approximately $488 and $925, respectively, in interest and commitment fees were paid to Leucadia under the Credit Facility, compared to $371 and $719, respectively, for the same periods in 2003. Approximately $481 and $911, respectively, in interest relating to the Las Cruces project was capitalized for the three and six month periods ended June 30, 2004, compared to $365 and $706, respectively, for the same periods in 2003. Loans outstanding under the Credit Facility bear interest equal to the prime rate and interest and commitment fees are payable quarterly. The prime rate at June 30, 2004 was 4.0%. See also Note 11.

7. INCOME TAXES

The provision for income taxes for all periods presented represents state income taxes. The Company has recorded no federal income tax provision for periods with pre-tax income due to the utilization of net operating loss carryforwards. When the Company has a period with a pre-tax loss, no federal tax benefit is recognized since it is unlikely the Company will be able to realize the related tax benefit in the future.

8. EARNINGS PER SHARE

For the three and six month periods ended June 30, 2004 and 2003, there were no differences in the numerators for the basic and diluted per share computations. For the three month period ended June 30, 2004, the denominators for basic and diluted per share computations were 37,525,649 and 38,000,927, respectively. For the six month period ended June 30, 2004, the denominator for basic and diluted per share computations was 37,525,649. For the three and six month periods ended June 30, 2003, the denominator for basic and diluted per share computations was 37,525,649. Options to purchase 15,000 and 1,972,500 weighted average shares of common stock outstanding during the three months ended June 30, 2004 and 2003, respectively, and options to purchase 1,890,000 and 1,972,500 weighted average shares of common stock outstanding during the six months ended June 30, 2004 and 2003, respectively, were not included in the computation of diluted per share amounts because they were antidilutive.

9. BANKRUPTCY RECOVERY

As part of a court approved bankruptcy plan of Washington Group International, Inc. (“Washington Group”), the Company, as an unsecured creditor, has received various distributions of common stock and warrants to purchase additional common shares of Washington Group. For the three and six months periods ended June 30, 2004, the Company received distributions of common shares and warrants to purchase additional common shares of Washington Group, with a combined market value of $798 and $994, respectively. These securities were sold immediately upon receipt. For the three and six month periods ended June 30, 2003, the Company received a distribution of common shares and warrants to purchase additional common shares of Washington Group, with a combined market value of $64 and $98, respectively. The Company has recorded these amounts as income in the periods in which they were received.

MK RESOURCES COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a summary of accumulated other comprehensive income at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
Net unrealized gain (loss) on investments	$(544)	$295
Net unrealized foreign exchange gain	8,150	10,133

	$7,606	$10,428

11. PROPOSED PUBLIC OFFERING AND DEBT CONVERSION

In July 2004, the Company filed an amended registration statement with the Securities and Exchange Commission and a Canadian preliminary prospectus with securities regulatory authorities in Canada for a proposed public offering of up to 70,150,000 shares of its common stock to finance a portion of the development costs of the Las Cruces project. In addition to the proposed offering, the Company is exploring various financing alternatives for projected costs and expenses associated with the Las Cruces project.

If the proposed public offering is completed, Leucadia has agreed to convert the Company’s outstanding debt under the Credit Facility into shares of common stock at the price at which shares are sold to the public in the proposed public offering. A portion of the outstanding debt would be converted simultaneously with the closing of the public offering, and the remainder would be converted at a later date.

The Company’s ability to complete the proposed public offering will depend on market conditions. If the Company is unable to complete the proposed public offering prior to October 2004, the Company will need to seek to increase the Credit Facility and/or obtain cash from other sources to continue to fund its operating expenses. While Leucadia has agreed to increase the Credit Facility from time to time in the past, the Company cannot provide any assurance that Leucadia will agree to further increase the Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section discusses our consolidated financial condition, liquidity and capital resources and results of operations. You should read this analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2003 10-K. This section also contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Cautionary Statement for Forward-Looking Information” below and elsewhere in this and other reports filed or furnished by us with the Securities and Exchange Commission.

Las Cruces Project

History. Rio Tinto Metals Limited, through its subsidiary RioMin Exploraciones, S.A., discovered the Las Cruces deposit in 1994 as a result of drilling on a gravimetric survey anomaly. Rio Tinto drilled the deposit between 1994 and 1999 and prepared an internal feasibility study in 1998. On September 1, 1999, we acquired all of the outstanding shares and subordinated debt of RioMin from Rio Tinto for $42.0 million in cash. As part of the purchase consideration, Rio Tinto will be entitled to receive a 1.5% royalty on any copper sales from the Las Cruces project at a price equal to or exceeding $0.80 per pound. We funded our acquisition of RioMin through borrowings of $20.0 million under our credit facility with Leucadia National Corporation (the “Credit Facility”), the sale of 18.1 million shares of our common stock to Leucadia for $15.8 million and $6.2 million from our working capital. After this acquisition, we changed the name of RioMin to Cobre Las Cruces, S.A.

Surface Rights. Mineral rights and surface land are separately transferable under Spanish law. Although we own the mineral rights to the Las Cruces orebody, we do not currently own or lease all of the land above the orebody or certain adjacent land that may be necessary to develop and operate the project. In the aggregate, we may need to purchase or lease up to 954 hectares, or approximately 3.7 square miles of land and associated rights-of-way. We will need to purchase or lease approximately 835 hectares of this land in order to complete the final processing of some of our additional water permit applications and bring the mine into production. During 2003, we leased approximately 50 hectares of the land necessary to bring the mine into production. In March 2004, we entered into an agreement to purchase an additional 500 hectares of land necessary to bring the mine into production. We subsequently entered into agreements with several small landowners to acquire an aggregate of approximately 74 additional hectares of necessary land. As a result, we have secured approximately 624 hectares (approximately 75%) of the 835 hectares of land required to bring the mine into production. Currently, we are negotiating with other landowners to acquire the remaining 25% of the initial land needed for the project. We have also initiated proceedings to cause the Andalusian government to expropriate the land if our negotiations with landowners are unsuccessful. Expropriation is commonly used by holders of mineral rights in Spain, in accordance with government laws, to acquire surface land necessary for the extraction of minerals. If it becomes necessary for us to expropriate the land, this procedure could significantly delay development of the project.

Project Feasibility. Bechtel, an international engineering and construction company, completed an independent feasibility study for the Las Cruces project in 2001. The Bechtel feasibility study incorporated results of an environmental impact study completed by FRASA Ingenieros Consultores, a team of national and international environmental engineering experts based in Madrid.

In 2003, DMT-Montan Consulting GmbH and Outokumpu Technology Group prepared a new independent feasibility study based upon Outokumpu technology. The DMT-Outokumpu feasibility study incorporates the requirements from the Declaration of Environmental Impact, the mining concession and various water permits into the development plan for the Las Cruces project. The DMT-Outokumpu feasibility study has been reviewed by Pincock, Allen & Holt, or PAH. In its report, PAH confirms that it did not identify any material deficiencies that would preclude the Las Cruces project from meeting the designated production and cost objectives presented in the DMT-Outokumpu feasibility study.

The DMT-Outokumpu feasibility study reflects modifications to the process plant design based on technology studies done by Outokumpu, a world leader in base metal processing technology. These technology studies and recently completed test works demonstrated that improvements could be made to the process plant design to reduce capital costs. The process will be simplified by using solely atmospheric leaching and eliminating expensive autoclaves for pressure leaching without sacrificing copper recovery. The expected average copper recovery over the life of the mine is 91.4%.

The DMT-Outokumpu feasibility study includes a new open pit mine plan and ore reserves calculated by DMT-Montan. PAH made minor adjustments to these new ore reserve calculations in connection with its review. Including these adjustments, proven and probable reserves have increased to approximately 16.0 million tonnes at an average grade of 6.62% copper. The Bechtel feasibility study conducted in 2001 estimated proven and probable reserves at 15.8 million tonnes at an average grade of 5.94% copper.

The initial capital costs of the project are estimated at approximately 280 million euros, or approximately $344 million, including working capital, land purchases and contingencies, but excluding reclamation bonding requirements, inflation, interest during construction and other financing costs. The estimated capital costs reflect an overall reduction in costs as a result of the process plant improvements described above. The estimated capital costs of the Las Cruces project are based on PAH’s review of the DMT-Outokumpu feasibility study, and those estimates could change after the detailed engineering process has been completed.

Based on the independent review by PAH of the DMT-Outokumpu feasibility study, we believe that the Las Cruces project has the potential to be a low-cost producer. We believe that cash operating costs per pound of copper produced will average 0.33 euro, or approximately $0.40, per pound of copper over the life of the project, which would place the project among the lowest cost copper producers in the world. Cash operating costs include charges for mining ore and waste, processing ore through milling and leaching facilities, royalties and other cash costs. Charges for reclamation work done during mining operations are also included in cash costs. Cash operating costs do not include sustaining capital costs over the life of the mine or charges for reclamation work to be performed after production ceases. Based on the independent review by PAH of the DMT-Outokumpu feasibility study, sustaining capital costs are expected to average approximately 1.5 million euros, or approximately $1.8 million, per year, and will be funded by cash provided by operations. Post-production closure and reclamation expenses are estimated at approximately 43 million euros, or approximately $53 million, excluding salvage values and other factors that could partially offset these expenses.

Total development and operating costs for the Las Cruces project could be affected by a number of factors, including the exchange rate of the euro relative to the U.S. dollar. Although the DMT-Outokumpu feasibility study reflects an overall reduction in capital costs, the estimated capital costs in U.S. dollars based on the current exchange rate would be higher than our prior estimates due to a significant decline in the exchange rate of the U.S. dollar relative to the euro. Exchange rates fluctuate, and we cannot predict what exchange rates will be over the course of development and operation of the Las Cruces project. In addition to risks relating to exchange rates, our assumptions and estimates regarding the Las Cruces project are also subject to a number of other risks and uncertainties. Actual results could differ materially from our assumptions and estimates as a result of our need for financing, potential delays in development of the Las Cruces project, the imprecision of estimates, the uncertainty of government subsidies, uncertainties associated with closure guarantees or other requirements that may be imposed by the Spanish government, volatility of copper prices and other factors, including those set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement for Forward Looking Information” and elsewhere in this report.

Environmental Considerations. Since our acquisition of the Las Cruces project, we have focused our efforts primarily on developing the project into a low cost, environmentally responsible copper mine. We have given environmental considerations high priority in project design and development at the Las Cruces project. Waste dumps will be continually contoured and reclaimed to enhance the appearance of the Las Cruces project. The area’s water resources affected by the mine have been carefully studied and plans have been developed to protect these resources. Nearly dry tailings will be progressively encapsulated in clay marl, eliminating the need for a tailings pond. An international hydrological engineering and design company developed the water management plan, including the extraction system for dewatering the overlying sand aquifer around the mine site. Water will be extracted from the aquifer to prevent it from entering the mine pit. The extracted water will be re-injected into the aquifer away from the mine. Water needed to process the ore will be pumped 15 kilometers from a sewage treatment plant and further treated before use.

Financing and Subsidies. Funding for the development and advancement of the Las Cruces project to date has principally come from the Credit Facility and other available resources of cash and cash equivalents. Our current cash resources will not be sufficient to cover all projected expenses necessary to bring the Las Cruces project into commercial production. We estimate that the initial capital costs to bring the Las Cruces project into commercial production are approximately 280 million euros, or approximately $344 million, including working capital, land purchases and contingencies, but excluding interest, reclamation bonding requirements, inflation, and other financing costs. The estimated capital costs of the Las Cruces project are based on the independent review by PAH of the DMT-Outokumpu feasibility study, and those estimates could change after the detailed engineering process has been completed.

We have filed a registration statement with the Securities and Exchange Commission and a Canadian Preliminary Prospectus with securities regulatory authorities in Canada for a proposed public offering of up to 70,150,000 shares of our common stock to finance a portion of the development costs of the Las Cruces project. In addition to the proposed offering, we are exploring various financing alternatives for projected costs and expenses associated with the Las Cruces project.

If the proposed public offering is completed, Leucadia has agreed to convert our outstanding debt under the Credit Facility into shares of common stock at the price at which shares are sold to the public in the proposed public offering. A portion of the outstanding debt would be converted simultaneously with the closing of the public offering, and the remainder would be converted at a later date.

We plan to secure debt financing for a portion of the project’s initial capital requirements. We expect debt financing to be primarily funded through a new credit facility with a consortium of international banks experienced in mining project financing. We have retained Cutfield Freeman & Co. Ltd. to assist us, and they are currently in preliminary discussions with a number of such banks. To the extent that any amounts remain outstanding under the existing Credit Facility at the time we enter into any new credit facility, we expect that we would be required under any new credit facility to amend our existing Credit Facility to provide that it will be subordinated to such anticipated credit facility and that any repayment of the Credit Facility will be restricted to available cash provided by operations.

In June and July 2001, we submitted subsidy applications to central and regional governments in Spain. Upon their review of the applications, these governments recommended subsidies of up to 52.8 million euros, or approximately $64.8 million. Because the recommendation exceeded 50 million euros, it required the approval of the European Commission, which has been obtained.

In May 2003, the Ministry of Economy for Spain granted, and we accepted, a Regional Incentives Subsidy of 36.9 million euros, or approximately $45.3 million, for the development of the Las Cruces project. In March 2004, the Regional Ministry for Employment and Technological Development for Andalusia, Spain, granted, and we accepted, a Special Action Zone subsidy of 10.6 million euros, or approximately $13.0 million, for the development of the Las Cruces project. Receipt of these subsidies is subject to several conditions, including job creation, minimum equity requirements for Cobre Las Cruces, the receipt of necessary permits, and qualifying capital expenditures of at least 264 million euros, or approximately $324 million, for engineering, plant, land and equipment. In order to receive the subsidies we were required to have incurred at least 25% of the qualifying capital expenditures by March 27, 2004 and the full amount of qualifying capital expenditures by March 27, 2006. Since we did not receive all of the necessary permits and financing by the 2004 deadline, we were not in a position to incur the requisite capital expenditures by that date, and, accordingly, did not meet this condition at that time. We have obtained an extension of the March 27, 2004 deadline until March 27, 2005. If we are unable to meet this deadline or future deadlines without obtaining extensions, we will lose the right to receive the subsidies. If we are able to satisfy the capital expenditure requirements and the other conditions, we will be eligible to receive the subsidies. The amount of qualified expenditures required, as well as the subsidies granted, were based on our initial estimates and assumptions relating to the Las Cruces project. If our actual expenditures differ significantly from these estimates, the governmental authorities may adjust the amount of qualified expenditures we are required to make and the amount of subsidies we are eligible to receive.

The subsidies granted to date represent 47.5 million euros of the 52.8 million euros of subsidies recommended by the central and regional governments. An additional subsidy from the regional government of Andalusia, if granted, could provide up to 5.3 million euros, or approximately $6.5 million, of additional funds for the development of the project. The regional government is conducting the final review of this application, which was submitted in 2001.

Declaration Of Environmental Impact. Before a mining concession is issued, a favorable Declaration of Environmental Impact, or DEI, is required. The DEI is the formal statement from the Seville Provincial Delegation of the Regional Ministry for the Environment, or the DPCMA, that determines the environmental suitability of a project. The DEI also outlines the environmental conditions for the development regarding protective measures, mitigation and monitoring. The DPCMA issued a favorable DEI to us on May 9, 2002 to indicate the government’s initial environmental approval of the Las Cruces project. The DEI is binding and is incorporated into the conditions of the mining concession.

Mining Concession. We submitted the mining concession permit application to the Regional Ministry for Employment and Technological Development, or the CEDT, on March 23, 2001. The permit was requested over lands covered by the majority of the Faralaes II Investigation Permit. On August 6, 2003, we were granted the “Las Cruces” Mining Concession No. 7532 for a period of 30 years with the possibility of two 30-year extensions. The surface of the mining concession is 100 “mining squares,” which is equivalent to a total of approximately 30 square kilometers.

In connection with the granting of the mining concession we will be required to:

•	post an environmental restoration bond and a contingency bond in the amount of 13.7 million euros and 5.0 million euros, respectively;

•	increase the share capital of Cobre Las Cruces to 30% of the total investment in the project in accordance with a condition of the Regional Incentive Subsidy granted to us in March 2003;

•	obtain civil liability insurance coverage;

•	present a geotechnical monitoring plan to ensure the stability of the open pit slopes;

•	engage an independent environmental control agency; and

•	comply with the terms of the DEI.

Water Permits. Development of the Las Cruces project requires permits relating to water resources. Responsibility for water permits is divided between the regional and central governments. Marine water is the responsibility of the General Directorate of Coasts and the Regional Ministry of Environment, or the CMA. The Guadalquivir and Rivera de Huelva rivers, in the zones that are crossed by the supply and effluent discharge pipelines, are marine water. The majority of the water permits in the Las Cruces project area are, however, under the regulatory authority of the Confederación Hidográfia del Guadalquivir, or the CHG, which is part of the central government’s Ministry of Environment.

In the case of the Las Cruces project, the principal water permits required are: (a) water consumption; (b) authorization for discharges to the delimitation of the Public Water Domain, or the DPH; (c) authorization for discharges to the public inland maritime domain, or the DPMT; and (d) authorization of dewatering-reinjection system.

We submitted principal water permit applications in December 2000 to the regional water authority of the Spanish central government. We submitted additional water permit applications in April and May 2001, including a permit application for effluent discharge. All four principal water permits have been granted.

Other Permits. We must obtain various licenses and permits in connection with the operation and development of the Las Cruces project. The Andalusian government is currently processing, among others, the permits relating to environmental emissions and discharges, stream diversion, hydraulic public domain utilization, work and activities, municipal licenses and authorization for low voltage electricity lines and electric substation. Additionally, pursuant to Law 7/2002 on Town Planning in Andalusia, we are required to submit a “special plan,” which must be approved by the Andalusian government, in connection with certain municipal construction licenses necessary for the development of the Las Cruces project. We have submitted the special plan to the Andalusian government, which has given its initial approval and submitted the special plan for public comment. We have also entered into an agreement with the three municipalities from which we are required to obtain construction licenses. The agreement, which is subject to the special plan, obligates us to pay an aggregate compensatory fee of 3.5 million euros, or approximately $4.3 million to the municipalities. The compensatory fee will be used for local projects and is payable in installments of 15% upon approval of the special plan, 15% upon approval of the municipal construction licenses, 35% at the end of the first year of production and 35% at the end of the second year of production.

The transition to Spanish legislation of EU Directive 96/61 on Integrated Pollution Prevention and Control, or IPPC, will result in an integrated system of environmental permitting for the different environmental regimes. This includes stricter emission limits than those currently in force. We have applied for authorization under the new IPPC regulation, and we expect that this authorization will be granted in mid-2004.

Permitting Status To Date. The main permits already granted or being processed that are necessary to begin construction of the Las Cruces project are listed below. Some of the permits may require the subsequent presentation of a detailed engineering or construction project, or annual work plans in the case of the mining concession. They may also call for further complementary documentation, and/or for bonds or other sureties to be posted, before the works or activities can be carried out.

Declaration of Environmental Impact (DEI), Mining Project	Complete
Mining Concession	Complete
Authorization for Discharges to DPH	Complete
Authorization for dewatering-injection system	Complete
Delimitation of DPMT	Complete
Concession for occupation of DPMT by pipelines on rivers	Complete
Concession for occupation of DPMT by discharge installations	Complete
Authorization for occupation of DPMT protection easement zone	Complete
Authorization for crossings of regional roads by pipelines	Complete
Authorization for crossing and occupation of state roads by pipelines	Complete
Environmental Report on diversion of medium voltage power line	Complete
Authorization for diversion of medium voltage power line	Complete
Mining Project Optimization	Complete
Consumptive water use concession	Complete
Integrated Environmental Authorization (IPPC)	In process
Special Plan	In process

A number of other permits are also required. Some of these permits are in the process of being approved, including an authorization for use of rainwater, certain electrical power permits and permits relating to the use of livestock trails. There are also some permits for which we have not yet applied because we need to complete additional engineering work or require land access before an application can be made. These permits include permits for the use and establishment of DPH and a policing zone, diversion of intermittent streams, authorization for occupation of land pertaining to the Viar Canal, and an additional electrical power line and substation, authorization of a tunnel under Highway SE-520, modification of livestock trail routes, rural tracks and municipal licenses. We expect to apply for these permits within the next few months, and we expect that all of the permits described above that are in process or pending application will be approved within one year. In addition to the permits described above, other permits may be required.

Other Permit-Related Matters. On December 1, 2003, a coordinator of Ecologists in Action, a Spanish environmental group, lodged an appeal of the awarding of the mining concession to Cobre Las Cruces through the Spanish administration decisions appeal system, alleging that the concession should be found null and void because a revised environmental impact study is required and the environmental guarantee is insufficient. While the outcome of the appeal process is subject to uncertainties and we cannot assure you that the outcome will be favorable to us, based on our preliminary evaluation of the issues and the outcomes in similar proceedings, we believe that the matter will be resolved without a material adverse effect on our ability to proceed with the development of the Las Cruces project.

Results of Operations

Gold Production. Our attributable share of gold production from the Castle Mountain Venture for the three and six month periods ended June 30, 2004 was 514 ounces and 1,516 ounces, respectively, compared to 926 ounces and 2,154 ounces for the three and six month periods ended June 30, 2003. This represents a decrease in production of 412 ounces, or 44%, for the three month period and 638 ounces, or 30%, for the six month period, compared to the same periods in 2003. The decrease in production is due to declining residual gold recovery from the leach pads. Future gold production will continue to decline as residual gold is recovered from the leach pads during the closing and reclamation phase at the mine. Minimal residual gold production is expected to continue during 2004 as a result of continued rinsing of the leach pad.

Revenue. Our revenues come from the sale of gold from the Castle Mountain Mine. Gold production is limited to residual production during reclamation and closure at the mine. Therefore, our revenue will continue to decrease significantly until residual gold production ceases at the mine, which we expect to be by the end of 2004. Once this residual gold production ceases, based on our current operations, we will have no revenues until production begins at the Las Cruces project.

Our product sales revenue decreased $0.2 million, or 41%, to $0.2 million for the three month period ended June 30, 2004, and $0.3 million, or 30%, to $0.6 million for the six month period ended June 30, 2004, compared to $0.4 million and $0.8 million, respectively, for the same periods in 2003. The decrease in revenue is due to declining gold production, partially offset by higher realized gold prices. Future product sales revenue will continue to decline as residual gold production decreases during the reclamation and closure phase at the Castle Mountain Mine.

During the three and six month periods ended June 30, 2004, we sold no ounces of gold under forward sales contracts and 610 and 1,445 ounces of gold, respectively, on the spot market. During the same periods in 2003, we sold no ounces of gold under forward sales contracts and 1,170 and 2,370 ounces of gold, respectively, on the spot market. We had no ounces of gold sold under forward sales contracts as of June 30, 2004. While we have used forward sales contracts in the past, we expect that our future gold sales from residual production at the Castle Mountain Mine will be made primarily at spot prices.

For the six month period ended June 30, 2004, the average price realized per ounce of gold was $397, compared to $350 per ounce for the same period in 2003. The average spot price for the six month period ended June 30, 2004 was $401 per ounce, compared to $350 per ounce for the same period in 2003.

Project Development Costs. Project development costs for the three and six month periods ended June 30, 2004 and 2003 represent costs related to the Las Cruces Project which have not been capitalized, such as public relations and employee related costs.

Gross Profit. We recognized gross profit from product sales for the three and six month periods ended June 30, 2004 of $0.2 million and $0.3 million, respectively, compared to $0.2 million and $0.4 million, respectively, for the same periods in 2003. Gross profit decreased primarily due to declining gold production, partially offset by higher realized gold prices. Future gross profit should continue to decline as residual gold production decreases at the Castle Mountain Mine.

Exploration Costs. Exploration costs for each of the three and six month periods ended June 30, 2004, decreased 35% compared to the same periods in 2003. The decrease in expenditures is due to fewer properties being evaluated in 2004. During the six months ended June 30, 2004, we focused our exploration efforts on our exploration programs in Nevada and Spain.

General and Administrative Expenses. General and administrative expenses for the three and six month periods ended June 30, 2004 increased 29% and 52%, respectively, compared to the same periods in 2003. The increase in expenses is due primarily to higher corporate governance and executive bonus and severance costs.

Bankruptcy Recovery. As part of a court approved bankruptcy plan of Washington Group International, Inc. (“Washington Group”), we received, as an unsecured creditor, various distributions of common stock and warrants to purchase additional common shares of Washington Group. For the three and six months periods ended June 30, 2004, we received distributions of common shares and warrants to purchase additional common shares of Washington Group, with a combined market value of $0.8 million and $1.0 million, respectively. These securities were sold immediately upon receipt. For the three and six month periods ended June 30, 2003, we received a distribution of common shares and warrants to purchase additional common shares of Washington Group, with a combined market value of $.06 million and $0.1 million, respectively. We recorded these amounts as income in the periods in which they were received.

Interest Expense. Interest expense for the three and six month periods ended June 30, 2004 and 2003 consisted primarily of the cost of the commitment fee on our credit facility, which is based on the amount available under the facility. For the three and six month periods ended June 30, 2004, we capitalized $0.5 million and $0.9 million, respectively, in interest relating to the Las Cruces project. For the three and six month periods ended June 30, 2003, we capitalized $0.4 million and $0.7 million, respectively, in interest relating to the Las Cruces project.

Income Tax Provision. The provision for income taxes for all periods presented represents state income taxes. We recorded no federal income tax provision for periods with pre-tax income due to the utilization of net operating loss carryforwards. When we have a period with a pre-tax loss, no federal tax benefit is recognized since it is unlikely we will be able to realize the related tax benefit in the future.

Liquidity and Capital Resources

Our principal sources of funds are the Credit Facility, available resources of cash and cash equivalents, equity securities and cash generated from residual gold production at the Castle Mountain Mine. At June 30, 2004, we had cash and cash equivalents of $3.4 million and equity securities of $1.4 million (of which $1.4 million was available for sale within 12 months), representing a decrease in cash and cash equivalents, equity securities and gold bullion of $0.04 million from December 31, 2003. At June 30, 2004, we had $5.3 million of available borrowings under the Credit Facility. Our cash resources are not sufficient to cover all projected costs and expenses necessary to commence mining at the Las Cruces project. We estimate that the initial capital cost will be approximately 280 million euros, or approximately $344 million, to bring the Las Cruces project into production, excluding reclamation bonding requirements, inflation, interest and other financing costs. In July 2004, we filed an amended registration statement with the Securities and Exchange Commission and a Canadian preliminary prospectus with securities regulatory authorities in Canada for a proposed public offering of up to

70,150,000 shares of our common stock. The net proceeds from the proposed offering, if any, will depend on the number of shares sold and the public offering price established for the proposed offering. Assuming an offering price of $2.30 per share (the last reported sale price of our common stock on the OTC Bulletin Board as of August 10, 2004), we estimate that the net proceeds from the proposed offering would be approximately $131 million if all 61,000,000 shares are sold (approximately $150 million if the over-allotment option is exercised in full), after deducting estimated underwriting discounts and expenses. In addition to the proposed offering, we will require additional financing in order to bring the Las Cruces project into production, and we may need to amend the terms of the Credit Facility in connection with such financing.

Our ability to complete the proposed public offering will depend on market conditions. If we are unable to complete the proposed public offering prior to October 2004, we will need to seek to increase the Credit Facility and/or obtain cash from other sources to continue to fund our operating expenses. While Leucadia has agreed to increase the Credit Facility from time to time in the past, we cannot assure you that Leucadia will agree to further increase the Credit Facility.

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

Net cash used by operating activities was $2.6 million for the six months ended June 30, 2004 compared to $1.8 million for the same period in 2003.

In March 1998, we entered into the Credit Facility with Leucadia National Corporation. Through various amendments, the most recent of which was effective March 31, 2004, the Credit Facility has been amended to increase the facility from $20 million to $55 million. The Credit Facility has an expiration date of January 3, 2006. Leucadia may terminate the Credit Facility on December 15 of any year, provided Leucadia notifies us of the termination prior to September 15 of that year. Leucadia has the right to terminate the Credit Facility at any time when it owns less than 45% of our outstanding common stock. Leucadia has notified us that it does not intend to terminate the Credit Facility prior to December 15, 2005, regardless of whether its ownership falls below the 45% threshold as a result of the proposed public offering. At June 30, 2004, we had outstanding borrowings under the Credit Facility of $49.8 million. Loans outstanding under the Credit Facility bear interest equal to the prime rate and interest and commitment fees are payable quarterly. The prime rate at June 30, 2004 was 4.0%. Interest paid to Leucadia under the Credit Facility for the six months ended June 30, 2004 and 2003 was approximately $0.9 million and $0.7 million, respectively. A substantial portion of these interest payments relates to financing for the Las Cruces project. Interest related to the Las Cruces project is capitalized and is not reflected as interest expense in our consolidated statements of operations. Instead, capitalized interest is added to mining properties, plant and mine development on our consolidated balance sheets.

If the proposed public offering is completed, Leucadia has agreed to convert our outstanding debt under the Credit Facility into shares of common stock at the price at which shares are sold to the public in the proposed public offering. A portion of the outstanding debt would be converted simultaneously with the closing of the public offering, and the remainder would be converted at a later date.

In addition to the proposed public offering, we are exploring various debt financing alternatives for projected costs and expenses associated with the Las Cruces project. We are also considering other sources of financing, including product off-take agreements, which are a type of product sales agreement, supplier financing and equipment leasing. We expect debt financing to be primarily funded through a syndicated project financing facility with a consortium of international banks experienced in mining project financing. We have retained Cutfield Freeman & Co. Ltd. to assist us, and they are currently in preliminary discussions with a number of such banks. While we believe that we will be able to obtain debt financing for the Las Cruces project, we cannot assure you that we will be able to obtain debt financing on favorable terms or at all. If we are unable to obtain financing when needed or if we are unable to obtain subsidies from the Spanish government as described above, the development of the Las Cruces project could be delayed significantly. Any significant delay could increase the costs of developing the Las Cruces project or prohibit us from completing development of the project.

To the extent that any amounts remain outstanding under the Credit Facility at the time we enter into any new credit facility, we expect that we would be required under any new credit facility to amend the Credit Facility to provide that it will be subordinated to such anticipated credit facility and that any repayment of the Credit Facility will be restricted to available cash provided by operations.

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

Additions to mining properties, plant and mine development totaled $6.4 million for the six months ended June 30, 2004, compared to $2.4 million for the same period in 2003. For all periods presented, additions to mining properties, plant and mine development consisted of: (1) mine development expenditures; (2) construction expenditures for buildings, machinery, plant and equipment; (3) expenditures for mobile mining service equipment; and (4) capitalized interest. The principal source of funds that we used to fund project development at the Las Cruces project was the Credit Facility.

Upon completion of production at a mine, we must make expenditures for reclamation and closure of the mine. Effective January 1, 2003, we account for future reclamation and mine closure liabilities in accordance with SFAS No. 143. At June 30, 2004, we had a recorded asset retirement obligation of $1.2 million for these costs, including $1.2 million for the Castle Mountain Mine. We and Quest Capital Corporation, formerly Viceroy Resource Corporation, the owner of the remaining 75% interest in the Castle Mountain Venture, are depositing cash, including all proceeds from the sale of plant and equipment, in a separate fund to cover current and future reclamation costs at the venture properties. At June 30, 2004, our share of this fund was $1.7 million. This fund is classified as restricted cash and investments. During the six month period ended June 30, 2004, approximately $0.9 of restricted investments were sold and are now classified as restricted cash. We have not recorded any asset retirement liabilities relating to the Las Cruces project as there has been no disturbance that would require reclamation or remediation. We review the adequacy of our reclamation and mine closure liabilities in light of current laws and regulations and adjust our liabilities as necessary.

For the six month periods ended June 30, 2004 and 2003, accumulated other comprehensive income (loss) includes approximately $(2.0) million and $4.5 million, respectively, resulting from the recognition of unrealized gains and losses from foreign currency translation adjustments. While the recognition of these adjustments results in decreases and increases in total stockholders’ equity, these adjustments had no impact on our consolidated liquidity. These adjustments are required in order to convert our euro denominated assets into U.S. dollars and, therefore, reflect the change in the value of the euro against the U.S. dollar over these periods. We do not believe these adjustments reflect any decrease or increase in the economic value of our assets, and we are unable to predict whether these unrealized losses and gains from foreign currency translation adjustments will continue in the future. Foreign currency exchange rates can have a significant impact on our consolidated financial statements. See Part I, Item 3, “Quantitative And Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rate Risk” in this report and Note 1 to the consolidated financial statements and “Cautionary Statement for Forward-Looking Information—Currency Fluctuations” in our 2003 10-K.

As shown below, at June 30, 2004, our contractual cash obligations totaled approximately $50.34 million.

Contractual Obligations

	Payments Due by Period (in millions)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Operating leases	$0.54	$0.18	$0.21	$0.15	$—
Line of credit (1)	49.80	—	49.80	—	—

Total contractual cash obligations	$50.34	$0.18	$50.01	$0.15	$—

(1)	This amount represents the outstanding principal balance at June 30, 2004 under our $55 million Credit Facility. Leucadia may terminate the Credit Facility on December 15 of any year, provided Leucadia notifies us of the termination prior to September 15 of that year. Leucadia has the right to terminate the Credit Facility at any time when it owns less than 45% of our outstanding common stock. Leucadia has notified us that it does not intend to terminate the Credit Facility prior to December 15, 2005, regardless of whether its ownership falls below the 45% threshold as a result of the proposed public offering. The Credit Facility has an expiration date of January 3, 2006.

New Accounting Standards

As previously disclosed in our 2003 10-K, the mineral rights relating to the Las Cruces project have been classified as an intangible asset. Effective April 2004, the Financial Accounting Standards Board ratified the Emerging Issues Task Force consensus that mineral rights should be accounted for as tangible assets and classified as a component of property and equipment. In accordance with this pronouncement, we reclassified this asset, which had a balance of $48,404, from intangible assets – mineral rights to mining properties, plant and mine development, net, on our consolidated balance sheet as of December 31, 2003.

Off-Balance Sheet Arrangements

Surety bonds and letters of credit totaling $2.7 million, of which our share is $0.8 million, have been provided as required by various governmental agencies for environmental protection, including our share of reclamation bonds of $0.6 million relating to the Castle Mountain Mine and $0.2 million relating to the American Girl Mine, at which reclamation, except groundwater and re-vegetation monitoring, was completed in 2000. If closure and reclamation obligations under these agreements are not met, the agencies could draw on these bonds and letters of credit to fund expenditures for reclamation and closure requirements.

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

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. These risks include, but are not limited to, dependence on a single mining project, our need for financing and government approval to complete land purchases and to develop the project, potential delays in development of the Las Cruces project, imprecision of estimates, uncertainty of government subsidies, volatility of copper prices, currency fluctuations, international political instability, our significant indebtedness, risks associated with mining activities, risks of development in foreign countries, environmental and other laws and regulations, competition, our reliance upon key executives and risks related to our majority shareholder and lender. Each of these risks and certain other uncertainties are discussed in more detail in our 2003 10-K, and our Registration Statement on Form S-1 (File No. 333-116344). There may also be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements made by or on our behalf should be considered in light of these factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See note 1 to the consolidated financial statements in our 2003 10-K for additional information regarding forward sales activities.

Copper Price Risk

Our future profitability and long-term viability will depend, in large part, on the market price of copper. Market prices for copper are volatile and are affected by numerous factors beyond our control, including expectations regarding inflation, global and regional demand, speculative activities, political and economic conditions, and production costs in major copper producing regions. The aggregate effect of these factors on copper prices is impossible for us to predict. A decrease in copper prices could adversely affect our ability to finance the development of the Las Cruces project, which would have a material adverse affect on our results of operations and financial condition. Based on the feasibility study, a $0.01 decrease or increase in the price per pound of copper could reduce or increase annual cash flows from the Las Cruces project by up to $1 million.

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

In the past we have entered into option contracts and forward sales contracts to establish a minimum selling price on some of the ounces of gold that we produce. We do not enter into option or sales contracts for the purpose of speculative trading. Our current policy provides for the use of forward sales contracts for up to 80% of the remaining residual production at the Castle Mountain Mine. However, we expect to sell the remaining production primarily at spot prices at various times. At June 30, 2004 and 2003, we had no ounces of gold sold under forward sales contracts.

Foreign Currency Exchange Rate Risk

Most of our activities are located in Spain. We also conduct exploration activities in other countries from time to time. Our future profitability could be affected by fluctuations in foreign currencies relative to the U.S. dollar. A 10% increase in the value of the euro relative to the U.S. dollar could increase our estimate of the cost to develop the Las Cruces project by $34 million. We have not entered into any foreign currency contracts or other derivatives to establish a foreign currency protection program.

Interest Rate Risk

At June 30, 2004, we had borrowed $49.8 million under Credit Facility. The Credit Facility carries a variable interest rate equal to the prime rate. At June 30, 2004, the prime rate was 4.0%. A 1% increase in the prime rate would increase our annual interest expense by approximately $0.5 million. We have not undertaken any hedging activities with respect to the Credit Facility.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of June 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2004.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are party to various litigation matters incidental to the conduct of our business. There is no pending or threatened legal proceeding to which we are a party that, in the opinion of our management, is likely to have a material adverse effect on our future financial results or financial condition.

On December 1, 2003, a coordinator of Ecologists in Action, a Spanish environmental group, lodged an appeal of the awarding of the mining concession to Cobre Las Cruces through the Spanish administration decisions appeal system, alleging that the concession should be found null and void because a revised environmental impact study is required and the environmental guarantee is insufficient. While the outcome of the appeal process is subject to uncertainties and we cannot assure you that the outcome will be favorable to us, based on our preliminary evaluation of the issues and the outcomes in similar proceedings, we believe that the matter will be resolved without a material adverse effect on our ability to proceed with the development of the Las Cruces project.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 5, 2004, we held our annual meeting of stockholders in Salt Lake City, Utah. The first item of business was the election of one director. The votes were tabulated as follows: G. Frank Joklik received 29,667,964 votes and 4,501 votes were withheld. Four directors who were not up for re-election continue to serve as directors: G. Robert Durham, Robert R. Gilmore, Thomas E. Mara and James P. Miscoll. The second item of business was a proposal to ratify the selection of PricewaterhouseCoopers LLP as independent accountants to audit our consolidated financial statements for the year ending December 31, 2004. The votes were tabulated as follows: 29,671,239 were cast for, 1,201 were cast against, and 25 abstained. The third item of business was a proposal to amend the Certificate of Incorporation of the Company to increase the authorized shares of common stock of the Company from 80 million to 125 million. The votes were tabulated as follows: 29,656,654 were cast for, 13,911 were cast against, and 1,900 abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed with this report:

3.1	Certificate of Ownership and Merger of MK Resources Company with and into MK Gold Company.

10.1	Loan Conversion Agreement dated July 26, 2004 between MK Resources Company and Leucadia National Corporation.

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) During the quarter ended June 30, 2004, we filed reports on Form 8-K dated June 9, June 10 and June 21, 2004, each of which sets forth information under Item 5, “Other Events and Regulation FD Disclosure,” and Item 7, “Financial Statements and Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MK RESOURCES COMPANY

/s/ John C. Farmer
John C. Farmer
Chief Financial Officer and Secretary
(Authorized Signatory and
Principal Financial and Accounting Officer)

Date: August 13, 2004

INDEX TO EXHIBITS

Exhibits
3.1	Certificate of Ownership and Merger of MK Resources Company with and into MK Gold Company.

10.1	Loan Conversion Agreement dated July 26, 2004 between MK Resources Company and Leucadia National Corporation.

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.