Form 10-Q
period 2004-09-30
MK RESOURCES CO
filed 2004-11-15
CIK 913586

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

On November 9, 2004, there were 37,525,649 outstanding shares of the registrant’s common stock.

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

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with our Annual Report on Form 10-K for the year ended December 31, 2003, as amended (the “2003 10-K”). Our 2003 10-K contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three and nine month periods ended September 30, 2004 with the same periods in 2003.

Various amounts in this report are quoted in euros and translated into U.S. dollars. All U.S. dollar/euro conversion amounts, except for amounts included in our unaudited interim consolidated financial statements and related disclosures, which are translated in accordance with accounting principles generally accepted in the United States of America, were converted using the currency exchange rate in effect on November 4, 2004, which was approximately 0.7764 euro per U.S. dollar.

MK RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Thousands of dollars except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUE:
Product sales	$176	$281	$754	$1,111

Total revenue	176	281	754	1,111

OPERATING EXPENSES:
Product sales	28	187	291	454
Accretion expense	15	19	45	57
Project development	89	279	232	404

Total operating expenses	132	485	568	915

GROSS PROFIT (LOSS)	44	(204)	186	196

Exploration costs	(93)	(107)	(262)	(368)
General and administrative expenses	(527)	(465)	(1,907)	(1,375)
Gain on disposal of assets	13	6	24	51

LOSS FROM OPERATIONS	(563)	(770)	(1,959)	(1,496)

Litigation settlement, net	—	36	—	36
Bankruptcy recovery	—	—	994	98
Gain on exchange of partnership interest, net	—	—	—	1,945
Other income	5	—	5	—
Investment income and dividends	2	10	17	38
Interest expense	(5)	(4)	(22)	(17)

Income (loss) before income taxes	(561)	(728)	(965)	604
Income tax provision	—	—	(1)	(25)

Net income (loss)	$(561)	$(728)	$(966)	$579

Basic and diluted income (loss) per share	$(0.01)	$(0.02)	$(0.03)	$0.02

The accompanying notes are an integral part of the consolidated financial statements.

MK RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Thousands of dollars except par value)

	September 30, 2004	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,741	$2,634
Restricted cash	515	874
Equity securities	1,438	2,167
Gold bullion held for sale	—	96
Receivables	622	344
Inventories	—	37
Other	58	68

Total current assets	4,374	6,220

Mining properties, plant and mine development, net	90,721	82,589
Equity securities	65	97
Restricted investment securities	—	873
Restricted cash	1,043	379
Other	2,664	—

TOTAL ASSETS	$98,867	$90,158

(continued)

MK RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Thousands of dollars except par value)

	September 30, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$731	$1,732
Current portion of asset retirement obligation	562	874
Other accrued liabilities	1,500	467

Total current liabilities	2,793	3,073

Line of credit – Leucadia National Corporation	53,000	41,500
Asset retirement obligation	487	597
Deferred income tax liability	3,967	3,967

Total liabilities	60,247	49,137

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.01; 125,000,000 and 80,000,000 shares authorized at September 30, 2004 and December 31, 2003, respectively; 37,525,649 and 37,545,500 shares issued at September 30, 2004 and December 31, 2003, respectively; 37,525,649 shares outstanding at September 30, 2004 and December 31, 2003	375	375
Capital in excess of par value	83,004	83,023
Accumulated deficit	(53,752)	(52,786)
Treasury stock at cost, 19,851 shares	—	(19)
Accumulated other comprehensive income	8,993	10,428

Total stockholders’ equity	38,620	41,021

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,867	$90,158

The accompanying notes are an integral part of the consolidated financial statements.

(concluded)

MK RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$(966)	$579
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation, depletion and amortization	15	18
Accretion expense	45	57
Litigation settlement	—	(38)
Bankruptcy recovery	(994)	(98)
Gain on exchange of partnership interest, net	—	(1,945)
Gain on disposal of assets	(24)	(51)
Changes in operating assets and liabilities:
Gold bullion held for sale	96	(74)
Receivables	(278)	233
Inventories	37	45
Other current assets	10	54
Restricted cash	(305)	(742)
Accounts payable and other accrued liabilities	(60)	1,273
Asset retirement obligation	(467)	(227)

Total adjustments	(1,925)	(1,495)

Net cash used by operating activities	(2,891)	(916)

INVESTING ACTIVITIES:
Additions to mining properties, plant and mine development	(9,765)	(5,914)
Proceeds from disposal of assets	24	51
Proceeds from sale of investment securities	994	748
Proceeds from sale of restricted investment securities	873	—
Purchase of investment securities	—	(45)

Net cash used by investing activities	(7,874)	(5,160)

FINANCING ACTIVITIES:
Net borrowings under line of credit– Leucadia National Corporation	11,500	6,800
Increase in other assets	(1,572)	—

Net cash provided by financing activities	9,928	6,800

EFFECT OF EXCHANGE RATES ON CASH	(56)	(19)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(893)	705
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,634	1,426

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,741	$2,131

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$22	$17
Income taxes paid, net	$1	$25

The accompanying notes are an integral part of the consolidated financial statements.

MK RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the nine months ended September 30, 2004 and 2003

(Thousands of dollars except per share data)

	Common Stock $0.01 Par Value	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
January 1, 2003	$374	$82,869	$(52,987)	$(19)	$1,187	$31,424

Net income			579			579
Other comprehensive income:
Net change in unrealized gain on investments					233	233
Net change in unrealized foreign exchange gain					5,228	5,228

Comprehensive income						6,040

September 30, 2003	$374	$82,869	$(52,408)	$(19)	$6,648	$37,464

January 1, 2004	$375	$83,023	$(52,786)	$(19)	$10,428	$41,021

Net loss			(966)			(966)
Other comprehensive loss:
Net change in unrealized gain on investments					(761)	(761)
Net change in unrealized foreign exchange gain					(674)	(674)

Comprehensive loss						(2,401)
Cancellation of treasury stock		(19)		19

September 30, 2004	$375	$83,004	$(53,752)	$—	$8,993	$38,620

The accompanying notes are an integral part of the consolidated financial statements.

MK RESOURCES COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands except per share data)

1. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended (“2003 10-K”). The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2003 was derived from the audited consolidated financial statements contained in the 2003 10-K and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

Certain amounts for prior periods have been reclassified to be consistent with the 2004 presentation.

As previously disclosed in the Company’s 2003 10-K, the mineral rights relating to the Las Cruces project were classified as an intangible asset at December 31, 2003. Effective April 2004, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force’s consensus that mineral rights should be accounted for as tangible assets and classified as a component of property and equipment. In accordance with this pronouncement, the Company has reclassified this asset, which had a balance of $48,404, from intangible assets—mineral rights to mining properties, plant and mine development, net, in the consolidated balance sheet as of December 31, 2003.

MK RESOURCES COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands except per share data)

Stock-Based Compensation

The Company accounts for stock options granted using Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost has been recognized for its fixed stock option awards. There is no other stock-based compensation. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to FASB Statement No. 123,” the Company’s net income (loss) and related per share amounts would have changed to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$(561)	$(728)	$(966)	$579
Deduct: Total stock-based compensation expense determined using the fair value method for all awards, net of related tax effects	(1)	(4)	(3)	(12)

Pro forma net income (loss)	$(562)	$(732)	$(969)	$567

Net income (loss) per share:
Basic – as reported	$(0.01)	$(0.02)	$(0.03)	$0.02
Basic – pro forma	$(0.01)	$(0.02)	$(0.03)	$0.02
Diluted – as reported	$(0.01)	$(0.02)	$(0.03)	$0.02
Diluted – pro forma	$(0.01)	$(0.02)	$(0.03)	$0.02

2. PROJECT DEVELOPMENT

The Company, through its wholly-owned subsidiary Cobre Las Cruces, S.A., owns the exploration and mineral rights to the Las Cruces project, a development stage copper project in the Pyrite Belt of Spain. The Las Cruces project was acquired by the Company on September 1, 1999 when the Company acquired Cobre Las Cruces, formerly known as Riomin Exploraciones, S.A., from Rio Tinto plc.

Mining at the Las Cruces project will be subject to permitting, obtaining financing, and completion of engineering and construction. Although the Company believes necessary permitting for the project will be obtained, the Company cannot guarantee that such will be the case, and no assurance can be given that the Company will obtain financing for the project. Further, there may be other political and economic circumstances that could prevent the Company from completing development of the project. See also Note 11.

3. MINING JOINT VENTURE

The Company owns a 25% undivided interest in the Castle Mountain Venture (“CMV”), which prior to May 2001 operated a gold mine in San Bernardino County, California. During the third quarter of 2001, gold reserves at the mine were exhausted, mining operations ceased and mine closure and reclamation activities began. Mine closure and reclamation activities continued during the third quarter of 2004. The results for the CMV have been proportionally reflected in the accompanying consolidated financial statements.

Gold production at the Castle Mountain Mine continued during the third quarter of 2004 as residual gold was recovered from the leach pads during the closure and reclamation phase. Minimal

MK RESOURCES COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands except per share data)

residual gold production is expected to continue during 2004 as a result of continued rinsing of the leach pad. As part of closure activities at the mine, mining equipment and assets were sold during the three and nine month periods ended September 30, 2004 and 2003, resulting in a gain on disposal of assets of $10 and $21, respectively, for the 2004 periods and $6 and $51, respectively, for the 2003 periods.

4. EQUITY SECURITIES

On April 21, 2003, the Company exchanged all of its limited partnership units of Peru Exploration Venture LLLP (“Peru Exploration”) for a total of 4,821,905 common shares of Bear Creek Mining Corporation (“Bear Creek”), a publicly traded Canadian mineral exploration company (TSX Venture Exchange: BCM). The exchange was made in connection with the acquisition by Bear Creek (formerly EVEolution Ventures, Inc.) of all outstanding limited partnership interests of Peru Exploration and all outstanding shares of Peru Exploration’s general partner.

Pursuant to the terms of the exchange, the Company was restricted from publicly selling all but 2% of its shares of Bear Creek for six months following the exchange, at which time an additional 15% of the shares held by the Company was released from such restrictions. For a period of 12 months thereafter, the restrictions lapse with respect to additional increments of the shares every three months, with 91% of the shares released from such restrictions 18 months following the exchange. The restrictions lapse with respect to the remaining 9% of the shares every six months thereafter in 3% increments, with 100% of the shares released from such restrictions 36 months following the exchange. Due to the significant restrictions, the restricted shares were initially valued at less than the traded market prices.

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

At September 30, 2004, the fair value of the Company’s investment in the common shares of Bear Creek is less than the initial recorded value. Based on the Company’s evaluation of available information, the Company does not believe there is a basis to conclude that this reduction in fair value is other-than-temporary; therefore, no impairment has been recognized in the Company’s consolidated financial statements.

In an evaluation of the near-term prospects of Bear Creek, the Company has determined that Bear Creek has several ongoing exploration programs and the success of any of these programs could allow the Company to recover its investment in Bear Creek. The Company has the ability and intent to hold this investment for a reasonable period of time sufficient to allow for a recovery of fair value.

The Company’s ability to realize the recorded value of its shares of Bear Creek is subject to various risks, including Bear Creek’s performance in the future, volatility in the market price for the shares and the existence of sufficient market liquidity to absorb the Company’s position, all of which are

MK RESOURCES COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands except per share data)

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

6. RELATED PARTY TRANSACTIONS

At September 30, 2004, the Company had outstanding borrowings of $53,000 under its $55,000 credit facility with Leucadia National Corporation (the “Credit Facility”). For the three and nine month periods ended September 30, 2004, approximately $577 and $1,502, respectively, in interest and commitment fees were paid to Leucadia under the Credit Facility, compared to $377 and $1,097, respectively, for the same periods in 2003. Approximately $573 and $1,484, respectively, in interest relating to the Las Cruces project was capitalized for the three and nine month periods ended September 30, 2004, compared to $374 and $1,080, respectively, for the same periods in 2003. At September 30, 2004, loans outstanding under the Credit Facility bore interest equal to the prime rate, and interest and commitment fees are payable quarterly. The prime rate at September 30, 2004 was 4.75%. The terms of the Credit Facility were subsequently amended on October 13, 2004. See Note 11.

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

MK RESOURCES COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands except per share data)

8. EARNINGS (LOSS) PER SHARE

The Company’s authorized common stock consists of 125 million shares, each having a par value of $0.01. Information related to the calculation of earnings per share follows:

	2004		2003
	Basic	Diluted	Basic	Diluted
Three months ended September 30
Net loss	$(561)	$(561)	$(728)	$(728)
Shares	37,525,649	37,525,649	37,395,649	37,395,649

Per share net loss	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Nine months ended September 30
Net income (loss)	$(966)	$(966)	$579	$579
Shares	37,525,649	37,525,649	37,395,649	37,399,687

Per share net income (loss)	$(0.03)	$(0.03)	$0.02	$0.02

Options to purchase 1,875,000 and 1,895,000 weighted average shares of common stock during the three months ended September 30, 2004 and 2003, respectively, and 1,875,000 and 1,857,500 weighted average shares of common stock during the nine months ended September 30, 2004 and 2003, respectively, were not included in the computation of diluted per share amounts because they were antidilutive.

9. BANKRUPTCY RECOVERY

As part of a court approved bankruptcy plan of Washington Group International, Inc. (“Washington Group”), the Company, as an unsecured creditor, has received various distributions of common stock and warrants to purchase additional common shares of Washington Group. For the nine month period ended September 30, 2004, the Company received distributions of common shares and warrants to purchase additional common shares of Washington Group, with a combined market value of $994 compared to $98 for the nine month period ended September 30, 2003. These securities were sold immediately upon receipt. The Company did not receive distributions during the three month periods ended September 30, 2004 and 2003. The Company has recorded these amounts as income in the periods in which they were received.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a summary of accumulated other comprehensive income at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Net unrealized gain (loss) on investments	$(466)	$295
Net unrealized foreign exchange gain	9,459	10,133

	$8,993	$10,428

Total comprehensive income (loss) was $826 and $350, respectively, for the three months ended September 30, 2004 and 2003 and $(2,401) and $6,040, respectively, for the nine months ended September 30, 2004 and 2003.

MK RESOURCES COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands except per share data)

11. PROPOSED PUBLIC OFFERING AND DEBT CONVERSION

The Company has filed a registration statement with the Securities and Exchange Commission and a Canadian preliminary prospectus with securities regulatory authorities in Canada for a proposed public offering of up to 70,150,000 shares of its common stock to finance a portion of the development costs of the Las Cruces project. In anticipation of the proposed public offering, the Company increased its authorized common stock to 125,000,000 shares. Due to unfavorable market conditions, the Company’s initial efforts to complete this offering were unsuccessful. As a result, the Company is currently focusing on alternative sources of funding for the Las Cruces project, including debt financing from other sources, entering into one or more joint ventures or an outright sale of its interest in the Las Cruces project. In addition, the Company is continuing to evaluate its ability to complete the proposed public offering, which will depend primarily on market conditions and other factors beyond its control. Through September 30, 2004, the Company had incurred $2,664 in costs related to the proposed offering. Such costs have been recorded as deferred offering costs and are included in other assets. If the offering is not completed, the amount will be charged to expense.

Effective October 13, 2004, the Credit Facility with Leucadia was amended to, among other things, increase the amount available for borrowing from $55,000 to $75,000, increase the interest rate from the prime rate to the prime rate plus 3.0% and include a conversion feature which (1) provides for the automatic conversion of all outstanding loans under the Credit Facility into shares of Common Stock at the public offering price in the event the proposed public offering by the Company of its Common Stock is consummated and (2) permits Leucadia to convert from time to time all or a portion of the outstanding loans under the Credit Agreement into shares of Common Stock at a conversion price of $1.75 per share if the proposed public offering is withdrawn. Because the $1.75 conversion price was below the $2.75 trading price for the Company’s Common Stock on the date the Credit Facility was amended, there is a beneficial conversion feature of approximately $30,900. The $30,900 will be recorded in the fourth quarter of 2004 as a debt discount with a corresponding increase in capital in excess of par value. The debt discount will be amortized to expense over the remaining 15-month term of the debt. If the proposed public offering is completed, the unamortized debt discount will be reversed with a corresponding decrease in capital in excess of par value. The Credit Facility has an expiration date of January 3, 2006. Leucadia may terminate the Credit Facility on December 15 of any year, provided Leucadia notifies the Company of the termination prior to September 15 of that year. Leucadia has the right to terminate the Credit Facility at any time when it owns less than 45% of the Company’s outstanding common stock. Leucadia has notified the Company that it does not intend to terminate the Credit Facility prior to December 15, 2005, regardless of whether its ownership falls below the 45% threshold as a result of the proposed public offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section discusses our consolidated financial condition, liquidity and capital resources and results of operations. You should read this analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2003 10-K. This section also contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Cautionary Statement for Forward-Looking Information” below and elsewhere in this and other reports filed by us with the Securities and Exchange Commission.

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

Surface Rights. Mineral rights and surface land are separately transferable under Spanish law. Although we own the mineral rights to the Las Cruces orebody, we do not currently own or lease all of the land above the orebody or certain adjacent land that may be necessary to develop and operate the project. In the aggregate, we may need to purchase or lease up to 954 hectares, or approximately 3.7 square miles, of land and associated rights-of-way. We will need to purchase or lease approximately 835 hectares of this land in order to complete the final processing of some of our additional water permit applications and bring the mine into production. During 2003, we leased approximately 50 hectares of the land necessary to bring the mine into production. In March 2004, we entered into an agreement to purchase an additional 500 hectares of land necessary to bring the mine into production. We subsequently entered into agreements with several small landowners to acquire an aggregate of approximately 163 additional hectares of necessary land. As a result, we have secured approximately 713 hectares (approximately 85%) of the 835 hectares of land required to bring the mine into production. Currently, we are negotiating with other landowners to acquire the remaining 15% of the initial land needed for the project. We have also initiated proceedings to cause the Andalusian government to expropriate the land if our negotiations with landowners are unsuccessful. Expropriation is commonly used by holders of mineral rights in Spain, in accordance with government laws, to acquire surface land necessary for the extraction of minerals. If it becomes necessary for us to expropriate the land, this procedure could significantly delay development of the project.

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

The initial capital costs of the project are estimated at approximately 280 million euros, or approximately $361 million, including working capital, land purchases and contingencies, but excluding reclamation bonding requirements, inflation, interest during construction and other financing costs. The estimated capital costs reflect an overall reduction in costs as a result of the process plant improvements described above. The estimated capital costs of the Las Cruces project are based on PAH’s review of the DMT-Outokumpu feasibility study, and those estimates could change after the detailed engineering process has been completed.

Based on the independent review by PAH of the DMT-Outokumpu feasibility study, we believe that the Las Cruces project has the potential to be a low-cost producer. We believe that cash operating costs per pound of copper produced will average 0.33 euro, or approximately $0.43, per pound of copper over the life of the project, which would place the project among the lowest cost copper producers in the world. Cash operating costs include charges for mining ore and waste, processing ore through milling and leaching facilities, royalties and other cash costs. Charges for reclamation work done during mining operations are also included in cash costs. Cash operating costs do not include sustaining capital costs over the life of the mine or charges for reclamation work to be performed after production ceases. Based on the independent review by PAH of the DMT-Outokumpu feasibility study, sustaining capital costs are expected to average approximately 1.5 million euros, or approximately $1.9 million, per year, and will be funded by cash provided by operations. Post-production closure and reclamation expenses are estimated at approximately 43 million euros, or approximately $55 million, excluding salvage values and other factors that could partially offset these expenses.

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

Financing and Subsidies. Funding for the development and advancement of the Las Cruces project to date has principally come from the Credit Facility and other available resources of cash and cash equivalents. Our current cash resources will not be sufficient to cover all projected expenses necessary to bring the Las Cruces project into commercial production. We estimate that the initial capital costs to bring the Las Cruces project into commercial production are approximately 280 million euros, or approximately $361 million, including working capital, land purchases and contingencies, but excluding interest, reclamation bonding requirements, inflation, and other financing costs. The estimated capital costs of the Las Cruces project are based on the independent review by PAH of the DMT-Outokumpu feasibility study, and those estimates could change after the detailed engineering process has been completed.

Proposed Public Offering of Common Stock

We have filed a registration statement with the Securities and Exchange Commission and a Canadian preliminary prospectus with securities regulatory authorities in Canada for a proposed public offering of up to 70,150,000 shares of our common stock to finance a portion of the development costs of the Las Cruces project. Due to unfavorable market conditions, our initial efforts to complete this offering were unsuccessful. As a result, we are currently focusing on alternative sources of funding for the Las Cruces project, including debt financing from other sources, entering into one or more joint ventures or an outright sale of our interest in the Las Cruces project. In addition, we are continuing to evaluate our ability to complete the proposed public offering, which will depend primarily on market conditions and other factors beyond our control.

Through September 30, 2004, we had incurred $2,664 in costs related to the proposed offering. Such costs have been recorded as deferred offering costs and are included in other assets. If the offering is not completed, the amount will be charged to expense. If the proposed public offering is completed, Leucadia has agreed, effective October 13, 2004, to convert our outstanding debt under our Credit

Facility into shares of our common stock at the price at which shares are sold to the public in the proposed public offering. For information about the Credit Facility, including Leucadia’s conversion alternatives, see Liquidity and Capital Resources.

Debt Financing

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

Subsidies

In June and July 2001, we submitted subsidy applications to central and regional governments in Spain. Upon their review of the applications, these governments recommended subsidies of up to 52.8 million euros, or approximately $68 million. Because the recommendation exceeded 50 million euros, it required the approval of the European Commission, which has been obtained.

In May 2003, the Ministry of Economy for Spain granted, and we accepted, a Regional Incentives Subsidy of 36.9 million euros, or approximately $47.5 million, for the development of the Las Cruces project. In March 2004, the Regional Ministry for Employment and Technological Development for Andalusia, Spain, granted, and we accepted, a Special Action Zone subsidy of 10.6 million euros, or approximately $13.7 million, for the development of the Las Cruces project. Receipt of these subsidies is subject to several conditions, including job creation, minimum equity requirements for Cobre Las Cruces, the receipt of necessary permits, and qualifying capital expenditures of at least 264 million euros, or approximately $340 million, for engineering, plant, land and equipment. In order to receive the subsidies we were required to have incurred at least 25% of the qualifying capital expenditures by March 27, 2004 and the full amount of qualifying capital expenditures by March 27, 2006. Since we did not receive all of the necessary permits and financing by the 2004 deadline, we were not in a position to incur the requisite capital expenditures by that date, and, accordingly, did not meet this condition at that time. We have obtained an extension of the March 27, 2004 deadline until March 27, 2005. If we are unable to meet this deadline or future deadlines without obtaining extensions, we will lose the right to receive the subsidies. If we are able to satisfy the capital expenditure requirements and the other conditions, we will be eligible to receive the subsidies. The amount of qualified expenditures required, as well as the subsidies granted, were based on our initial estimates and assumptions relating to the Las Cruces project. If our actual expenditures differ significantly from these estimates, the governmental authorities may adjust the amount of qualified expenditures we are required to make and the amount of subsidies we are eligible to receive.

The subsidies granted to date represent 47.5 million euros of the 61.2 million euros of subsidies recommended by the central and regional governments. An additional subsidy from the regional government of Andalusia, if granted, could provide up to 5.3 million euros, or approximately $6.8 million, of additional funds for the development of the project. The regional government is conducting the final review of this application, which was submitted in 2001.

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

In connection with the granting of the mining concession we will be required to:

•	post an environmental restoration bond and a contingency bond in the amount of 13.7 million euros, or $17.6 million, and 5.0 million euros, or $6.4 million, respectively;

•	increase the share capital of Cobre Las Cruces to 30% of the total investment in the project in accordance with a condition of the Regional Incentive Subsidy granted to us in March 2003;

•	obtain civil liability insurance coverage;

•	present a geotechnical monitoring plan to ensure the stability of the open pit slopes;

•	engage an independent environmental control agency; and

•	comply with the terms of the DEI.

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

Other Permits. We must obtain various licenses and permits in connection with the operation and development of the Las Cruces project. The Andalusian government is currently processing, among others, the permits relating to environmental emissions and discharges, stream diversion, hydraulic public domain utilization, work and activities, municipal licenses and authorization for low voltage electricity lines and electric substation. Additionally, pursuant to Law 7/2002 on Town Planning in Andalusia, we are required to submit a “special plan,” which must be approved by the Andalusian government, in connection with certain municipal construction licenses necessary for the development of the Las Cruces project. We have submitted the special plan to the Andalusian government, which has given its initial approval and submitted the special plan for public comment. We have also entered into an agreement with the three municipalities from which we are required to obtain construction licenses. The agreement, which is subject to the special plan, obligates us to pay an aggregate compensatory fee of 3.5 million euros, or approximately $4.5 million, to the municipalities. The compensatory fee will be used for local projects and is payable in installments of 15% upon approval of the special plan, 15% upon approval of the municipal construction licenses, 35% at the end of the first year of production and 35% at the end of the second year of production.

The transition to Spanish legislation of EU Directive 96/61 on Integrated Pollution Prevention and Control, or IPPC, will result in an integrated system of environmental permitting for the different environmental regimes. This includes stricter emission limits than those currently in force. We have applied for authorization under the new IPPC regulation, and we expect that this authorization will be granted by the end of 2004.

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

Other Permit-Related Matters. On December 1, 2003, a coordinator of Ecologists in Action, a Spanish environmental group, lodged an appeal of the awarding of the mining concession to Cobre Las Cruces through the Spanish administration decisions appeal system, alleging that the concession should be found null and void because a revised environmental impact study is required and the environmental guarantee is insufficient. On August 26, 2004, Cobre Las Cruces received notification from the Confederacion Hidrografica del Guadalquivir (Environmental Ministry) of an appeal lodged by Ecologists in Action against the resolution granting the authorization of the dewatering-reinjection system. The appeal is in the High Court of Seville. While the outcome of the appeal process is subject to uncertainties and we cannot assure you that the outcome will be favorable to us, based on our preliminary evaluation of the issues and the outcomes in similar proceedings, we believe that the matters will be resolved without a material adverse effect on our ability to proceed with the development of the Las Cruces project.

Results of Operations

Gold Production. Our attributable share of gold production from the Castle Mountain Venture for the three and nine month periods ended September 30, 2004 was 251 ounces and 1,767 ounces, respectively, compared to 804 ounces and 2,958 ounces for the three and nine month periods ended September 30, 2003. This represents a decrease in production of 553 ounces, or 69%, for the three month period and 1,191 ounces, or 40%, for the nine month period, compared to the same periods in 2003. The decrease in production is due to declining residual gold recovery from the leach pads. Future gold production will continue to decline as residual gold is recovered from the leach pads during the closure and reclamation phase at the mine. Minimal residual gold production is expected to continue during the fourth quarter of 2004 as a result of continued rinsing of the leach pad.

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

Our product sales revenue decreased $0.1 million, or 37%, to $0.2 million for the three month period ended September 30, 2004, and $0.35 million, or 32%, to $0.8 million for the nine month period ended September 30, 2004, compared to the same periods in 2003. The decrease in revenue is due to declining gold production, partially offset by higher realized gold prices. Future product sales revenue will continue to decline as residual gold production decreases during the reclamation and closure phase at the Castle Mountain Mine.

During the three and nine month periods ended September 30, 2004, we sold no gold under forward sales contracts and 440 and 1,885 ounces of gold, respectively, on the spot market. During the same periods in 2003, we sold no gold under forward sales contracts and 760 and 3,130 ounces of gold, respectively, on the spot market. As of September 30, 2004, we had no gold sold under forward sales contracts. While we have used forward sales contracts in the past, we expect that our future gold sales from residual production at the Castle Mountain Mine will be made primarily at spot prices.

For the nine month period ended September 30, 2004, the average price realized per ounce of gold was $398, compared to $355 per ounce for the same period in 2003. The average spot price for the nine month period ended September 30, 2004 was $401 per ounce, compared to $354 per ounce for the same period in 2003.

Project Development Costs. Project development costs for the three and nine month periods ended September 30, 2004 and 2003 represent costs related to the Las Cruces Project that have not been capitalized, such as public relations and employee related costs.

Gross Profit. We recognized gross profit from product sales for the three and nine month periods ended September 30, 2004 of $0.1 million and $0.4 million, respectively, compared to $0.1 million and $0.6 million, respectively, for the same periods in 2003. Gross profit in 2004 decreased primarily due to declining gold production, partially offset by higher realized gold prices. Future gross profit should continue to decline as residual gold production decreases at the Castle Mountain Mine.

Exploration Costs. Exploration costs for the three and nine month periods ended September 30, 2004 decreased 13% and 29%, respectively, compared to the same periods in 2003. The decrease in expenditures is due to fewer properties being evaluated in 2004. During the nine months ended September 30, 2004, we focused our exploration efforts on our exploration programs in Nevada and Spain.

General and Administrative Expenses. General and administrative expenses for the three and nine month periods ended September 30, 2004 increased 13% and 39%, respectively, compared to the same periods in 2003. The increase in expenses for the three month period ended September 30, 2004 is due primarily to higher corporate governance costs. The increase in expenses for the nine months ended September 30, 2004 is due primarily to executive bonus and severance costs and higher corporate governance costs.

Bankruptcy Recovery. As part of a court approved bankruptcy plan of Washington Group International, Inc. (“Washington Group”), we received, as an unsecured creditor, various distributions of common stock and warrants to purchase additional common shares of Washington Group. For the nine month period ended September 30, 2004, we received distributions of common shares and warrants to purchase additional common shares of Washington Group, with a combined market value of $1.0 million compared to $0.1 million for the nine month period ended September 30, 2003. These securities were sold immediately upon receipt. We did not receive a distribution during the three month periods ended September 30, 2004 or 2003. We have recorded these amounts as income in the periods in which they were received.

Unconsolidated Affiliate. On April 21, 2003, we exchanged all of our limited partnership units of Peru Exploration Venture LLLP for a total of 4,821,905 common shares of Bear Creek Mining Corporation, a publicly traded Canadian mineral exploration company (TSX Venture Exchange: BCM). As a result of this exchange, we recorded, in the second quarter of 2003, a non-cash gain of $1.9 million, net of related expenses, based upon the estimated value of the common shares received. Although generally accepted accounting principles required us to record this gain, it does not necessarily reflect the value we may ultimately realize from this investment. Our ability to realize the recorded value of our shares of Bear Creek is subject to various risks, including Bear Creek’s performance in the future, volatility in the market price for the shares and the existence of sufficient market liquidity to absorb our position, all of which are beyond our control. In addition, we are restricted from publicly selling most of our shares of Bear Creek over an 18-month period following the exchange, as described in note 4 to the unaudited interim consolidated financial statements. The restrictions on our ability to sell our Bear Creek stock could negatively impact the value we will ultimately receive for the shares. As a result, the amount we will realize from this investment is uncertain.

Interest Expense. Interest expense for the three and nine month periods ended September 30, 2004 and 2003 consisted primarily of the cost of the commitment fee on our Credit Facility, which is based on the amount available under the facility. For the three and nine month periods ended September 30, 2004, we capitalized $0.6 million and $1.5 million, respectively, in interest relating to the Las Cruces project. For the three and nine month periods ended September 30, 2003, we capitalized $0.4 million and $1.1 million, respectively, in interest relating to the Las Cruces project.

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

Liquidity and Capital Resources

Our principal sources of funds are the Credit Facility, available resources of cash and cash equivalents, equity securities and cash generated from residual gold production at the Castle Mountain Mine. At September 30, 2004, we had cash and cash equivalents of $1.7 million and equity securities of $1.5 million (of which $1.4 million was available for sale within 12 months), representing a decrease in cash and cash equivalents, equity securities and gold bullion of $1.7 million from December 31, 2003. After giving effect to the recent increase in the Credit Facility, as discussed below, at September 30, 2004, we had $22 million of available borrowings under the Credit Facility. Our cash resources are not sufficient to cover all projected costs and expenses necessary to commence mining at the Las Cruces project. We estimate that the initial capital cost will be approximately 280 million euros, or approximately $361 million, to bring the Las Cruces project into production, excluding reclamation bonding requirements, inflation, interest and other financing costs.

In June 2004, we filed a registration statement with the Securities and Exchange Commission and a Canadian preliminary prospectus with securities regulatory authorities in Canada for a proposed public offering of up to 70,150,000 shares of our common stock. Due to unfavorable market conditions, our initial efforts to complete this offering were unsuccessful. As a result, we are currently focusing on alternative sources of funding for the Las Cruces project, including debt financing from other sources, entering into one or more joint ventures or an outright sale of our interest in the Las Cruces project. In addition, we are continuing to evaluate our ability to complete the proposed public offering, which will depend primarily on market conditions and other factors beyond our control.

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

Net cash used by operating activities was $2.9 million for the nine months ended September 30, 2004 compared to $0.9 million for the same period in 2003. The increase in cash used by operating activities during the nine months ended September 30, 2004 compared to the same period in 2003 is due primarily to decreased gold sales, increased general and administrative expenditures and reductions in accounts payable and other liabilities.

In March 1998, we entered into the Credit Facility with Leucadia National Corporation. Through various amendments, the most recent of which was effective October 13, 2004, the Credit Facility has been amended to increase the facility to $75 million and increase the interest rate from the prime rate to the prime rate plus 3%. The Credit Facility has an expiration date of January 3, 2006. Leucadia may terminate the Credit Facility on December 15 of any year, provided Leucadia notifies us of the termination prior to September 15 of that year. Leucadia has the right to terminate the Credit Facility at any time when it owns less than 45% of our outstanding common stock. Leucadia has notified us that it does not intend to terminate the Credit Facility prior to December 15, 2005, regardless of whether its ownership falls below the 45% threshold as a result of the proposed public offering. At September 30, 2004, we had outstanding borrowings under the Credit Facility of $53 million. The prime rate at September 30, 2004 was 4.75%. Interest and commitment fees are payable quarterly. Interest paid to Leucadia under the Credit Facility for the nine months ended September 30, 2004 and 2003 was approximately $1.5 million and $1.1 million, respectively. A substantial portion of these interest payments relates to financing for the Las Cruces project. Interest related to the Las Cruces project is capitalized and is not reflected as interest expense in our consolidated statements of operations. Instead, capitalized interest is added to mining properties, plant and mine development on our consolidated balance sheets.

The Credit Facility requires us to maintain certain financial ratios. From time to time, we have requested waivers with respect to certain of these financial ratios. Although Leucadia has granted to us the waivers necessary for us to comply with the financial covenants contained in the Credit Facility, we may need additional waivers in the future, and we cannot provide any assurance that Leucadia would grant any such additional waivers.

If the proposed public offering is completed, Leucadia has agreed, pursuant to the October 13, 2004 amendment to our Credit Facility, to convert our outstanding debt under our credit facility into shares of our common stock at the public offering price. A portion of the outstanding debt would be converted simultaneously with the closing of the public offering, and the remainder would be converted when the Company has increased the number of shares of common stock it is authorized to issue. If the offering does not occur, the Credit Facility provides that Leucadia will have the right to convert such debt at any time at a conversion price of $1.75 per share. Based on the current market price of our common stock, if the offering does not occur and Leucadia exercises its right to convert our debt, it will have a significant dilutive effect on our existing shareholders other than Leucadia. Because the $1.75 conversion price was below the $2.75 trading price for our common stock on the date the Credit Facility was amended, there is a beneficial conversion feature of approximately $30.9 million. The $30.9 million will be recorded in the fourth quarter as a debt discount with a corresponding increase in capital in excess of par value during the fourth quarter of 2004. The debt discount will be amortized to expense over the remaining 15 month term of the debt. If the proposed public offering is completed, the unamortized debt discount will be reversed with a corresponding decrease in capital in excess of par value.

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

Additions to mining properties, plant and mine development totaled $9.8 million for the nine months ended September 30, 2004, compared to $5.9 million for the same period in 2003. For all periods presented, additions to mining properties, plant and mine development consisted of: (1) mine development expenditures; (2) construction expenditures for buildings, machinery, plant and equipment; (3) expenditures for mobile mining service equipment; and (4) capitalized interest. The principal source of funds that we used to fund project development at the Las Cruces project was the Credit Facility, which reflected borrowings of $11.5 million and $6.8 million for the nine months ended September 30, 2004 and 2003, respectively.

Upon completion of production at a mine, we must make expenditures for reclamation and closure of the mine. Effective January 1, 2003, we account for future reclamation and mine closure liabilities in accordance with SFAS No. 143. At September 30, 2004, we had a recorded asset retirement obligation of $1.0 million for these costs at the Castle Mountain Mine. We and Quest Capital Corporation, formerly Viceroy Resource Corporation, the owner of the remaining 75% interest in the Castle Mountain Venture, are depositing cash, including all proceeds from the sale of plant and equipment, in a separate fund to cover current and future reclamation costs at the venture properties. At September 30, 2004, our share of this fund was $1.5 million. This fund is classified as restricted cash and investments. During the nine month period ended September 30, 2004, approximately $0.9 million of restricted investments were sold and are now classified as restricted cash. We have not recorded any asset retirement liabilities relating to the Las Cruces project as there has been no disturbance that would require reclamation or remediation. We review the adequacy of our reclamation and mine closure liabilities in light of current laws and regulations and adjust our liabilities as necessary.

For the nine month periods ended September 30, 2004 and 2003, other comprehensive income (loss) includes approximately $(0.7) million and $5.2 million, respectively, resulting from the recognition of unrealized gains and losses from foreign currency translation adjustments. While the recognition of these adjustments results in decreases and increases in total stockholders’ equity, these adjustments had no impact on our consolidated liquidity. These adjustments are required in order to convert our euro denominated assets and liabilities into U.S. dollars and, therefore, reflect the change in the value of the euro against the U.S. dollar over these periods. We do not believe these adjustments reflect any decrease or increase in the economic value of our assets, and we are unable to predict whether these unrealized losses and gains from foreign currency translation adjustments will continue in the future. Foreign currency exchange rates can have a significant impact on our consolidated financial statements. See Part I, Item 3, “Quantitative And Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rate Risk” in this report and Note 1 to the consolidated financial statements and “Cautionary Statement for Forward-Looking Information—Currency Fluctuations” in our 2003 10-K.

As shown below, at September 30, 2004, our contractual cash obligations totaled approximately $53.46 million.

Contractual Obligations

	Payments Due by Period (in millions)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Operating leases	$0.46	$0.14	$0.20	$0.12	$—
Credit Facility (1)	53.00	—	53.00	—	—

Total contractual cash obligations	$53.46	$0.14	$53.20	$0.12	$—

(1)	This amount represents the outstanding principal balance at September 30, 2004 under our $75 million Credit Facility.

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

Off-Balance Sheet Arrangements

Surety bonds and letters of credit totaling $2.4 million, of which our share is $0.6 million, have been provided as required by various governmental agencies for environmental protection, including our share of reclamation bonds of $0.6 million relating to the Castle Mountain Mine and $0.04 million relating to the American Girl Mine, at which reclamation, except groundwater and re-vegetation monitoring, was completed in 2000. If closure and reclamation obligations under these agreements are not met, the agencies could draw on these bonds and letters of credit to fund expenditures for reclamation and closure requirements.

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

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. These risks include, but are not limited to, dependence on a single mining project, our need for financing and government approval to complete land purchases and to develop the project, potential delays in development of the Las Cruces project, imprecision of estimates, uncertainty of government subsidies, volatility of copper prices, currency fluctuations, international political instability, our significant indebtedness, risks associated with mining activities, risks of development in foreign countries, environmental and other laws and regulations, competition, our reliance upon key executives and risks related to our majority shareholder and lender. Each of these risks and certain other uncertainties are discussed in more detail in our 2003 10-K, and our Registration Statement on Form S-1 (File No. 333-116344), as amended. There may also be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements made by or on our behalf should be considered in light of these factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See note 1 to the consolidated financial statements in our 2003 10-K for additional information regarding forward sales activities.

Copper Price Risk

Our future profitability and long-term viability will depend, in large part, on the market price of copper. Market prices for copper are volatile and are affected by numerous factors beyond our control, including expectations regarding inflation, global and regional demand, speculative activities, political and economic conditions, and production costs in major copper producing regions. The aggregate effect of these factors on copper prices is impossible for us to predict. A decrease in copper prices could adversely affect our ability to finance the development of the Las Cruces project, which would have a material adverse effect on our results of operations and financial condition. Based on the feasibility study, a $0.01 decrease or increase in the price per pound of copper could reduce or increase annual cash flows from the Las Cruces project by up to $1 million.

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

In the past we have entered into option contracts and forward sales contracts to establish a minimum selling price on some of the gold that we produce. We do not enter into option or sales contracts for the purpose of speculative trading. Our current policy provides for the use of forward sales contracts for up to 80% of the remaining residual production at the Castle Mountain Mine. However, we expect to sell the remaining production primarily at spot prices at various times. At September 30, 2004 and 2003, we had no gold sold under forward sales contracts.

Foreign Currency Exchange Rate Risk

Most of our activities are located in Spain. We also conduct exploration activities in other countries from time to time. Our future profitability could be affected by fluctuations in foreign currencies relative to the U.S. dollar. A 10% increase in the value of the euro relative to the U.S. dollar could increase our estimate of the cost to develop the Las Cruces project by $36 million. We have not entered into any foreign currency contracts or other derivatives to establish a foreign currency protection program.

Interest Rate Risk

At September 30, 2004, we had borrowed $53 million under the Credit Facility with Leucadia. On October 13, 2004, we amended the Credit Facility with Leucadia. Among other things, the amendment increased the variable interest rate applicable to borrowings under the Credit Facility to an amount equal to the prime rate plus 3%. Prior to the amendment, the interest rate applicable to borrowings under the Credit Facility was equal to the prime rate. At October 13, 2004, the prime rate was 4.75%. A 1% increase in the prime rate would increase our annual interest expense by approximately $0.50 million. We have not undertaken any hedging activities with respect to the Credit Facility.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2004.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are party to various litigation matters incidental to the conduct of our business. There is no pending or threatened legal proceeding to which we are a party that, in the opinion of our management, is likely to have a material adverse effect on our future financial results or financial condition.

ITEM 6. EXHIBITS

(a)	The following exhibits are filed with this report:

10.1	Amendment No. 11 to Credit Agreement, dated as of October 13, 2004, between MK Resources Company and Leucadia National Corporation (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2004 and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MK RESOURCES COMPANY

/s/ John C. Farmer
John C. Farmer
Chief Financial Officer and Secretary
(Authorized Signatory and
Principal Financial and Accounting Officer)

Date: November 15, 2004

INDEX TO EXHIBITS

Exhibits
10.1	Amendment No. 11 to Credit Agreement, dated as of October 13, 2004, between MK Resources Company and Leucadia National Corporation (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2004 and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.