Form 10-K
period 2004-12-31
MK RESOURCES CO
filed 2005-03-30
CIK 913586

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, par value $0.01 per share

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

As of June 30, 2004, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant based upon the average bid and asked prices reported for such date on the OTC Bulletin Board was approximately $26,253,081.

The number of shares of the registrant’s common stock outstanding as of March 21, 2005 was 37,733,359.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2005 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Form 10-K.

MK RESOURCES COMPANY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward-Looking Information” and elsewhere in this report. Unless the context otherwise requires, “MK Resources,” “the Company,” “we,” “our” and “us” refer to MK Resources Company.

Various amounts in this report are quoted in euros and translated into U.S. dollars. All U.S. dollar/euro conversion amounts, except for amounts included in our consolidated financial statements and related disclosures, which are translated in accordance with generally accepted accounting principles, were converted using the currency exchange rate in effect on March 21, 2005, which was approximately 0.7593 euro per U.S. dollar.

PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

Overview

We are in the business of exploring for, acquiring, developing and mining mineral properties. Our principal asset is the Las Cruces project located in Spain. The Las Cruces project is a high-grade copper deposit that is currently undergoing the final stages of pre-production permitting, surface land acquisition, financing, and initial project development. Las Cruces will be an open pit mine with a hydrometallurgical process plant allowing for on-site cathode copper production. We received a positive Declaration of Environmental Impact, or DEI, from the Regional Ministry of the Environment of Andalusia, Spain in May 2002, indicating the government’s initial environmental approval of the project. In August 2003, the Ministry of Employment and Technical Development of the government of Andalusia granted the mining concession for this project, which provides our wholly-owned subsidiary, Cobre Las Cruces, S.A., the right to mine the Las Cruces deposit, subject to certain government requirements. All four initial water permits required for the project have been granted.

Since the granting of the mining concession, DMT-Montan Consulting GmbH and Outokumpu Technology Group completed a feasibility study on the project in November 2003 based upon the processing technology of Outokumpu. Pincock, Allen & Holt, or PAH, an independent engineering company, has reviewed the DMT-Outokumpu feasibility study and prepared a technical report for us. In the technical report, PAH confirmed that no material deficiencies exist that would preclude the Las Cruces project from meeting the designed production and cost objectives presented in the DMT-Outokumpu feasibility study. At an estimated initial capital expenditure of approximately €280 million, or approximately $369 million, the Las Cruces project is anticipated to produce approximately 66,000 tonnes of cathode copper per year at €0.33, or approximately $0.43, per pound of copper over an anticipated mine life of 15 years, which would place the project among the world’s lowest-cost copper producers.

Final stages of permitting, surface land acquisition, financing and development of the Las Cruces project must be completed before we can commence production of refined copper. We will need to engage an engineering firm to complete basic engineering for the project. Once basic engineering is complete, we expect to enter into an engineering, procurement and construction (or EPC) contract. The EPC contractor will perform the final design of the project, followed by construction of the process plant and mine infrastructure. Following approximately 18 months of pre-production construction, we expect to commence copper production. Our ability to commence basic engineering, final design and construction will depend on our ability to obtain adequate financing for the Las Cruces project. For a discussion of risks relating to the Las Cruces project see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward-Looking Information.”

We are also involved in exploration programs in Spain and Nevada. In addition, we conduct reclamation and post-reclamation activities as part of joint ventures in connection with the Castle Mountain and American Girl mines in California. Both mines are closed and the reserves have been exhausted. Castle Mountain is currently in the reclamation phase, and American Girl is in the post-reclamation phase.

As our current focus is on the development of the Las Cruces project and exploration of other properties, we will not have positive cash flow from operations before production of refined copper begins at the Las Cruces project.

Corporate Structure

We were incorporated in 1990 as MK Gold Company under the laws of Delaware. We changed our name to MK Resources Company in June 2004. We have four wholly-owned subsidiaries: Cobre Las Cruces, MK Gold de Mexico, S.R.L. de C.V., MK Gold Exploration B.V. and Iberia Exploraciones, S.A. Our activities in Spain are conducted through Cobre Las Cruces, which owns the Las Cruces project. All of the outstanding capital stock of Cobre Las Cruces is held by our subsidiary MK Gold Exploration B.V., incorporated under the laws of the Netherlands. MK Gold de Mexico, S.R.L. de C.V., incorporated under the laws of Mexico, is an inactive subsidiary that formerly conducted exploration activities in Mexico. Iberia Exploraciones, S.A, a Spanish corporation, conducts exploration activities in Spain other than exploration activities related to the Las Cruces project and adjacent exploration properties. We hold a 25% interest in the Castle Mountain Venture, a California general partnership that owns the Castle Mountain mine. We hold a 53% interest in the American Girl Mining Joint Venture, a California general partnership that operated the American Girl mine. Approximately 72.1% of our outstanding common stock is owned by Leucadia National Corporation, a New York Stock Exchange listed company.

Las Cruces Project

History

Rio Tinto Metals Limited, through its subsidiary RioMin Exploraciones, S.A., discovered the Las Cruces deposit in 1994 as a result of drilling on a gravimetric survey anomaly. Rio Tinto drilled the deposit between 1994 and 1999 and prepared an internal feasibility study in 1998. On September 1, 1999, we acquired all of the outstanding shares and subordinated debt of RioMin from Rio Tinto for $42.0 million in cash. As part of the purchase consideration, Rio Tinto will be entitled to receive a 1.5% royalty on any copper sales from the Las Cruces project at a price equal to or exceeding $0.80 per pound. We funded our acquisition of RioMin through borrowings of $20.0 million under our credit facility with Leucadia, the sale of 18.1 million shares of our common stock to Leucadia for $15.8 million and $6.2 million from our working capital. After this acquisition, we changed the name of RioMin to Cobre Las Cruces.

Property Location, Access and Description

Location and Access. The Las Cruces copper deposit is located in the autonomous region of Andalusia, Spain, approximately 20 kilometers northwest from Seville, in the Guadalquivir basin. The Guadalquivir basin is relatively flat and extends approximately 420 kilometers from the Alcaraz and Segura mountain systems in the east, to the Costa de la Luz on the Atlantic coast in the west. The Guadalquivir basin is set between a long range of low mountains to the north (Sierra Morena) and a group of formations making up the Cordilleras Béticas mountain range to the south.

Access to the Las Cruces project is available by several options that include well-maintained, all-weather paved roads, rail services from Seville and an international airport with connections throughout Europe. In addition, port facilities are available in Huelva, approximately 80 kilometers to the southwest. The Las Cruces project area is shown in the following map.

Gijón
Burguillos
Guillena
Gerena
Project Area
Aznalcóllar
Los Frailes
Alcalá del Río
GUADALQUIVIR
San José
Las Cruces
Mining Concession
La Algaba
Ruinas de Itálica
Santiponce
Salteras
Olivares
Valencina
Camas
Aeropuerto de San Pablo
MADRID
Torreblanca de los Caños
Gines
Sanlúcar la Mayor
San Juan de Aznalfarache
SEVILLA
Mairena del Aljarafe
HUELVA
CADIZ

FRANCE
Madrid
PORTUGAL

N
0
10 km

Surface Rights. Mineral rights and surface land are separately transferable under Spanish law. Although we own the mineral rights to the Las Cruces orebody, we do not currently own or lease all of the land above the orebody or certain adjacent land that may be necessary to develop and operate the project. In the aggregate, we may need to purchase or lease up to 954 hectares, or approximately 3.7 square miles, of land and associated rights-of-way. Based on our most recent analysis, we have increased our estimate of land we will need to purchase or lease in order to complete the final processing of some of our additional water permit applications and bring the mine into production from approximately 835 hectares to approximately 916 hectares. During 2003, we leased approximately 50 hectares of the land necessary to bring the mine into production. In March 2004, we entered into an agreement to purchase an additional 500 hectares of land necessary to bring the mine into production. We subsequently entered into agreements with several small landowners to acquire an aggregate of approximately 352 additional hectares of necessary land. As a result, we have secured approximately 902 hectares (approximately 98%) of the 916 hectares of land required to bring the mine into production. Currently, we are negotiating with other landowners to acquire the remaining 2% of the initial land needed for the project. We have also initiated proceedings to cause the Andalusian government to expropriate the land if our negotiations with landowners are unsuccessful. Expropriation is commonly used by holders of mineral rights in Spain, in accordance with government laws, to acquire surface land necessary for the extraction of minerals. If it becomes necessary for us to expropriate the land, this procedure could significantly delay development of the project. The Las Cruces property limits will fully contain the deposit when surface land acquisitions are completed.

Rights of Way. In addition to the surface land acquisitions described above, we need to obtain rights of way to construct roads, power lines and water pipelines. We are currently negotiating with landowners to acquire the necessary rights of way. If these negotiations are unsuccessful, we may need to expropriate the rights of way, which could significantly delay development of the project.

Local Resources and Infrastructure

The power supply during construction will be provided through connections to the 15 kilovolts overhead lines that end at the sites of Render Sur factory and the Seroncillo farm, and a 400 volt power generator with a one megawatt capacity. During operation, the electrical power will be supplied through a new 220 kilovolt branch line with a length of approximately 4.2 kilometers to be constructed for the Las Cruces project. On the Las Cruces project site, a switchyard and a 40 megavolt amperes transformer will distribute the electric power to the different project locations.

The plant will require 60 litres per second of process water, 10% of which can be water supplied from contact water and the remainder of which will be supplied from the San Jerónimo sewage treatment plant, located to the northwest of Seville. This process water will be pumped through a pipeline to the primary supply pond in the west of the Las Cruces project area. Water from the sewage treatment plant will not be available during the dry season and, accordingly, the primary supply pond will require sufficient storage capacity (approximately 1.3 million cubic meters) to store water during the five month dry season. In addition, for potable water supply, we have applied to the Confederación Hidográfia del Guadalquivir, or CHG, for the concession to pump water from a well drilled into the Posadas-Niebla aquifer.

Geological Setting and Mineralization

Regional Geologic Setting. The Las Cruces deposit lies near the eastern end of the Iberian Pyrite Belt, a 250-kilometer long and 40-kilometer wide geologic belt that extends eastward from southern Portugal into southern Spain. The belt is host to more than 100 mineral deposits, some of which were exploited for metals as long ago as pre-Roman times. Mineralization at the Las Cruces project consists of massive sulfides containing polymetallic mineralization. The massive sulfide is hosted by volcanic and sedimentary rocks deposited in a submarine setting within a narrow and relatively shallow intracontinental sea, and is characterized by both volcanism and sedimentation. Subsequent movement below the earth’s crust resulted in the general uplift of the region, with variable deformation and faulting. This was followed by weathering and erosion of the overlying host rocks. Late in the period of erosion and weathering, the upper part of the original massive sulfide deposit was exposed. Near surface oxidation of the sulfide minerals occurred, and there was downward transport of the resultant leached copper from the oxidized gossan zone. The transported copper precipitated and replaced unoxidized primary massive sulfide at depth, forming a secondary enrichment of the sulfide deposit.

Relatively immobile gold and silver metals remained in the oxidized sulfide minerals, with local enrichments. The weathering and oxidation of the surface sulfides into gossan was interrupted by the spreading of a shallow sea over the exposed sulfides. Subsequent submarine deposition buried the deposit under 100 to 150 meters of sandstone and chalky mudstone, or marl. Later, the sea regressed and the area was again exposed to the air. The current surface of the project area is on the marl sequence, with the Las Cruces deposit buried at depth below this sequence.

The sandstone unit that occurs at the base of the marl sequence overlying the gossan zone is an important regional aquifer. This aquifer averages approximately five meters thick over the deposit area.

Deposit Geology and Mineralization. The Las Cruces massive sulfide is located within a host sequence of volcanic and sedimentary rocks, with a shale unit that forms a 10 meter to 20 meter wide envelope around the massive sulfides.

Mineralization occurs in one of the massive sulfide layers that has a general strike to the east and a dip to the north at about a 35-degree angle, with a gradation change to the west to a northwesterly dip at 30 degrees. The overall dimensions of the massive sulfide deposit are 1,000 meters along strike, 500 meters or more down dip, which is not completely drill delineated, and up to 100 meters thick (averages 30 to 40 meters). To the west, the massive sulfide mineralization thickens and is then truncated by a roughly north-south trending fault. The sulfide mineralization that was offset by the fault has not been located. Along the strike to the northeast, the deposit has not been completely delineated by drilling. Due to supergene enrichment processes, secondary sulfide mineralization formed a generally horizontal zone in the up-dip part of the primary massive sulfide.

As discussed above, the uppermost part of the massive sulfide mineralization has been completely oxidized to gossan, with local enrichment of gold and silver. The gossan is also enriched in lead, as the mineral galena. Infilling of the porous gossan with variable carbonate occurred with the subsequent sedimentary marl deposition. PAH’s review found that the gossan is generally 10 meters to 20 meters in vertical thickness, with grades from all gossan drill hole samples averaging 5.9 grams per tonne gold and 98 grams per tonne silver. Average copper grade in the gossan is 0.20%.

Associated with the gossan formation was the replacement of the original host rock (the rock in which the sulfide mineralization originally occurred) with silica (silification) in the rock immediately above the massive sulfide deposit. This host rock contains erratic gold and silver enrichment.

Underlying the gossan is the secondary sulfide zone in which the primary massive sulfide mineralization has been secondarily enriched by the downward migration and precipitation of copper leached from the gossan zone. From an economic standpoint, the secondary sulfide mineralization is the most important. Secondary sulfide enrichment occurs in a roughly horizontal zone within the up dip part of the original primary massive sulfide deposit. The zone of secondary sulfide enrichment averages about 40 meters thick below the gossan, but may extend up to 60 meters thick. The secondary sulfide mineralization is gradational downward into the primary sulfide zone. The contact with host rock under the secondary mineralization is usually sharp, as a result of the clay altered shales and volcanics being relatively impermeable. This permeability change tended to force secondary mineralization along the base of the massive sulfides, locally producing lenses of secondary mineralization that follow the contact zone down dip into the primary sulfides.

Secondary sulfide mineralization overlaps and has partially replaced the original primary sulfide mineralization below the gossan zone, increasing the quantity of copper minerals present. Secondary sulfide mineralization consists predominantly of the deposition of chalcocite. Chalcopyrite content is minor. Grades from all secondary sulfide drill hole samples averaged 7.0% copper, 0.2% zinc, 0.6% lead, 0.5 grams per tonne gold, and 26 grams per tonne silver.

Original primary massive sulfide mineralization contains massive to semi-massive sulfide minerals (generally more than 80% sulfide). Pyrite is the predominant sulfide mineral, with lesser finely intergrown sphalerite, galena, and chalcopyrite, as well as minor enargite, tennantite, and tetrahedrite. Grades from all primary sulfide drill hole samples averaged 3.2% copper, 1.1% zinc, 0.4% lead, 0.5 grams per tonne gold, and 20 grams per tonne silver. Most of the primary massive sulfide mineralization occurs down-dip to the northwest. In the rock below the primary massive sulfide is a stockwork of interconnected pyrite veins and veinlets, with local higher grades of copper and zinc.

Drilling

Rio Tinto drilled a total of 277 core holes, for 82,352 meters, between 1994 and 1999, for exploration and deposit definition purposes and these were included in the drill hole database for mineralization estimation (“CR” series of drill holes). Rio Tinto drilled an additional 106 holes, for 24,279 meters, for geotechnical, hydrogeological and metallurgical purposes. Three different companies conducted the drilling of the “CR” series of holes: Almaden (approximately 55% of holes), Insersa (approximately 40% of holes), and Iberica (approximately 5% of holes). Approximately 70% of these holes were drilled vertically, with the remainder drilled at an angle. Hole locations have been surveyed by a professional surveyor, and all core holes were surveyed down-hole.

Drilling of the “CR” holes by all companies consisted of rotary tricone drilling through the marl and sandstone overlying the deposit, followed by core drilling in the underlying host rock sequence. Core drilling was generally conducted to obtain larger diameter core for analysis, metallurgical purposes and for reference. Core samples were taken at nominal 1-meter lengths (±50%) based on geological or mineralogical sampling breaks. The core was logged for geologic and mineralogic information and the percent core recovery recorded. The percent recovered was not recorded for the first 23 holes.

Drilling of the secondary sulfide deposits is on a variable grid with a drill hole spacing of 50 meters by 50 meters. Two statistical crosses were drilled, a complete cross in the western part of the deposit and a less complete cross in the central part of the deposit, with a nominal 12.5-meter spacing between these holes and inclined at a 60-degree angle. This drilling consisted of 88% PQ-size core (85 mm core diameter), 9% HQ-size core (64 mm core diameter) and 3% NQ-size core (48 mm core diameter). Average copper grade for the three cored sizes shows that the larger PQ core samples average approximately 15% higher in copper than the smaller HQ-sized core and that the HQ-sized core averages approximately 65% higher in copper than the smaller NQ-sized core. Evidence of the preferential loss of copper minerals from the core surface is shown through the increasing core surface area/core volume with decreasing core size.

Reverse Circulation. Eighteen reverse circulation holes were drilled in 1998 as twins (holes drilled alongside previously drilled holes) of original PQ sized core holes as checks on the sampling and to provide material for metallurgical test work. The reverse circulation sample results compared poorly on a sample-by-sample basis with the original core hole grades and have not been included in the drill hole database for resource estimation.

PQ Twin Drilling. Rio Tinto drilled four PQ sized core holes as twins of original core holes in order to show that earlier holes with poor core recovery preferentially lost chalcocite, resulting in lower copper grades than was realistic. The weighted averages of the 116 original samples to the new twin samples showed that, on average, the recovery increased by 21% and the average copper grade increased by 8.5%. This provided further evidence of the tendency to have better copper grades with better core recovery (preferential loss of chalcocite). The four PQ twin holes were included in the drill hole database for mineralization estimation.

Drill Hole Database Management. The drill hole data for the Las Cruces project is entered and stored in a database. The raw lengths for the geotechnical sections of the log were stored and all calculations and outputs were carried out on reports or forms backed by queries. The different lithological units were coded for input in the digital database.

Sample intervals and sample type as marked for cutting by the geologist were entered manually from the sample control sheets filled out by the sampling technicians. Assay data was returned from the laboratory on spreadsheets. The data loading and merging with the assay table was carried out directly from the imported spreadsheets. Duplication, overwriting and missing data was all flagged as part of the import control routine. All collar information is entered manually from the survey report sheets. Downhole survey data is read from the film produced from the survey equipment and entered manually.

A wide range of checks were made to ensure parity. A number of spot checks were also made on the hanging wall and footwall surfaces and also on the data processing to produce the final estimation figures allocated to the block model. Random checking of the database was also done and only minor errors and missing values were found mainly within stockwork and CZ zones. A considerable amount of core recovery and core diameter entries were missing and were subsequently entered.

In addition to reviewing the work conducted by others, PAH conducted independent checks for integrity and statistical bias as well.

Results of Drilling. The majority of the geologic and statistical data provide evidence for the preferential loss of chalcocite, although reduction in copper grade is not a uniform systematic statistical relationship, but is somewhat irregular due to chalcocite distribution both as more durable masses and elsewhere as friable aggregates. It appears that both high-core recovery and low-core recovery zones have been subject to variable chalcocite loss. As such, core recovery itself may provide a good general indication that original in-place copper grades are higher than reported, but are not an absolute indication on a sample-by-sample basis that the original in-place copper grade was higher.

The effect of the preferential loss of chalcocite tended to increase the difference between original in-place copper grade and the actual assayed copper grade at progressively lower core recoveries. This is significant in terms of generating a reasonable resource model, resulting in the question of what sample core recoveries result in reliable enough copper grades.

Ore Reserves

The table below presents the reserve data for the Las Cruces project which, in the opinion of PAH are reasonable based on the economics used:

	Las Cruces Reserves
Description	Tonnes (thousands)	Grade (% Cu)	Pounds Cu (millions)
Proven Reserves	13,938	6.897	2,119.3
Probable Reserves	1,432	6.416	202.6
Other Dilution	602	0.574	7.6

Total	15,972	6.62	2,329

The calculation of ore reserves is also based on:

•	an engineered mining plan; and

•	allowances for both losses in mining and dilution;

The mine production rate was established in an optimization study using an economic deposit model rather than a cutoff grade-based model. The ultimate pit design was based on a Lerchs-Grossman algorithm that produces an approximate pit design that is mathematically optimal for the design criteria. Mining costs were developed from a combination of DMT-Montan calculations and contract mining vendor quotes.

DMT-Montan applied a correction factor of 0.97 to the ore tonnages expected from the pit to compensate for “porosity.” The effect of this correction is comparable to mining losses, although the correction is not described as such. Dilution was incorporated into the mine model by adding 0.5 meter of hanging wall material and 1.0 meter of footwall material to the ore zone. The diluted grade was based upon the estimated grades of the diluting material. No ore mining losses were included other than the porosity correction.

Additional Exploration Potential. PAH states in its technical report that additional exploration potential exists for the Las Cruces deposit in the secondary sulfide zone, the primary sulfide zone (at depth), and the gossan zone (enriched precious metals overlying the secondary mineralization). PAH states in its technical report that in the secondary sulfide zone, potential exists for some upgrade to the copper grade based on the conclusions that copper tended to be preferentially lost during the drilling and sampling. Gold, silver and minor base metal content also occurs in the mineralization, but will not be recovered through the planned processing methods.

Original primary massive sulfide mineralization contains massive to semi-massive sulfide minerals (generally more than 80% sulfide). Pyrite is the predominant sulfide mineral, with lesser finely intergrown sphalerite, galena, and chalcopyrite, as well as minor enargite, tennantite, and tetrahedrite. In the host rock below the primary massive sulfide is a stockwork of interconnected pyrite veins and veinlets, with local higher grades of copper and zinc. We have not completed a feasibility study with respect to this mineralization and it is not known whether this mineralization could be economically extracted.

The gossan has been locally enriched with gold and silver. The gossan is also enriched in lead, as the mineral galena. The gossan is generally 10 to 20 meters in vertical thickness. Apparently associated with the gossan formation was the strong silicification of the host rock above the massive sulfide deposit, also containing erratic gold and silver enrichment. The economic contribution of the gossan zone is being evaluated further. Gossan material will be stockpiled during the stripping for the secondary sulfide zone.

The western part of the Las Cruces deposit has been cut off by a fault. Potential exists for finding the missing offset piece and some exploration drilling has been conducted.

Project Feasibility

Bechtel, an international engineering and construction company, completed an independent feasibility study for the Las Cruces project in 2001. The Bechtel feasibility study incorporated results of an environmental impact study completed by FRASA Ingenieros Consultores, a team of national and international environmental engineering experts based in Madrid.

In 2003, DMT-Montan Consulting GmbH and Outokumpu Technology Group prepared a new independent feasibility study based upon Outokumpu technology. The DMT-Outokumpu feasibility study incorporates the requirements from the DEI, the mining concession and various water permits into the development plan for the Las Cruces project. The DMT-Outokumpu feasibility study has been reviewed by PAH. In its report, PAH confirms that it did not identify any material deficiencies that would preclude the Las Cruces project from meeting the designated production and cost objectives presented in the DMT-Outokumpu feasibility study.

The DMT-Outokumpu feasibility study reflects modifications to the process plant design based on technology studies done by Outokumpu, a world leader in base metal processing technology. These technology studies and recently completed test works demonstrated that improvements could be made to the process plant design to reduce capital costs. The process will be simplified by using solely atmospheric leaching and eliminating expensive autoclaves for pressure leaching without sacrificing copper recovery. See “Items 1 and 2. Business and Properties—Las Cruces Project—Mining Operations.”

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

The initial capital costs of the project are estimated at approximately €280 million, or approximately $369 million, including working capital, land purchases and contingencies, but excluding reclamation bonding requirements, inflation, interest during construction and other financing costs. The estimated capital costs reflect an overall reduction in costs as a result of the process plant improvements described above. The estimated capital costs of the Las Cruces project are based on PAH’s review of the DMT-Outokumpu feasibility study, and those estimates could change after the detailed engineering process has been completed.

Based on the independent review by PAH of the DMT-Outokumpu feasibility study, we believe that the Las Cruces project has the potential to be a low-cost producer. We believe that cash operating costs per pound of copper produced will average €0.33, or approximately $0.43, per pound of copper over the life of the project, which would place the project among the lowest cost copper producers in the world. Cash operating costs include charges for mining ore and waste, processing ore through milling and leaching facilities, royalties and other cash costs. Charges for reclamation work done during mining operations are also included in cash costs. Cash operating costs do not include sustaining capital costs over the life of the mine or charges for reclamation work to be performed after production ceases. Based on the independent review by PAH of the DMT-Outokumpu feasibility study, sustaining capital costs are expected to average approximately €1.5 million, or approximately $2.0 million, per year, and will be funded by cash provided by operations. Post-production closure and reclamation expenses are estimated at approximately €43 million, or approximately $56.6 million, excluding salvage values and other factors that could partially offset these expenses.

Total development and operating costs for the Las Cruces project could be affected by a number of factors, including the exchange rate of the euro relative to the U.S. dollar. Although the DMT-Outokumpu feasibility study reflects an overall reduction in capital costs, the estimated capital costs in U.S. dollars based on the current exchange rate would be higher than our prior estimates due to a significant decline in the exchange rate of the U.S. dollar relative to the euro. Exchange rates fluctuate, and we cannot predict what exchange rates will be over the course of development and operation of the Las Cruces project. In addition to risks relating to exchange rates, our assumptions and estimates regarding the Las Cruces project are also subject to a number of other risks and uncertainties. Actual results could differ materially from our assumptions and estimates as a result of our need for financing, potential delays in development of the Las Cruces project, the imprecision of estimates, the uncertainty of government subsidies, uncertainties associated with closure guarantees or other requirements that may be imposed by the Spanish government, volatility of copper prices and other factors, including those set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward Looking Information” and elsewhere in this report.

Mining Operations

Mining Method and Production Forecasts. The Las Cruces project is planned to be a moderate-sized open pit mining operation using conventional truck and shovel operations. We will use a mining contractor to mine ore and waste, and will employ a technical group to supervise the mine contractor. After the first year of production ramp-up, the mine is expected to produce ore at the rate to support a relatively steady annual production of 66,000 tonnes of copper cathode. Based on this capacity and the current reserves, the total life of the mine will be approximately 15 years.

We expect that mine development will require a pre-production phase of 18 months for pre-stripping to expose sufficient ore to assure steady ore production. The open pit mining method will utilize drilling and blasting in the lower levels of the mine, loading with hydraulic excavators, and transport by trucks. The overall pit slope angle will be 28 degrees in the upper and lower tertiary marl and sandstone, and 45 degrees in the Palaeozoic bedrock. Within the upper parts of the overburden, the marl will be mined without drilling and blasting. Trucks will haul the ore to the primary crusher located near the processing plant and will haul the rock waste to a surface storage facility where it will be covered by the marl overburden. We expect that approximately 43 million tonnes of overburden will be mined during the development phase. In the later years of the project, partial backfilling of the pit with marl will occur.

The waste material handled in the course of the mining operations will be: (1) tertiary marl and sandstone; and (2) mine rock consisting of Palaeozoic shale and volcanics. There will be four main dumps for waste: North, West, South and an in-pit backfill dump.

Metallurgical Process. Metallurgical testwork began in 1996 by the previous owner, Rio Tinto. Rio Tinto found that while the ore was difficult to treat by conventional flotation methods, it was amenable to treatment by a variety of hydrometallurgical techniques. Rio Tinto investigated both atmospheric and pressure leaching technologies and determined that either option would be economically viable approaches.

With previous studies indicating that copper could be leached from the Las Cruces ore under atmospheric conditions and potentially without the installation of a device used to subject ore to higher pressures, the viability of the Outokumpu leaching process was confirmed during pilot plant testing at the Outokumpu Research Centre in Finland, and incorporated into the DMT-Outokumpu feasibility study. The atmospheric leaching system consists primarily of the leach reactors and the tailings (leach residue) thickening and filtration systems.

Outokumpu has considerable experience in leach reactor design and operation beginning in the 1960s for copper, cobalt, nickel matte, nickel concentrates, and zinc. In 2001, Outokumpu constructed a direct ferric leach plant for treating zinc concentrates using 900 cubic meter atmospheric leach reactors and vacuum belt filters for separating zinc solutions from the leached concentrates and from the gypsum residues. This technology uses similar equipment and control strategies as Outokumpu has planned for Las Cruces.

While the commercial viability of the proposed metallurgical processes for the Las Cruces project has been demonstrated in testing, we cannot assure you that our proposed metallurgical processes will be commercially successful at the Las Cruces project. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward Looking Information.” Our metallurgical processes have not yet been commercially tested, and if they are not commercially viable, the Las Cruces project could be delayed.

The Las Cruces ore is to be crushed and ground using conventional technology consisting of a three-stage crushing plant followed by a single-stage ball mill. The ball mill will be variable speed to allow the treatment of ores of varying grade and hardness. A ferric leach process is expected to dissolve more than 90% of the copper contained in the ground ore slurry, using atmospheric leaching. The dissolved copper will be recovered by solvent extraction and electrowinning to produce high purity copper cathode on site.

The process plant envisioned for the Las Cruces project consists of unit processes and equipment that are commonly found in the mineral processing industry including crushers and screens, a grinding mill, agitation leach tanks, an oxygen plant, heat exchangers, cooling towers, thickeners, vacuum belt filters, a solvent extraction train, and an electrowinning tankhouse.

The ore processing facility is designed to operate 365 days per year, 24 hours per day and process ore at rates ranging from 2,000 tonnes to 3,000 tonnes of ore per day in years one through three and then up to 4,000 tonnes per day beginning in year four.

The plant has been designed for approximately 66,000 tonnes per year of cathode copper. The plant will be able to process up to 4,000 tonnes of ore per day at an average copper recovery of 91.4%. Based on these assumed levels of production, and on PAH’s review of the DMT-Outokumpu feasibility study, the estimated life of the mine will be approximately 15 years and estimated ore grades during the first six years will average approximately 7% copper, or approximately 6% above the reserve average, which is 6.62%.

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

Copper Sales. We expect that the Las Cruces project will produce approximately 66,000 tonnes of LME Grade A electrowon copper cathode annually. The cathode production would be suitable for all copper fabricators, including those that produce sheets, strip, tube, rod, wire, castings and forgings. After a registration process, we expect the copper cathode would be deliverable to terminal markets against copper futures contracts.

Spain does not mine enough copper to be self sufficient in refined production and relies heavily on the import of copper concentrate. By smelting imported concentrates, Spain has been able to achieve a balance between production and consumption of refined copper. Europe is in a deficit, however, and we believe offers a ready market for any cathode that Cobre Las Cruces is unable to sell in Spain.

Environmental Considerations. Since our acquisition of the Las Cruces project, we have focused our efforts primarily on developing the project into a low cost, environmentally responsible copper mine. We have given environmental considerations high priority in project design and development at the Las Cruces project. Waste dumps will be continually contoured and reclaimed to enhance the appearance of the Las Cruces project. The area’s water resources affected by the mine have been carefully studied and plans have been developed to protect these resources. An international hydrological engineering and design company developed the water management plan, including the extraction system for dewatering the overlying sand aquifer around the mine site. Water will be extracted from the aquifer to prevent it from entering the mine pit. The extracted water will be re-injected into the aquifer away from the mine. Water needed to process the ore will be pumped 15 kilometers from a sewage treatment plant and further treated before use. See “Items 1 and 2. Business and Properties—Las Cruces Project—Permits.”

Cobre Las Cruces will be subject to the standard set of taxes payable under Spanish law. Cash flow estimates assume that income will be taxable at an average rate of 35% after deductions for depreciation and depletion. Depreciation of assets related to mining activities can be accelerated to the extent necessary to offset taxable earnings within the 10 years following the date the assets are placed in service. Losses can be carried forward under Spanish tax law, and applied against income taxes for operating years. Depletion can be claimed at (1) 15% of the minerals sold, or (2) 30% of the taxable income at the option of the mining company.

Spain collects a value added tax, or VAT, of 16% on all purchased goods, including those purchased in connection with the mine. VAT collected on construction and start-up is refundable and is recaptured in the following year.

The cash flow estimates do not reflect any costs that could be incurred upon repatriation of funds to the United States. For information on withholding taxes, see “Regulatory Matters” below.

Financing and Subsidies

Financing. Funding for the development and advancement of the Las Cruces project to date has principally come from our operating cash flows, cash reserves and credit facility with Leucadia. Our current cash resources will not be sufficient to cover all projected expenses necessary to bring the Las Cruces project into commercial production. We estimate that the initial capital costs to bring the Las Cruces project into commercial production are approximately €280 million, or approximately $369 million, including working capital, land purchases and contingencies, but excluding interest, reclamation bonding requirements, inflation, and other financing costs. The estimated capital costs of the Las Cruces project are based on the independent review by PAH of the DMT-Outokumpu feasibility study, and those estimates could change after the detailed engineering process has been completed.

We are exploring various financing alternatives for projected costs and expenses associated with the Las Cruces project. Over the past year, we have retained financial advisors and engaged in numerous efforts to obtain financing for the Las Cruces project. Debt financing is very difficult to obtain for mining projects in the permitting and development phase, particularly in the absence of completion guarantees or a significant equity investment in the project. We are not in a position to provide or obtain completion guarantees and, therefore, our efforts have been focused primarily on obtaining equity financing. We originally planned to raise a significant portion of the required funds pursuant to a public offering of common stock. In June 2004, we filed a registration statement with the Securities and Exchange Commission and a Canadian preliminary prospectus with securities regulatory authorities in Canada for a proposed public offering of up to 70,150,000 shares of our common stock. We spent several months preparing for the proposed public offering and conducted significant marketing efforts. Due to unfavorable market conditions, however, our efforts to complete the offering were unsuccessful, and the Canadian preliminary prospectus expired during the fourth quarter of 2004. We have investigated the possibility of obtaining smaller amounts of debt or equity financing in order to advance the development of the Las Cruces project and our prospects to complete a larger financing; however, due to the uncertainties associated with future financing, this option does not appear to be available to us on acceptable terms from parties other than Leucadia. As a result, we have obtained a limited amount of additional financing from Leucadia, as described below, and we are currently focusing on alternative sources of funding for the Las Cruces project.

As described in Item 7 below, in March 2005, our existing credit facility with Leucadia was amended to, among other things, increase the available borrowings by $5 million to a total of $80 million. As of March 21, 2005, we have borrowed approximately $69.5 million under the credit facility. In connection with the amendment to the credit facility, our wholly-owned Dutch subsidiary entered into a $35 million credit agreement with Leucadia pursuant to which our Dutch subsidiary borrowed approximately $34.6 million for the purpose of making a capital contribution to its Spanish subsidiary, Cobre Las Cruces. This capital contribution was required for Cobre Las Cruces to remain eligible to receive certain Spanish government subsidies relating to the Las Cruces project. The additional funding provided by Leucadia is intended to allow us to preserve our eligibility to receive the subsidies while we seek an extension of certain deadlines relating to the subsidies, as described below, and will allow us to continue to prepare for construction of the Las Cruces project while we seek additional financing. However, we must obtain additional financing before construction can begin. We expect that to be able to obtain debt financing for the project, we will be required to have financed approximately 50% of the initial capital cost of the project from other sources. We continue to evaluate our options with respect to additional equity financing, which could be accomplished through a joint venture, sale of the project, merger and/or other transaction, a consequence of which could include the sale or exchange of our outstanding stock to third parties and/or Leucadia at a price that could be lower than the current trading price of our outstanding shares of common stock.

If we obtain a sufficient level of financing from other sources, we believe we can secure debt financing for a portion of the initial capital requirements of the Las Cruces project. We expect this debt financing to be primarily funded through a new credit facility using a consortium of international banks experienced in mining project financing. We have retained Cutfield Freeman & Co., Ltd. to assist us, and they have had preliminary discussions with a number of such banks. Based on discussions with Cutfield Freeman & Co., Ltd. and other financial advisors, however, we do not expect to be able to obtain any bank financing until we have financed at least 50% of the initial capital requirements from other sources.

Subsidies. In June and July 2001, we submitted subsidy applications to central and regional governments in Spain. Upon their review of the applications, these governments recommended subsidies of up to €52.8 million, or approximately $69.5 million. Because the recommendation exceeded €50 million, it required the approval of the European Commission, which has been obtained.

In May 2003, the Ministry of Economy for Spain granted, and we accepted, a Regional Incentives Subsidy of €36.9 million, or approximately $48.6 million, for the development of the Las Cruces project. In March 2004, the Regional Ministry for Employment and Technological Development for Andalusia, Spain, granted, and we accepted, a Special Action Zone subsidy of €10.6 million, or approximately $14.0 million, for the development of the Las Cruces project. Receipt of these subsidies is subject to several conditions, including job creation, minimum equity requirements for Cobre Las Cruces, the receipt of necessary permits, and qualifying capital expenditures of at least €264 million, or approximately $347.7 million, for engineering, plant, land and equipment. In order to receive the subsidies, we were required to have incurred at least 25% of the qualifying capital expenditures by March 27, 2004 and the full amount of qualifying capital expenditures by March 27, 2006. Since we did not receive all of the necessary permits and financing by the 2004 deadline, we were not in a position to incur the requisite capital expenditures by that date, and, accordingly, we did not meet this condition at that time. We obtained an extension of this deadline until March 27, 2005, but we are not in a position to meet the extended deadline. Therefore, we have requested an additional extension, which we expect will be granted. If the deadline is not extended or if we are unable to meet this extended deadline or future deadlines without obtaining extensions, we will lose the subsidies. If we are able to satisfy the capital expenditure requirements and the other conditions, we will be eligible to receive the subsidies. The amount of qualified expenditures required, as well as the subsidies granted, were based on our initial estimates and assumptions relating to the Las Cruces project. If our actual expenditures differ significantly from these estimates, the governmental authorities may adjust the amount of qualified expenditures we are required to make and the amount of subsidies we are eligible to receive. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward Looking Information.”

The subsidies granted to date represent €47.5 million of the €52.8 million of subsidies recommended by the central and regional governments. An additional subsidy from the regional government of Andalusia, if granted, could provide up to €5.3 million, or approximately $7.0 million, of additional funds for the development of the project. The regional government is conducting the final review of this application, which was submitted in 2001.

Permits

Investigation Permit. We currently have four investigation permits named “Faralaes I,” “Faralaes II,” “Faralaes III” and “Viar,” which we refer to collectively as the “Investigation Permits.”

RioMin applied for Faralaes II in response to a request for public tenders issued by the Provincial Office of the then Ministry of Development and Labor for Seville, of the Junta de Andalucía. The permit was awarded to RioMin on October 14, 1992 for a period of three years. During 2003, a large portion of the Faralaes II Investigation Permit was converted into the mining concession. There are two fractions of land remaining which are still the subject of this investigation permit. Three extensions were granted in 1995, 1998 and 2001, each for a consecutive period of three years. The last extension terminated on October 14, 2004. A fourth extension was requested in September 2004 and is pending approval. The Faralaes II Investigation Permit is surrounded to the West, North and East by the other Investigation Permits. Faralaes I expires on December 16, 2006, Faralaes III expires December 16, 2006 and Viar originally expired on June 4, 2004, but we received an extension of the Viar permit until July 4, 2007.

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

In connection with the granting of the mining concession we were required to:

•	post an environmental restoration bond and a contingency bond in the amount of €13.7 million and €5.0 million, respectively;

•	increase the share capital of Cobre Las Cruces to 30% of the total investment in the project in accordance with a condition of the Regional Incentive Subsidy granted to us in March 2003;

•	obtain civil liability insurance coverage;

•	present a geotechnical monitoring plan to ensure the stability of the open pit slopes;

•	engage an independent environmental control agency; and

•	comply with the terms of the DEI.

Water Permits. Development of the Las Cruces project requires permits relating to water resources. Responsibility for water permits is divided between the regional and central governments. Marine water is the responsibility of the General Directorate of Coasts and the Regional Ministry of Environment, or the CMA. The Guadalquivir and Rivera de Huelva rivers, in the zones that are crossed by the supply and effluent discharge pipelines, are marine water. The majority of the water permits in the Las Cruces project area are, however, under the regulatory authority of the CHG, which is part of the central government’s Ministry of Environment.

In the case of the Las Cruces project, the principal water permits required are (a) water consumption; (b) authorization for discharges to the delimitation of the Public Water Domain, or the DPH; (c) authorization for discharges to the public inland maritime domain, or the DPMT; and (d) authorization of dewatering-reinjection system.

We submitted initial water permit applications in December 2000 to the regional water authority of the Spanish central government. We submitted additional water permit applications in April and May 2001, including a permit application for effluent discharge. All four initial water permits have been granted.

Other Permits. We must obtain various licenses and permits in connection with the operation and development of the Las Cruces project. The Andalusian government is currently processing, among others, the permits relating to environmental emissions and discharges, stream diversion, hydraulic public domain utilization, work and activities, municipal licenses and authorization for low voltage electricity lines and electric substation. Additionally, pursuant to Law 7/2002 on Town Planning in Andalusia, we are required to submit a “special plan,” which must be approved by the Andalusian government, in connection with certain municipal construction licenses necessary for the development of the Las Cruces project. We have submitted the special plan to the Andalusian government, and the Andalusian government has approved the special plan. We have also entered into an agreement with the three municipalities from which we are required to obtain construction licenses. The agreement, which is subject to the special plan, obligates us to pay an aggregate compensatory fee of €3.5 million, or approximately $4.6 million, to the municipalities. The compensatory fee will be used for local projects and is payable in installments of 15% upon approval of the special plan, 15% upon approval of the municipal construction licenses, 35% at the end of the first year of production and 35% at the end of the second year of production. The Company has paid the first 15% that was due upon approval of the special plan.

The transition to Spanish legislation of EU Directive 96/61 on Integrated Pollution Prevention and Control, or IPPC, will result in an integrated system of environmental permitting for the different environmental regimes. This includes stricter emission limits than those previously in force. We have applied for and received authorization under the new IPPC regulation to discharge treated plant effluent under the new IPPC standards.

Permitting Status To Date. The main permits that are necessary to begin construction of the Las Cruces project are listed below. All of the permits below have been granted. Some of the permits may require the subsequent presentation of a detailed engineering or construction project, or annual work plans in the case of the mining concession. They may also call for further complementary documentation and/or for bonds or other sureties to be posted before the works or activities can be carried out.

Declaration of Environmental Impact (DEI), Mining Project

Mining Concession

Authorization for Discharges to DPH

Authorization for dewatering-injection system

Delimitation of DPMT

Concession for occupation of DPMT by pipelines on rivers

Concession for occupation of DPMT by discharge installations

Authorization for occupation of DPMT protection easement zone

Authorization for crossings of regional roads by pipelines

Authorization for crossing and occupation of state roads by pipelines

Environmental Report on diversion of medium voltage power line

Authorization for diversion of medium voltage power line

Mining Project Optimization

Consumptive water use concession

Integrated Environmental Authorization (IPPC)

Special Plan

A number of other permits are also required. Some of these permits are in the process of being approved, including an authorization for use of rainwater, certain electrical power permits and permits relating to the use of livestock trails. There are also some permits for which we have not yet applied because we need to complete additional engineering work or obtain land access before an application can be made. These permits include permits for the use and establishment of DPH and a policing zone, diversion of intermittent streams, authorization for occupation of land pertaining to the Viar Canal, and an additional electrical power line and substation, authorization of a tunnel under Highway SE-520, modification of livestock trail routes, rural tracks and municipal licenses. We expect to apply for these permits within the next few months, and we expect that all of the permits described above that are in process or pending application will be approved within one year. In addition to the permits described above, other permits may be required.

Other Permit-Related Matters. On December 1, 2003, a coordinator of Ecologists in Action, a Spanish environmental group, lodged an appeal of the awarding of the mining concession to Cobre Las Cruces through the Spanish administration decisions appeal system, alleging that the concession should be found null and void because a revised environmental impact study is required and the environmental guarantee is insufficient. On August 26, 2004, Cobre Las Cruces received notification from the Confederacion

Hidrografica del Guadalquivir (Environmental Ministry) of an appeal lodged by Ecologists in Action against the resolution granting the authorization of the dewatering-reinjection system. The appeal is in the High Court of Seville. While the outcome of the appeal process is subject to uncertainties and we cannot assure you that the outcome will be favorable to us, based on our preliminary evaluation of the issues and the outcomes in similar proceedings, we believe that the matters will be resolved without a material adverse effect on our ability to proceed with the development of the Las Cruces project. For a discussion of the Spanish appeals system, see “Items 1 and 2. Business and Properties—Las Cruces Project—Regulatory Matters—Spanish Law—Appeals.” See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward-Looking Information—We may not be able to obtain or renew all of the permits necessary to develop and operate the Las Cruces project.”

Exploration

We are continuing to search for profitable investment opportunities. We have grass roots, or early stage, exploration programs in Spain and Nevada. In addition, we conducted field examinations of 26 properties during 2004, primarily in North and South America.

Mining exploration is highly speculative in nature, involves many risks and frequently is nonproductive. We cannot assure you that our mineral exploration efforts will be successful. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward-Looking Information—We may not be able to successfully develop new mines, which could have a material adverse effect on our business” and “—Our exploration activities may not be successful in identifying new projects.”

In connection with our purchase of Cobre Las Cruces, we entered into a farm-in agreement, which is a type of joint venture agreement, with RioMin Iberica S.A., which is a member of the Rio Tinto Group. RioMin Iberica holds a package of exploration permits west of the Las Cruces project. Under the agreement, we must incur $0.5 million in exploration related expenses by February 24, 2005. Under the agreement, as amended, we may, at our option, spend an additional $1.0 million by February 24, 2007 to earn a 51% interest in the joint venture. We have requested an extension of one year for both of those deadlines. RioMin Iberica S.A. has indicated verbally that it will grant those extensions, but we have not yet received an extension that would be binding. If we do not spend the required amounts by the deadlines, as we expect them to be extended, we will not earn any ownership interest in the venture. The package, including permits granted and under application, covered 465 square kilometers as of June 2004. Field work in 2004 included mapping, soil geochemistry and gravity surveys.

In July 2000, we became a limited partner in Peru Exploration Venture LLLP. The principal objective of the partnership was to acquire precious and base metal properties in Peru. Our commitment to the partnership was $1.0 million over a two-year period, which is fully funded.

On April 21, 2003, we exchanged all of our limited partnership units of Peru Exploration Venture LLLP for a total of 4,821,905 common shares (currently representing approximately 17.8%) of Bear Creek Mining Corporation, a publicly traded Canadian mineral exploration company (TSX Venture Exchange: BCM). The exchange was made in connection with the acquisition by Bear Creek, formerly EVEolution Ventures, Inc., of all outstanding limited partnership interests of Peru Exploration and all outstanding shares of Peru Exploration’s general partner. In addition, we have non-transferable preemptive rights, until April 25, 2005, to participate in any offering of common shares undertaken by Bear Creek on a pro rata basis in order to allow us to maintain our percentage interest in the common shares of Bear Creek.

Other Properties

Castle Mountain

We hold a 25% interest in the Castle Mountain Venture, a California general partnership, which owns the Castle Mountain mine. Quest Capital Corporation, formerly Viceroy Resource Corporation, holds the remaining 75% interest in the venture. Quest serves as the manager of the Castle Mountain mine. The mine is located in San Bernardino County, California, approximately 70 miles south of Las Vegas, Nevada.

Pursuant to a contract with the Castle Mountain Venture, we conducted mining operations at the Castle Mountain mine from 1991 to May 2001, at which time the reserves were exhausted and the mine was closed. The services we provided included all work necessary to bring the ore to the crusher, including removal of overburden and waste materials, drilling, blasting and hauling. The Castle Mountain Venture performed the crushing and gold extraction operations. Under the General Mining Law of 1872 and the Federal Land Policy and Management Act of 1976, as amended, analogous state laws and our permits, the Castle Mountain Venture is responsible to restore mined property in accordance with an approved reclamation plan. The Castle Mountain Venture is also responsible to provide adequate financial assurances in the form of bonds or other sureties for mine closure and reclamation obligations. The Castle Mountain Venture has begun the reclamation process at the Castle Mountain mine, and our share of a funded cash reserve established for reclamation expenses was $1.4 million at December 31, 2004. We expect the reclamation process to be completed by 2007, followed by continued monitoring. Residual gold production ceased during the fourth quarter of 2004.

In 2004, our share of cash flow from Castle Mountain Venture operations was $0.8 million. The venture’s gold production was 8,488 ounces. Our share of production in 2004 was 2,122 ounces as compared to 3,538 ounces in 2003.

Several mining claims controlled by the Castle Mountain Venture are subject to production-based net smelter return royalty payments and other royalty payments. Under the royalty agreements, the venture is required to make annual production or minimum royalty payments to third parties. Royalty payments made by the venture for 2004 totaled $0.01 million, including our attributable share of $0.002 million.

American Girl

We hold a 53% interest in the American Girl Mining Joint Venture. Prior to September 1996, this joint venture operated the American Girl mine and the Oro Cruz mine in Imperial County, California. Full scale open pit and underground mining operations at the American Girl mine were suspended in September 1996, crushing and milling operations ceased in October 1996 and reclamation activities of the surface and underground operations were initiated at that time. Full mine reclamation, except ground water and re-vegetation monitoring, was completed in February 2000. The water monitoring requirements for American Girl were rescinded by the State of California in April 2004. The final stages of reclamation at American Girl were completed during the fourth quarter of 2004. A small amount of re-seeding activities may be required in 2005.

Competition

If we are able to bring the Las Cruces project into production, we will produce and sell copper. There is a global market for copper, including a terminal market. We do not anticipate any difficulties in selling our products. We do not believe that any single company or other institution has sufficient market power to significantly affect the price, supply or customer base for copper.

While our near-term focus will be on the development of the Las Cruces project, we compete with other companies and individuals to acquire new metal mining projects and to recruit and retain qualified employees. Many of these companies are substantially larger and have greater financial resources than we do. As a result of strong competition for a limited number of project opportunities, it may be difficult for us to acquire metals projects on favorable terms.

Employees

At December 31, 2004, we had 30 full-time employees, consisting of one employee in our gold operations, 20 employees at the Las Cruces project and nine employees at our home office. In addition to our geology staff, we use contract professionals to conduct exploration throughout the world.

Properties

Our principal executive offices are located at Eagle Gate Tower, 60 East South Temple, Suite 1225, Salt Lake City, Utah 84111. In addition, our subsidiary, Cobre Las Cruces, leases offices in Gerena (Seville), Spain. We conduct post-reclamation operations at the Castle Mountain mine and at the American Girl mine, and we expect to conduct mining operations at the Las Cruces mine.

Regulatory Matters

General

All of our exploration, development and production activities in Spain and the United States are subject to regulation by governmental agencies under various mining and environmental laws. We believe that we are in substantial compliance with applicable laws and regulations. While these laws and regulations govern how we conduct many aspects of our business, we do not believe that they have a material adverse effect on our results of operations or financial condition. We evaluate our projects in light of the cost and impact of regulations on the proposed activity and evaluate new laws and regulations as they develop to determine the impact on, and changes necessary to, our operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward Looking Information.”

Generally, compliance with laws and regulations requires us to obtain permits issued by regulatory agencies and to file various reports and keep records of our operations. Some permits require periodic renewal or review of their conditions, and may be subject to a public review process resulting in public approval of the operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward Looking Information.”

Spanish Law

Political Environment and Public Authorities

The Spanish Constitution became effective December 27, 1978, completing Spain’s transition to a constitutional democracy. Spain is ruled by a parliamentary monarchy. The Spanish Constitution guarantees both the right to own private property and free enterprise within a market economy. The Spanish Constitution specifically provides that the government shall “guarantee and protect free enterprise within the framework of a market economy.” Spain became a member of the European Economic Community in January 1986 and is also a member of the World Trade Organization.

The Spanish Constitution provides for three levels of governmental authorities: the central or national government, regional governments (Spain is divided into 17 Autonomous Communities, each with its own regional government) and local governments. Each government has its own jurisdictional authority and assigned responsibilities.

The Regional Ministry of Innovation, Science and Enterprise (formerly The Regional Ministry for Employment and Technological Development) is the governmental entity charged with responsibility for the protection of all naturally occurring deposits and other geological resources as public assets. Exploration and development of deposits and geological resources are managed by the regional government. Various other lines of authority including national, regional, and local governments also govern aspects of the mining industry, including the following:

Central Government

•	Ministry of Economy and Tax;

•	Ministry of Industry, Tourism and Trade; and

•	Ministry of Environment (the Guadalquivir Hydrographical Confederation is part of this Ministry).

Regional Autonomous Government

•	Regional Ministry for Public Works and Transport;

•	Regional Ministry of Innovation, Science and Enterprise; and

•	Regional Ministry of Environment.

Local Government

•	Guillena municipal government;

•	Gerena municipal government; and

•	Salteras municipal government.

Income Tax

Spain’s corporate income tax is applicable to mining companies. The income tax is a direct 35% tax on earnings, after deduction of depreciation, amortization and qualified business expenses. Application of applicable credits and allowances may reduce that rate. Our estimates regarding the Las Cruces project reflect this 35% corporate income tax but do not reflect withholding taxes that may be applicable to the repatriation of funds to the United States as described below.

Spanish tax law generally provides for a withholding tax at the source of payment. The withholding tax will apply to payments of interest, dividends or royalties paid by Cobre Las Cruces to our Netherlands subsidiary, which owns 100% of Cobre Las Cruces. The withholding rate is 0% for dividends (provided certain parent/subsidiary requirements are met) and also 0% for interest paid to companies domiciled in the Netherlands. In accordance with the Double Taxation Treaty between Spain and the Netherlands, the withholding rate applicable to royalties paid to companies domiciled in the Netherlands is currently 6%. In accordance with the Double Taxation Treaty between the Netherlands and the U.S. no withholding tax would apply to payments of dividends or royalties from our Netherlands subsidiary to us. However, such payments could be subject to U.S. income tax, if any, after applicable foreign tax credits.

Exchange Controls

Spain has enacted significant changes to its exchange control legislation, providing that all acts, businesses and operations that result in collections and payments between residents and non-residents and transfers between foreign countries are, subject to certain limited exceptions, liberalized for exchange control purposes.

Mining Law and Regulations

Under Spanish law, all geological structures, rocks and minerals below ground level belong to Spain, which concedes (or grants) the right to exploit them for commercial purposes. Spanish law features a number of statutes and regulations applicable to mining activities.

The Mining Law 22/1973 of 21 July 1973 governs the exploration and development of mineral deposits and other geological resources. The law divides all sub-surface materials into the following groups:

•	quarried material used for simple crushing, screening and washing by the construction industry (for example, sand, gravel and roadstone, ornamental rocks and slates, clays for refractories and limestone for cement and lime);

•	underground water, geothermal sources and structures;

•	all other mineral materials, and geological resources (including copper); and

•	coals, lignites and oil shales.

Three types of claims and concessions can be granted under Spanish mining law:

•	exploration permit, for reconnaissance only;

•	investigation permit, for all exploration; and

•	mining concession, for all mining.

Exploration Permits

An exploration permit confers the right to carry out studies and surveys in a specified zone using techniques that do not substantially alter the configuration of the land. An exploration permit is granted for a term of one year and is renewable for one additional year. Applications for investigation permits or direct mining permits that are filed during the term of an exploration permit are not affected by the expiration of the exploration permit.

An exploration permit terminates if the studies, exploration or surveys are not commenced or completed within the time periods, in the manner, or at the rate, specified in the exploration permit.

Investigation Permits

An investigation permit confers the right to carry out studies and work aimed at establishing the occurrence of resources and gives the holder a preferential right to apply for a mining concession related to those resources. An investigation permit is granted for the term requested, which may not be more than three years. This term may be renewed for an additional three years or, in some cases, a longer period if appropriate given the scope and characteristics of the planned work and other circumstances. A work plan must be submitted to the applicable governmental authority each year during the term of the investigation permit. Repeated failure to present a work plan could cause the investigation permit to be cancelled.

An investigation permit terminates if the studies or work are not commenced or completed within the time periods, in the manner, or at the rate, specified in the investigation permit. An investigation permit also terminates if works are halted without prior authorization and not resumed within six months.

Mining Concessions

The Regional Ministry of Innovation, Science and Enterprise can grant the right to exploit a mineral deposit to a third party by means of a mining concession. In order for a concession to be granted, it is necessary to demonstrate the existence of resources that are technically and economically viable. Concessions are granted for a period of 30 years and are renewable for further 30-year periods up to a maximum of 90 years. To obtain a renewal, adequate resources or the discovery of additional resources must be demonstrated. Concession renewals can also be based on technological advances. For each concession, a work plan showing activities and planned progress must be submitted to the Regional Ministry of Innovation, Science and Enterprise each year.

A mining concession for a deposit may be declared to be terminated upon:

•	a voluntary surrender by the holder that is accepted by the governing body;

•	a failure to pay any mining taxes that are due and payable;

•	a failure to commence work without authorization within one year from the date the concession was granted (any initiation of expropriation proceedings for land necessary to initiate work will suspend this term until all expropriation has been completed);

•	a suspension of work or a delay of more than six months without authorization; or

•	the exhaustion of the resource.

A holder of a mining concession may be considered to be non-compliant if:

•	mining activities exceed the scope of permitted activities set forth in the mining concession;

•	development is commenced on land that is subject to an expropriation proceeding;

•	annual work plans are not presented or complied with; or

•	conditions of the mining concession are not met.

The legal holder of a mining concession is entitled to temporary occupation of the land necessary to conduct activities such as drilling and testing prior to the final development approvals being in place. Rights granted under a mining concession may be wholly or partially transferred, leased or assigned. To exercise this right, authorization must be requested from the authority that granted the concession. All holders or possessors of mineral rights are liable for any damage or harm caused by their activities. Damage caused to adjacent land or mine holdings are the responsibility of the owner of the mineral rights that caused the damage.

Mining Operations

The Royal Decree 863/1985 of 2 April 1985 approving the General Regulation on Basic Mining Safety Rules establishes the minimum general safety rules applicable to mines, drilling operations and open pit or underground excavations. The purpose of this regulation is to protect against mining dangers to the health or safety of persons and damage to the land where mine operations and works may affect third parties.

A company’s mining activities are required to be conducted under the supervision of a mining engineer who is a qualified “facultative director” under this law. When it is necessary to adapt the measures under this regulation, the facultative director must establish internal safety orders regulating the internal activity of the mining company. All new or substantially modified mining installations require approval and authorization, and the materials and equipment used must meet certain standards. This regulation, as well as several complementary technical instructions, also provide for specific rules applicable to, among other things, waste dumps, electricity, explosives, mineral processing facilities, prospecting and drilling, bench heights and slopes, berms, work platforms, storage facilities, mine roads and access tracks.

Subsidies Regulation

A company conducting business operations in Spain may be eligible for one or more subsidies. Legislation at the national and regional levels governs the granting of subsidies. According to this legislation, the receipt of subsidies is subject to the review and approval of the central and regional governments. Each subsidy is granted on an individual basis and is governed by these laws and also by its own individual terms and conditions.

A company awarded with a subsidy is obligated, among other things, to carry out the activity for which the subsidy was granted and to establish that it fulfills the requirements and conditions of the subsidy. The company must allow the authorities to monitor compliance with the required conditions and must notify the authority that granted the subsidy of any other subsidies awarded to the company.

Generally, subsidies are paid after the requirements have been fulfilled. Subsidies are sometimes also paid in installments if the company establishes that partial payments are justified in light of the capital investments made. See “Items 1 and 2. Business and Properties—Las Cruces Project—Financing and Subsidies.”

Environmental Regulation

Mining activities in Spain are subject to Spanish national, regional and local environmental laws and regulations, which regulate, among other things, air emissions, water discharges, soil contamination, waste management, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation. There also exist several European Directives that impose strict environmental conditions on the management of, among other things, wastes and air emissions. These directives are to be incorporated into the Spanish system over the next several years.

Before a mining concession is issued, a favorable DEI is required. The DEI is the formal statement from the Regional Ministry for the Environment that determines the environmental suitability of a project, and also outlines the environmental conditions for the development regarding the implementation of protective measures, mitigation and monitoring.

The DEI, in conjunction with Decree 2994/1982 of 15 October 1982 detailing restoration obligations, requires the restoration of the property in accordance with specific requirements and an approved restoration plan. It requires the return of land post-mining to conditions of stability and usage comparable to those that existed pre-mining. Reclamation concerns include stabilization and vegetation of disturbed lands, controlling drainage from portals and rubble, neutralization or removal of process solutions and restoration of the visual aesthetics of the land.

The transition to Spanish legislation of EU Directive 96/61 on Integrated Pollution Prevention and Control, or IPPC, resulted in an integrated system of environmental permitting for the different European environmental regimes. This includes stricter emission limits than those previously in force. We have applied for and received authorization under the new IPPC regulation to discharge treated plant effluent under the new IPPC standards.

The Royal Decree 2994/1982 of 15 October 1982 on Restoration of Natural Areas Affected by Mining Activities also requires persons developing mining resources to undertake restoration activities in respect of areas affected by mining works. Restoration will always be required following open pit mining.

Prior to granting authorization for development or a mining concession, the applicant must submit a restoration plan for the natural area affected by the works to the appropriate governing body. Approval of the restoration plan will be given along with a grant of the mining concession. Approval may not be granted if the restoration plan does not provide the necessary assurance for restoration of the natural area.

The holder of the mining concession is solely responsible for carrying out the restoration plan. The governmental authorities may demand a suitable guarantee to ensure compliance with the restoration plan.

Town Planning Legislation

Mining operations are subject to the requirements of town planning legislation. Specifically, Law 7/2002 of 17 December 2002 on Town Planning in Andalusia governs three categories of lands: urban land, land classified as for building and land classified as not for building, or greenbelt.

Traditionally, mining activities have occurred on lands classified as not for building or greenbelt lands. Greenbelt land covers land with the status of “natural public domain assets.” The legal regime governing natural public domain assets demands the preservation of the land’s characteristics for its integrity and effectiveness. In order to build or construct on land classified as not for building or greenbelt land, a “special plan” must be submitted to the Andalusian government. The special plan is processed by the Regional Ministry for Public Works and Transport. We have submitted a special plan to the Andalusian government, and the Andalusian government has approved the special plan.

See “Items 1 and 2. Business and Properties—Las Cruces Project—Permits—Other Permits.”

Land Acquisition

The concession holder typically enters into agreements with the landowners for the acquisition of surface land and easement rights. If this is not possible, the concession holder is entitled to acquire the land through an expropriation procedure. This is a complex process and its duration depends on whether the concession holder has obtained a “declaration of urgency.” A declaration of urgency allows the concession holder to pay a deposit and occupy the land before the expropriation price has been determined.

Appeals

Under the Spanish system, third parties with a legitimate interest can appeal the licenses and concessions granted for the Las Cruces project. Two types of challenges are available under Spanish law:

•	Administrative appeals, regulated by Law 30/1992, of 26 November 1992, on Legal Regime of Public Administrations and administrative proceedings.

These are lodged with the official body issuing the appealed resolution or its hierarchical superior. Since the Administration that approved the resolution is the same as the one deciding on the appeal, it is quite rare for favorable judgments to be rendered on administrative appeals in such situations.

The time period for decisions to be given on this type of appeal is three months, subject to additional time in respect of inquiries by and discussions with the relevant administrative authority. If no reply is given after this period, the silence is deemed to be a rejection of the appeal.

•	Appeals against administrative decisions before Courts, regulated in Law 29/1998, of 13 July 1998, on Contentious-administrative Jurisdiction.

This type of appeal is lodged with the Courts after administrative procedures have been exhausted. The duration of this type of appeal varies depending on each Court, but is a matter of years.

Lodging an appeal (either administrative or judicial) does not bring a halt to the enforceability of the acts appealed against. Although a suspension may be applied for, this is generally granted only under very restrictive criteria.

For a discussion of an appeal that has been lodged relating to the Las Cruces project, see “Items 1 and 2. Business and Properties—Las Cruces Project—Permits—Other Permit-Related Matters.” See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward Looking Information.”

U.S. Environmental Law

Our past and future activities in the United States may also cause us to be subject to liabilities under various federal and state laws. We may be subject to liabilities under provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, and analogous state laws, which impose strict liability on various categories of potentially responsible parties for releases or threatened releases of hazardous substances into the environment that require cleanup. These potentially responsible parties include current property owners and operators, and parties who previously owned or operated a property at the time of a release.

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

U.S. Reclamation Regulations

We are subject to land reclamation requirements under the General Mining Law of 1872 and the Federal Land Policy and Management Act of 1976, as amended, analogous state laws and our permits. These rules and regulations require us to provide adequate financial assurances to cover mine closure and reclamation expenses. Usually, this requires the posting of reclamation bonds, letters of credit or other sureties to guarantee the cost of post-mining reclamation. If closure and reclamation obligations are not met, regulatory agencies could draw on these bonds and letters of credit to fund expenditures for closing and reclamation requirements.

For regulatory purposes, reclamation does not mean restoring the land to its pre-mining state. Rather, it is returning the post-mining land to a state which has stability and utility comparable to pre-mining conditions. Reclamation requirements generally include stabilizing, contouring and re-vegetating disturbed lands, controlling drainage from portals and waste rock dumps, removing roads and structures, neutralizing or removing process solutions, monitoring ground water at the mining site and maintaining visual aesthetics.

We are committed to maintaining all of our financial assurance and reclamation activity obligations pursuant to our permits and applicable laws.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

You can access financial and other information on our website. The address is www.mkresources.com. We make available on our website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to various litigation matters incidental to the conduct of our business. There is no pending or threatened legal proceeding to which we are a party that, in the opinion of our management, is likely to have a material adverse effect on our future financial results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 10. EXECUTIVE OFFICERS

The following schedule contains the names and certain information regarding all of our executive officers, as of March 10, 2005:

Name	Age	Position
G. Frank Joklik	77	Chairman of the Board and Chief Executive Officer
Thomas E. Mara	59	President
John C. Farmer	55	Chief Financial Officer, Secretary and Treasurer
Larry L. Lackey	69	Director of Exploration
Thomas G. White	61	Manager of Operations

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

Thomas E. Mara has served as our President since March 2, 2004 and has served as a director since February 2000. Mr. Mara has served as Executive Vice President of Leucadia National Corporation since 1980 and as Treasurer since 1993. He is also Chief Executive Officer and a Director of The FINOVA Group Inc.

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

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the NASD OTC Bulletin Board under the symbol “MKRR.”

The following table sets forth, for our common stock, by quarter, the high and low bid quotations per share as reported by the OTC Bulletin Board for the years ended December 31, 2004 and 2003 and the first quarter of 2005 (through March 21, 2005). The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2003
First Quarter	$0.52	$0.40
Second Quarter	0.80	0.43
Third Quarter	1.20	0.65
Fourth Quarter	1.53	1.06

2004
First Quarter	$3.15	$1.41
Second Quarter	3.00	2.15
Third Quarter	2.75	1.40
Fourth Quarter	3.11	1.85

2005
First Quarter (through March 21, 2005)	$2.10	$1.30

Holders

As of March 21, 2005, the number of registered holders of our common stock was approximately 147 (not including beneficial owners of our common stock held in the name of a broker, dealer, bank, voting trustee or other nominee).

Dividends

We have never paid dividends, and we do not currently intend to pay any cash dividends with respect to our common stock in the future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data have been summarized from our consolidated financial statements and are qualified in their entirety by reference to, and should be read together with, our consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

MK RESOURCES COMPANY

SELECTED FIVE-YEAR FINANCIAL DATA

(in thousands, except share and ounce amounts, per share and per ounce data)

	Year Ended December 31
	2004	2003	2002	2001	2000
OPERATING DATA
Revenue:
Product sales (a)	$993	$1,441	$4,841	$6,002	$11,314
Mining services (a)	—	—	—	1,297	6,088

Total revenue	993	1,441	4,841	7,299	17,402
Gross profit (loss):
Product sales	639	858	2,612	550	4,107
Mining services	—	—	—	(154)	434
Project development	(304)	(565)	(279)	(665)	(465)

Total gross profit (loss)	335	293	2,333	(269)	4,076
Exploration costs	(398)	(523)	(674)	(717)	(1,018)
General and administrative expenses	(3,161)	(2,492)	(1,662)	(2,413)	(1,975)
Gain (loss) on disposal of assets	59	106	(224)	202	13

INCOME (LOSS) FROM OPERATIONS	(3,165)	(2,616)	(227)	(3,197)	1,096

NET INCOME (LOSS)	$(11,737)	$201	$(153)	$(3,179)	$1,017

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.31)	$0.01	$(0.00)	$(0.09)	$0.03
BALANCE SHEET DATA (At end of period)
Total assets	$117,830	$90,158	$70,355	$60,441	$60,323
Line of credit (b)	35,131	41,500	31,900	29,000	23,300
Stockholders’ equity (b)	74,216	41,021	31,424	24,851	29,668
Book value per common share	1.97	1.09	0.84	0.66	0.79
OTHER FINANCIAL DATA:
Depreciation, depletion and amortization:
Product Sales	3	5	—	653	485
Mining services	—	—	—	6	28
Capital expenditures	16,264	7,516	3,505	4,777	10,632
OTHER DATA
Gold ounces sold	2,435	3,900	15,510	19,900	32,100
Gold ounces produced	2,122	3,538	14,029	19,167	29,419
Gold ounces in inventory, at end of year	18	331	693	2,174	2,907
Average gold price realized (per ounce)	$406	$363	$309	$277	$314
Average spot gold price (per ounce) (c)	410	363	310	271	279

(a)	Product sales revenue for the five years ended December 31, 2004 resulted from our gold production at the Castle Mountain mine in which we hold a 25% undivided interest. We also performed contract mining services at the mine until May of 2001, at which time reserves were exhausted and the mine was closed. Revenue since May 2001 has resulted from declining residual gold production which ceased in December 2004 when rinsing of the leach pads was completed.
(b)	In connection with an amendment of our credit facility with Leucadia and the creation of a right to convert the outstanding balance under the credit facility at a conversion price of $1.75 per share (which was below the $2.75 per share trading price for our common stock on the date the credit facility was amended) we recorded an initial beneficial conversion feature of approximately $30.9 million. As additional borrowings under the credit facility occur, additional beneficial conversion features may be recognized depending upon the relationship between the conversion price per share and the trading price per share at the time of the borrowing. In total, approximately $37.3 million was recorded in the fourth quarter of 2004 as a debt discount with a corresponding increase in capital in excess of par value. Although this resulted in a significant increase to our stockholders’ equity and a decrease to our long-term liabilities, those changes are temporary and will reverse over the remaining term of the credit facility as the debt discount is amortized to expense. For further information, see Note 10 to our consolidated financial statements.
(c)	London PM Fix.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our selected consolidated financial data, our consolidated financial statements and the notes to our consolidated financial statements, which appear elsewhere in this report. We report undivided interests in joint ventures using pro rata consolidation, whereby we consolidate our proportionate share of assets, liabilities, revenues and expenses.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates about the effect of matters that are uncertain, and to make difficult, subjective and complex judgments. These estimates and assumptions affect the reported amounts in the financial statements and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate all of these estimates and judgments. Actual results could differ from these estimates. We believe that the following accounting estimates are the most critical because they have the greatest impact on our financial condition and results of operations and require our management’s most difficult, subjective and complex judgments.

Proven and Probable Ore Reserves

Reserves are defined as those parts of a mineral deposit that can be economically and legally extracted or produced at the time of determination. Reserves are customarily stated in terms of “ore” when dealing with metals. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. Probable reserves are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart. The degree of assurance for probable reserves, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Reserves for the Las Cruces project are reported in the technical report prepared for us by Pincock Allen Holt. The estimates were determined through the use of mapping, drilling, metallurgical testing and other standard evaluation methods applied by the mining industry, including computer block modeling. The estimates are based on an assumed copper price of $0.76 per pound, a cut-off grade of 1.00% copper and projected average cash operating costs of €0.33, or approximately $0.43, per pound. Based on historical fluctuations in copper prices, we believe $0.76 per pound is a reasonable estimate for purposes of determining reserves at the Las Cruces project. Further, an 8% decrease in the assumed copper price, to $0.70 per pound, would not have a material effect on the reserves. On December 31, 2004, the spot price for copper was approximately $1.48 per pound.

Our reserve estimates could change as a result of changes in estimates relating to production costs or copper prices. Because the Las Cruces project has not commenced production, it is highly likely that the ore reserves for Las Cruces will require revision based on actual production experience. In addition, during the course of developing the Las Cruces project, we may revise the ore reserves based on information we obtain from additional drilling or other testing.

Declines in the market price for copper, as well as increased production or capital costs or reduced recovery rates, may render ore reserves at the Las Cruces project uneconomic. If copper prices decline substantially below $0.76 per pound, the level set for calculation of reserves, for an extended period, there could be material delays in developing the Las Cruces project. Reserves should not be interpreted as assurances of mine life or of the profitability of future operations. No assurance can be given that the estimates of the amount of copper or the indicated level of recovery of copper will be realized at the Las Cruces project.

Asset Retirement Obligation

We estimate future asset retirement obligation costs on the basis of legal and regulatory requirements. Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting for Asset Retirement Obligations,” requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires us to record a liability for the present value of estimated asset retirement costs and the related asset created with it. The related asset is then amortized over the life of the asset on a units-of-production basis and an accretion expense relating to the liability is recognized using our credit-adjusted, risk-free interest rate. At various times we review the adequacy of our asset retirement obligations based on our current estimates of future costs and set aside adequate cash reserves to fund those costs. In the event that actual costs differ from those estimates, our results of operations, liquidity and financial condition will be affected.

During May 2001, mining operations ceased and closure and reclamation activities began at the Castle Mountain mine. The Castle Mountain Venture has set aside a cash reserve to fund the projected closure and reclamation costs. Our share of the funded cash reserve was $1.4 million at December 31, 2004. At December 31, 2004, the asset retirement obligation for our share of these projected closure and reclamation costs was $0.8 million. We reviewed the Castle Mountain Venture’s asset retirement cost estimate and believe it reflects the future costs of closure. We have not recorded asset retirement obligations relating to the Las Cruces project as there has been no disturbance that would require reclamation or remediation.

Impairment of Long-Lived Assets

We evaluate our long-lived assets for impairment when, in our judgment, events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on our estimate of undiscounted future net cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than the fair value.

As of December 31, 2004, the carrying value of our investment in the mineral rights and mining properties of the Las Cruces project was approximately $104 million. The recoverability of these assets is entirely dependent upon our success in obtaining required permits, obtaining financing for the project, and managing engineering and construction costs. The amount of financing that can be obtained for the project and its related cost will be significantly affected by the assessment of potential lenders and equity investors of the current and expected future market price of copper and the current market for investments in businesses similar to ours. In addition, the actual price of copper, the operating cost of the mine and the capital cost (in U.S. dollars) to build the project and bring the mine into production will affect the recoverability of these assets. Based on the current status of the project and our estimate of future financing costs and future cash flows, we believe the carrying amount of this investment is recoverable.

However, if we are unable to obtain the final permits and financing required to begin construction of the mine and commence mining activities, we are unable to recover the investment through a sale of the project, or the capital cost of the project changes significantly, it is likely that this investment will be impaired.

Debt Discount

Effective October 13, 2004, our credit facility with Leucadia was amended to, among other things, include a conversion feature that (1) provides for the automatic conversion of all outstanding loans under the credit facility into shares of our common stock at the public offering price in the event our proposed public offering of common stock is consummated and (2) permits Leucadia, assuming the proposed public offering is withdrawn, to convert from time to time all or a portion of the outstanding loans under the credit facility into shares of common stock at a conversion price of $1.75 per share. Because the $1.75 per share conversion price was below the $2.75 per share trading price for our common stock on the date the credit facility was amended, there was an initial beneficial conversion feature of approximately $30.9 million. As additional borrowings under the credit facility occur, additional beneficial conversion features may be recognized depending upon the relationship between the conversion price per share and the trading price per share at the time of the borrowing.

The beneficial conversion feature is recognized in the financial statements by recording a debt discount (which has the effect of reducing long-term liabilities on our consolidated balance sheet) and a corresponding increase in capital in excess of par value (which has the effect of increasing stockholders’ equity on our consolidated balance sheet). The debt discount is being amortized to expense over the remaining term of the debt. As a result of additional borrowings under the credit facility during the fourth quarter, an aggregate of approximately $37.3 million of debt discount was recorded in the fourth quarter of 2004, of which approximately $6.0 million was amortized to expense during 2004. If the proposed public offering is completed and the debt is converted to equity, the unamortized debt discount will be reversed with a corresponding decrease in capital in excess of par value.

We calculate the debt discount based upon the difference between the conversion price and the trading price on the date the credit facility was amended and additional amounts are borrowed. The initial debt discount recorded is based on the borrowings outstanding on the date of the amendment. Although this resulted in a significant increase to our stockholders’ equity and decrease to our long-term liabilities, those changes are temporary and will reverse over the remaining term of the credit facility as the debt discount is amortized to expense.

In March 2005, Leucadia’s optional conversion price was reduced from $1.75 per share to $1.30 per share pursuant to another amendment to the credit facility. This reduction also resulted in a beneficial conversion feature. Accordingly, during the first quarter of 2005, the unamortized debt discount will be adjusted to reflect the beneficial conversion feature associated with the $1.30 per share conversion price.

Foreign Currency Translation

Since our consolidated financial statements are stated in U.S. dollars, and we have operations in foreign countries, we are required to account for the exchange rate differences between the U.S. dollar and foreign currencies in our financial statements. SFAS No. 52, “Foreign Currency Translation,” which sets forth the procedures for reporting foreign currency transactions and translating foreign currency financial statements, requires us to determine the primary currency in which a foreign subsidiary conducts its business which is referred to as its functional currency. If the functional currency of a foreign subsidiary is determined to be a foreign currency, then we are required to record translation adjustments when translating the financial statements of a foreign subsidiary into U.S. dollars, which are recorded as a separate component of accumulated other comprehensive income and are excluded from net income. If the functional currency of a foreign subsidiary is determined to be the U.S. dollar, then foreign currency translation gains or losses related to monetary assets and liabilities are included in determining net income for the period.

Our most significant foreign subsidiary is Cobre Las Cruces, which is developing the Las Cruces project in Spain, and we have determined that Cobre Las Cruces’ functional currency is the euro. In reaching that conclusion, we considered the guidance outlined in SFAS No. 52 as well as relevant economic factors. Particular emphasis was given to the following:

•	the expenses and capital expenditures of Cobre Las Cruces are primarily in euros;

•	the financing provided by us to Cobre Las Cruces is (a) denominated in euros, and (b) is for the purpose of expanding its operations through the development of the Las Cruces project. It is expected that Cobre Las Cruces will ultimately be able to service the financing provided by the Company;

•	it is our intent to obtain additional euro-denominated debt financing for Cobre Las Cruces and have Cobre Las Cruces be the primary obligor on such financing;

•	there are no significant intercompany transactions between us and Cobre Las Cruces other than the financing we provide to it; and

•	Cobre Las Cruces has a full-time managing director and other full-time personnel who independently manage the daily operations of Cobre Las Cruces.

As a result, we have recorded cumulative translation gains in accumulated other comprehensive income of $16.1 million as of December 31, 2004, substantially all of which relates to Cobre Las Cruces. Should relevant economic factors or other indicators substantially change in the future, we will reassess our selection of the euro as the functional currency for Cobre Las Cruces. A change in the functional currency for Cobre Las Cruces could have a significant impact on our results of operations.

Deferred Tax Asset and Tax Valuation Allowance

We have recorded a valuation allowance to fully reserve for our deferred tax assets (net of certain deferred tax liabilities which can be offset by our net operating loss carryforwards). We have recorded the valuation allowance because we determined it is likely that we will not be able to utilize the deferred tax asset in the future. If we determine that we will be able to use all or a portion of our deferred tax asset in the future, we will record an adjustment to reduce the valuation allowance, thereby increasing income in that period. If and when we make this determination, it will be based upon our projections of taxable income in the future, which are based on numerous judgments and assumptions and are inherently uncertain. Prior to that time, we do not expect to reflect any federal income tax benefit in our consolidated statements of operations for reported losses, and we will not record any federal income tax expense on income that can be offset by our net operating loss carryforwards.

Results of Operations for the Twelve Months Ended December 31, 2004 Compared to the Twelve Months Ended December 31, 2003

Gold Production. Our attributable share of gold production from the Castle Mountain Venture decreased 40% to 2,122 ounces in 2004 from 3,538 ounces in 2003. Residual gold production ceased during the fourth quarter of 2004.

Revenue. Our revenues come from the sale of gold from the Castle Mountain mine. Gold production during 2004 was limited to residual production during reclamation and closure at the mine. Residual gold production ceased during the fourth quarter of 2004. Therefore, based on our current operations, we will have no revenues until production begins at the Las Cruces project.

Our product sales revenue decreased $0.44 million, or 31%, to $1.0 million for 2004, compared to $1.4 million for 2003. The decrease in revenue is due to declining gold production, partially offset by higher realized gold prices.

During 2004, we sold 2,435 ounces of gold compared to 3,900 ounces of gold for 2003. All gold sales for 2004 and 2003 were at spot prices. We had no gold sales under forward sales contracts as of December 31, 2004 or December 31, 2003. For 2004, the average price realized per ounce of gold was $406, compared to $363 per ounce for 2003. The average spot price for 2004 was $410 per ounce, compared to $363 per ounce for 2003.

Gross Profit. We recognized gross profit from product sales of $0.6 million for 2004, compared to $0.9 million for 2003. The decrease in gross profit is primarily due to declining gold production, partially offset by higher realized gold prices. Based on our current operations, we will have no revenue or gross profit until production begins at the Las Cruces project.

Project Development Costs. Project development costs for 2004 and 2003 represent certain costs related to the Las Cruces project that have not been capitalized, such as public relations and severance costs.

Exploration Costs. Our exploration costs decreased 24% to $0.40 million compared to $0.52 million in 2003. Our exploration costs decreased in 2004 because we acquired interests in fewer properties and we focused our mapping and sampling activities on fewer properties. In addition to our exploration programs in Nevada and Spain, we conducted 26 field examinations during 2004, compared to 57 in 2003.

General and Administrative Expenses. Our general and administrative expenses for 2004 increased $0.7 million, or 27%, to $3.2 million, compared to $2.5 million in 2003. The increase in expenses is due primarily to project financing costs and executive bonus costs.

Gain (Loss) on Disposal of Assets. We recognized a gain on disposal of assets of $0.06 million in 2004 compared to $0.11 million in 2003 from sales of mining equipment and assets as part of closure activities at the Castle Mountain mine.

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

On April 21, 2003, we exchanged all of our limited partnership units of Peru Exploration Venture LLLP for a total of 4,821,905 common shares, or approximately 17.8% of total common shares at December 31, 2004, of Bear Creek Mining Corporation, a publicly traded Canadian mineral exploration company (TSX Venture Exchange: BCM). The exchange was made in connection with the acquisition by Bear Creek, formerly EVEolution Ventures, Inc., of all outstanding limited partnership interests of Peru Exploration and all outstanding shares of Peru Exploration’s general partner. In addition, we have non-transferable preemptive rights, until April 25, 2005, to participate in any offering of common stock undertaken by Bear Creek on a pro rata basis in order to allow us to maintain our percentage interest in the common shares of Bear Creek.

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

Amortization of Debt Discount. Effective October 13, 2004, our credit facility with Leucadia was amended to, among other things, increase the amount available for borrowing from $55 million to $75 million, increase the interest rate from the prime rate to the prime rate plus 3.0% and include the conversion feature described above. See “Critical Accounting Policies and Estimates – Debt Discount” above. On the date the credit facility was amended, there was an initial beneficial conversion feature of approximately $30.9 million. As a result of additional borrowings under the credit facility during the fourth quarter, an aggregate of approximately $37.3 million was recorded in the fourth quarter of 2004 as a debt discount with a corresponding increase in capital in excess of par value. The debt discount is being amortized over the remaining term of the debt. During the fourth quarter of 2004, approximately $6.0 million of amortization expense was recorded. If the proposed public offering is completed, the unamortized debt discount will be reversed with a corresponding decrease in capital in excess of par value. In March 2005, in connection with an amendment to the credit facility and a $35 million loan to our wholly-owned subsidiary, Cobre Las Cruces, S.A., Leucadia’s optional conversion price was reduced from $1.75 per share to $1.30 per share. This reduction also resulted in a beneficial conversion feature. Accordingly, during the first quarter of 2005, the unamortized debt discount will be adjusted to reflect the beneficial conversion feature associated with the $1.30 per share conversion price. See “Liquidity and Capital Resources” below.

Offering Costs. In June 2004, we filed a registration statement with the Securities and Exchange Commission and a Canadian preliminary prospectus with securities regulatory authorities in Canada for the proposed public offering of up to 70,150,000 shares of our common stock to finance a portion of the development costs of the Las Cruces project. In anticipation of the proposed public offering, we increased our authorized common stock to 125,000,000 shares. Due to unfavorable market conditions, our efforts to complete the offering were unsuccessful. The Canadian preliminary prospectus expired during the fourth quarter of 2004. Although we have not withdrawn the registration statement filed with the U.S. Securities and Exchange Commission, we are currently focusing on alternative sources of funding for the Las Cruces project. Due to the delay and uncertainty associated with the proposed equity offering, we charged $3.6 million of deferred offering and other financing related costs to expense in the fourth quarter of 2004. The amount charged during the fourth quarter does not include certain advisory fees we may be obligated to pay under agreements with our financial advisors if we complete a sale of the project, merger or other transaction.

Litigation Settlement. During 2003, we recognized a gain on litigation settlement of $0.04 million, after deducting related legal expenses, relating to a property dispute in Montana.

Bankruptcy Recovery. As part of a court approved bankruptcy plan of Washington Group International, Inc. (“Washington Group”), we received, as an unsecured creditor, various distributions of common stock and warrants to purchase additional common shares of Washington Group. For the year ended December 31, 2004, we received distributions of common shares and warrants to purchase additional common shares of Washington Group, with a combined market value of $1.0 million, and sold them immediately upon receipt. For the year ended December 31, 2003, we received distributions of common shares and warrants to purchase additional common shares of Washington Group, with a combined market value of $0.4 million, and sold them in 2003. We have recorded these amounts as income in the periods in which they were received.

Gain on Sale of Securities. During the fourth quarter of 2003, we sold all of our shares of common stock and warrants of Washington Group we held at the time on the open market for approximately $1.2 million. The amount realized in excess of the amortized cost of those securities of $0.5 million was reported as income in 2003.

Interest Expense. Interest expense for 2004 and 2003 consisted primarily of the cost of the commitment fee on our Credit Facility with Leucadia, which is based on the amount available under the facility. For 2004 and 2003, we capitalized $2.6 million and $1.5 million, respectively, in interest relating to the Las Cruces project.

Income Taxes. The benefit for income taxes for 2004 primarily represents state taxes. We recorded no federal tax benefit for our loss in 2004 since we determined that it was unlikely we would be able to realize that tax benefit in the future. The provision for income taxes for 2003 primarily represents state taxes. We recorded no federal income tax provision for 2003 because any tax that otherwise would have been due was fully offset by our net operating loss carryforwards.

Results of Operations for the Twelve Months Ended December 31, 2003 Compared to the Twelve Months Ended December 31, 2002

Gold Production. Our attributable share of gold production from the Castle Mountain Venture decreased 75% to 3,538 ounces in 2003 from 14,029 ounces in 2002. Residual gold production ceased during the fourth quarter of 2004.

Revenue. Our revenues during 2003 and 2002 came from the sale of gold from the Castle Mountain mine. Our product sales revenue decreased $3.4 million, or 70%, to $1.4 million for 2003, compared to $4.8 million for 2002. The decrease in revenue was due to declining gold production, partially offset by higher realized gold prices.

During 2003, we sold 3,900 ounces of gold compared to 15,510 ounces of gold for 2002. All gold sales for 2003 and 2002 were at spot prices. We had no gold sales under forward sales contracts as of December 31, 2003. For 2003, the average price realized per ounce of gold was $363, compared to $309 per ounce for 2002. The average spot price for 2003 was $363 per ounce, compared to $310 per ounce for 2002.

Gross Profit. We recognized a gross profit from product sales of $0.9 million for 2003, compared to $2.6 million for 2002. The decrease in gross profit is primarily due to declining gold production, partially offset by higher realized gold prices and by a favorable adjustment for royalties that were paid in an amount less than previously accrued.

Project Development Costs. Project development costs for 2003 and 2002 represent certain costs related to the Las Cruces project that have not been capitalized, such as public relations and severance costs.

Exploration Costs. Our exploration costs decreased 22% to $0.5 million compared to $0.7 million in 2002. Our exploration costs decreased in 2003 because we acquired interests in fewer properties and we focused our mapping and sampling activities on fewer properties. In addition to our exploration programs in Nevada and Spain, we conducted 57 field examinations during 2003, compared to 68 in 2002.

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

On April 21, 2003, we exchanged all of our limited partnership units of Peru Exploration Venture LLLP for a total of 4,821,905 common shares, or approximately 17.8% of total common shares at December 31, 2003, of Bear Creek Mining Corporation, a publicly traded Canadian mineral exploration company (TSX Venture Exchange: BCM). The exchange was made in connection with the acquisition by Bear Creek, formerly EVEolution Ventures, Inc., of all outstanding limited partnership interests of Peru Exploration and all outstanding shares of Peru Exploration’s general partner. In addition, we have non-transferable preemptive rights, until April 25, 2005, to participate in any offering of common stock undertaken by Bear Creek on a pro rata basis in order to allow us to maintain our percentage interest in the common shares of Bear Creek.

We recorded, in the second quarter of 2003, a non-cash gain of $1.9 million, net of related expenses, based on the estimated value of the common shares received. Due to the significant restrictions on our ability to transfer these shares, the shares were initially valued at less than traded market prices.

Litigation Settlement. During 2003, we recognized a gain on litigation settlement of $0.04 million, after deducting related legal expenses, relating to a property dispute in Montana.

Bankruptcy Recovery. As part of a court approved bankruptcy plan of Washington Group International, Inc. (“Washington Group”), we received, as an unsecured creditor, various distributions of common stock and warrants to purchase additional common shares of Washington Group. For the year ended December 31, 2003, we received distributions of common shares and warrants to purchase additional common shares of Washington Group, with a combined market value of $0.4 million and sold them in 2003. For the year ended December 31, 2002, we received distributions of common shares and warrants to purchase additional common shares of Washington Group, with a combined market value of $0.3 million. We have recorded these amounts as income in the periods in which they were received.

Gain on Sale of Securities. During the fourth quarter of 2003, we sold all of our investment in shares of common stock and warrants of Washington Group we held at the time on the open market for approximately $1.2 million. The amount realized in excess of the amortized cost of those securities of $0.5 million was reported as income.

Interest Expense. Interest expense for 2003 and 2002 consisted primarily of the cost of the commitment fee on our credit facility with Leucadia, which is based on the amount available under the facility. For 2003 and 2002, we capitalized $1.5 million and $1.4 million, respectively, in interest relating to the Las Cruces project.

Income Taxes. The provision for income taxes for 2003 primarily represents state taxes. We recorded no federal income tax provision for 2003 because any tax that otherwise would have been due was fully offset by our net operating loss carryforwards. We recorded no federal tax benefit for our pre-tax loss in 2002 since we determined that it was unlikely we would be able to realize that tax benefit in the future.

Liquidity and Capital Resources

Our principal sources of funds are our credit facility, available resources of cash and cash equivalents and equity securities. At December 31, 2004, we had cash and cash equivalents of $7.1 million and equity securities of $3.6 million which are available for sale within 12 months, representing an increase in cash and cash equivalents and equity securities of $5.9 million from December 31, 2003. At December 31, 2004, we had $8.5 million of available borrowings under our credit facility. As of March 21, 2005, we had $10.5 million of available borrowings under our credit facility due to the recent increase in our credit facility, as discussed below.

Our cash resources are not sufficient to cover all projected costs and expenses necessary to commence mining at the Las Cruces project. We estimate that the initial capital cost will be approximately €280 million, or approximately $369 million, to bring the Las Cruces project into production, excluding reclamation bonding requirements, inflation, interest and other financing costs. We are exploring various financing alternatives for projected costs and expenses associated with the Las Cruces project. Over the past year, we have retained financial advisors and engaged in numerous efforts to obtain financing for the Las Cruces project. Debt financing is very difficult to obtain for mining projects in the permitting and development phase, particularly in the absence of completion guarantees or a significant equity investment in the project. We are not in a position to provide or obtain completion guarantees and, therefore, our efforts have been focused primarily on obtaining equity financing. We originally planned to raise a significant portion of the required funds pursuant to a public offering of common stock. In June 2004, we filed a registration statement with the Securities and Exchange Commission and a Canadian preliminary prospectus with securities regulatory authorities in Canada for a proposed public offering of up to 70,150,000 shares of our common stock. We spent several months preparing for the proposed public offering and conducted significant marketing efforts. Due to unfavorable market conditions, however, our efforts to complete the offering were unsuccessful, and the Canadian preliminary prospectus expired during the fourth quarter of 2004. We have investigated the possibility of obtaining smaller amounts of debt or equity financing in order to advance the development of the Las Cruces project and our prospects to complete a larger financing; however, due to the uncertainties associated with future financing, this option does not appear to be available to us on acceptable terms from parties other than Leucadia. As a result, we have obtained a limited amount of additional financing from Leucadia, as described below, and we are currently focusing on alternative sources of funding for the Las Cruces project.

As described in more detail below, we recently entered into additional financing arrangements with Leucadia. These financing arrangements included an amendment to our existing credit facility which, among other things, increased the available borrowings by $5 million to a total of $80 million. Also pursuant to these financing arrangements, our wholly-owned Dutch subsidiary entered into a $35 million credit agreement with Leucadia, pursuant to which it borrowed approximately $34.6 for the purpose of making a capital contribution to its wholly-owned Spanish subsidiary, Cobre Las Cruces, S.A. This capital contribution was required for Cobre Las Cruces to remain eligible to receive certain Spanish government subsidies relating to the Las Cruces project. The additional funding provided by Leucadia is intended to allow us to preserve our eligibility to receive the subsidies while we seek an extension of certain deadlines relating to the subsidies, and will allow us to continue to prepare for construction of the Las Cruces project while we seek additional financing. However, we must obtain additional debt and equity financing before construction of the mine can begin. We expect that to be able to obtain debt financing for the project, we will be required to have financed approximately 50% of the initial capital cost of the project from other sources. We continue to evaluate our options with respect to additional equity financing, which could be accomplished through a joint venture, sale of the project, merger and/or other transaction, a consequence of which could include the sale or exchange of our outstanding stock to third parties and/or Leucadia at a price that could be lower than the current trading price of our outstanding shares of common stock.

Until May 2001, our revenues came from two sources: contract mining at the Castle Mountain Mine and the sale of gold from the mine. Since the completion of mining activities at the Castle Mountain Mine in May 2001, our only source of revenue has been sales of residual gold recovered from the leach pads during the closure and reclamation phase at the mine. This residual gold production ceased during the fourth quarter of 2004. Based on our current operations, expected overhead expenses and exploration costs, we will not have positive cash flow from operations before production of refined copper begins at the Las Cruces project.

Net cash used by operating activities was $6.7 million for the twelve months ended December 31, 2004 compared to net cash used by operating activities of $3.1 million in 2003 and net cash provided by operating activities of $1.3 million in 2002. The increase in net cash used by operating activities in 2004 is primarily due to the write-off of $3.6 million of deferred offering and other financing related costs.

Net cash used by investing activities was $14.4 million, $5.5 million and $3.7 million for the twelve months ended December 31, 2004, 2003 and 2002, respectively.

Additions to mining properties, plant and mine development totaled $16.3 million for the year ended December 31, 2004, compared to $7.5 million for 2003 and $3.5 million for 2002. For all periods presented, additions to mining properties, plant and mine development consisted of: (1) mine development expenditures; (2) construction expenditures for buildings, machinery, plant and equipment; (3) expenditures for mobile mining service equipment; and (4) capitalized interest. The principal source of funds that we used to fund project development at the Las Cruces project was our credit facility with Leucadia.

In March 1998, we entered into our credit facility with Leucadia. Through various amendments, the most recent of which was effective March 4, 2005, our credit facility has been amended to increase the facility to $80 million. Our credit facility has an expiration date of January 3, 2007. Leucadia may terminate our credit facility on December 15 of any year, provided Leucadia notifies us of the termination prior to September 15 of that year. Leucadia has the right to terminate our credit facility at any time when it owns less than 45% of our outstanding common stock. Leucadia has notified us that it does not intend to terminate our credit facility prior to December 15, 2006. At December 31, 2004, we had outstanding borrowings under our credit facility of $66.5 million. Loans outstanding under our credit facility bear interest equal to the prime rate plus 3% and interest and commitment fees are payable quarterly. The prime rate at March 21, 2005 was 5.5%. Interest paid to Leucadia under our credit facility for the twelve months ended December 31, 2004 and 2003 was approximately $2.6 million and $1.5 million, respectively. A substantial portion of these interest payments relates to financing for the Las Cruces project. Interest related to the Las Cruces project is capitalized and is not reflected as interest expense in our consolidated statements of operations. Instead, capitalized interest is added to mining properties, plant and mine development on our consolidated balance sheets.

The credit facility requires us to maintain certain financial ratios. From time to time, we have requested waivers with respect to certain of these financial ratios. Although Leucadia has granted to us the waivers necessary for us to comply with the financial covenants contained in the credit facility, we may need additional waivers in the future, and we cannot provide any assurance that Leucadia would grant any such additional waivers. As of December 31, 2004, we were in compliance with the financial covenants under the credit facility.

The credit facility, as amended on March 4, 2005, provides that Leucadia will have the right to convert our outstanding debt under our credit facility at any time at a conversion price of $1.30 per share assuming we withdraw our registration statement relating to the proposed public offering. The beneficial conversion feature associated with Leucadia’s conversion option resulted in a significant increase to our stockkholders’ equity and a decrease to our long-term liabilities. These changes are temporary and will reverse over the remaining term of the credit facility. See “Critical Accounting Policies and Estimates – Debt Discount” above.

In connection with the most recent amendment to our credit facility, on March 4, 2005, our wholly-owned Dutch subsidiary, MK Gold Exploration B.V., entered into a credit agreement with Leucadia. The Dutch subsidiary credit agreement provides for borrowings of up to $35 million. Outstanding loans under the Dutch subsidiary credit agreement bear interest at a rate equal to the Eurodollar rate plus 2.5%, and accrued interest is capitalized quarterly. The termination date of the Dutch subsidiary credit agreement is January 3, 2007. Commencing in 2006, Leucadia may terminate the facility on December 15 of any year, provided Leucadia notifies the Dutch subsidiary of the termination prior to September 15 of that year. As required by the Dutch subsidiary credit agreement, $34.6 million of available borrowings under the Dutch subsidiary credit agreement were used by the Dutch subsidiary to make an immediate capital contribution of approximately €26 million to its wholly-owned subsidiary, Cobre Las Cruces, which owns the Las Cruces project. This capital contribution was required for Cobre Las Cruces to remain eligible to receive certain Spanish government subsidies relating to the Las Cruces project. If Cobre Las Cruces does not receive a substantial portion of the subsidies, the Dutch subsidiary must immediately cause Cobre Las Cruces to declare and pay a dividend to it in an amount equal to all (or the maximum amount permitted by law) of the funds contributed to Cobre Las Cruces by the Dutch subsidiary, and the Dutch subsidiary must in turn use the dividend to immediately repay the Dutch subsidiary’s borrowings under the Dutch subsidiary credit agreement.

To obtain the amendment to our credit facility and obtain the Dutch subsidiary credit facility, we agreed to (1) guarantee the obligations of the Dutch subsidiary under the Dutch subsidiary credit agreement and (2) secure our obligations under the credit facility and our guarantee of the Dutch subsidiary credit agreement by pledging to Leucadia 65% of the issued and outstanding stock of the Dutch subsidiary. We executed a Guaranty dated March 4, 2005, in favor of Leucadia and an Agreement and Deed of Pledge, dated March 7, 2005, as required by the terms of the amendment to the credit facility and the Dutch subsidiary credit agreement.

We are exploring various debt financing alternatives for projected costs and expenses associated with the Las Cruces project. We are also considering other sources of financing, including product off-take agreements, which are a type of product sales agreement, supplier financing and equipment leasing. If we obtain a sufficient level of financing from other sources, we believe we can secure debt financing for a portion of the initial capital requirements of the Las Cruces project. We expect this debt financing to be primarily funded through a new credit facility using a consortium of international banks experienced in mining project financing. We have retained Cutfield Freeman & Co., Ltd. to assist us, and they have had preliminary discussions with a number of such banks. Based on discussions with Cutfield Freeman & Co., Ltd. and other financial advisors, however, we do not expect to be able to obtain any bank financing until we have financed at least 50% of the initial capital requirements from other sources. While we believe that we will be able to obtain debt financing for the Las Cruces project, we cannot assure you that we will be able to obtain debt financing on favorable terms or at all. If we are unable to obtain financing when needed or if we are unable to obtain subsidies from the Spanish government as described in this report, the development of the Las Cruces project could be delayed significantly. Any significant delay could increase the costs of developing the Las Cruces project or prohibit us from completing development of the project.

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

Upon completion of production at a mine, we must make expenditures for reclamation and closure of the mine. Effective January 1, 2003, we account for future reclamation and mine closure costs in accordance with SFAS No. 143. At December 31, 2004, we had a recorded asset retirement obligation of $0.8 million for these costs for the Castle Mountain Mine. We and Quest Capital Corporation, formerly Viceroy Resource Corporation, the owner of the remaining 75% interest in the Castle Mountain Venture, are depositing cash, including all proceeds from the sale of plant and equipment, in a separate fund to cover current and future reclamation costs at the venture properties. At December 31, 2004, our share of this fund was $1.4 million. This fund is classified as restricted cash and investments. During the year ended December 31, 2004, approximately $0.9 million of restricted investments were sold and are now classified as restricted cash. We have not recorded any asset retirement liabilities relating to the Las Cruces project as there has been no disturbance that would require reclamation or remediation. We review the adequacy of our reclamation and mine closure liabilities in light of current laws and regulations and adjust our liabilities as necessary.

For the years ended December 31, 2004, 2003 and 2002, other comprehensive income (loss) includes approximately $6.0 million, $8.9 million and $6.8 million, respectively, resulting from the recognition of unrealized gains and losses from foreign currency translation adjustments. While the recognition of these adjustments results in decreases and increases in total stockholders’ equity, these adjustments had no impact on our consolidated results of operations. These adjustments are required in order to convert our euro denominated assets and liabilities into U.S. dollars and, therefore, reflect the change in the value of the euro against the U.S. dollar over these periods. We do not believe these adjustments reflect any decrease or increase in the economic value of our assets, and we are unable to predict whether these unrealized losses and gains from foreign currency translation adjustments will continue in the future. Foreign currency exchange rates can have a significant impact on our consolidated financial statements. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” and Note 1 to the consolidated financial statements that are located elsewhere in this report.

As shown below, at December 31, 2004, our contractual cash obligations totaled approximately $72.59 million.

Contractual Obligations

	Payments Due by Period (in millions)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Operating leases	$0.54	$0.20	$0.25	$0.09	$—
Line of credit (1)	66.50	—	66.50	—	—
Estimated interest on line of credit (2)	5.55	5.50	0.05	—	—

Total contractual cash obligations	$72.59	$5.70	$66.80	$0.09	$—

(1)

This amount represents the outstanding principal balance at December 31, 2004 under our credit facility. Leucadia may terminate our credit facility on December 15 of any year, provided Leucadia notifies us of the termination prior to September 15 of that year. Leucadia has the right to terminate our credit facility at any time when it owns less than 45% of our outstanding common stock. Leucadia has notified us that it does not intend to terminate our credit facility prior to December 15, 2006. As of

December 31, 2004, our credit facility had an expiration date of January 3, 2006, but in March 2005, the expiration date was extended to January 3, 2007. The credit facility will terminate upon conversion of all outstanding amounts under the credit facility.

(2)	Estimated interest on the line of credit facility with Leucadia was calculated based on the outstanding borrowings at December 31, 2004 of $66.5 million. Interest was calculated using the prime rate in effect at December 31, 2004 of 5.25% plus 3% as specified in the credit agreement. At December 31, 2004, the credit facility had an expiration date of January 3, 2006. On March 4, 2005, the expiration date was extended to January 3, 2007.

During the years ended December 31, 2004, 2003 and 2002, we were not a party to any derivative instruments, forward sales contracts or other contracts designed to hedge market risks. In the past we have entered into option contracts and forward sales contracts to establish a minimum price on a portion of the ounces of gold that we produce. In the future, we may seek to mitigate the risk of fluctuations in copper prices through periodic forward sales. We do not enter into option or sales contracts for the purpose of speculative trading.

We do not currently have a foreign currency program to mitigate risks associated with fluctuations in foreign currency. In addition, we have not undertaken any hedging activities with respect to our credit facility with Leucadia, which carries a variable interest rate.

Off-Balance Sheet Arrangements

Surety bonds and letters of credit totaling $2.5 million, of which our share is $0.6 million, have been provided as required by various governmental agencies for environmental protection, including reclamation bonds at the Castle Mountain mine and the American Girl Mine. We have provided surety bonds and letters of credit of $0.5 million for water management at the Las Cruces project. Reclamation at the American Girl mine was completed, except for ground water and re-vegetation monitoring, in 2000. If the requirements of the agreements that require the bonds and letters of credit are not met, the respective governmental agencies could draw on the bonds and letters of credit to fund the costs of meeting the applicable requirements.

Share Repurchases

In October 1998, our board of directors authorized the repurchase of up to two million shares of our common stock. We repurchased 173,700 shares under the repurchase program, all of which were purchased prior to 2000. The repurchase program was terminated on March 26, 2004.

Recently Issued Accounting Standards

Based upon our review of new accounting standards released during the year ended December 31, 2004, we did not identify any standard requiring adoption that would have a significant impact on our consolidated financial statements.

The mineral rights relating to the Las Cruces project had been classified as an intangible asset at December 31, 2003. Effective April 2004, the Financial Accounting Standards Board, or FASB, ratified the Emerging Issues Task Force consensus that mineral rights should be accounted for as tangible assets and classified as a component of property and equipment. In accordance with this pronouncement, we reclassified this asset, which had a balance of $48.4 million, from intangible assets to mining properties, plant and mine development, net, on our consolidated balance sheet as of December 31, 2003.

In December 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25,

“Accounting for Stock Issued to Employees.” SFAS No. 123R requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. That cost will be recognized as an expense over the vesting period of the award. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In addition, we will be required to determine fair value in accordance with SFAS No. 123R. SFAS No. 123R is effective for reporting periods beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged, and requires the application of a transition methodology for stock options that have not vested as of the date of adoption. We intend to adopt SFAS 123R effective July 1, 2005 using the modified prospective application without restatement of prior interim periods. We do not expect the adoption of SFAS 123R to have a material impact on our financial position or results of operations.

Cautionary Statement for Forward-Looking Information

Certain information set forth in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, exploration efforts, project development schedules, financing needs, plans or intentions relating to potential acquisitions or similar transactions and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. We may make additional forward-looking statements from time to time. All subsequent forward-looking statements, whether written or oral and whether made by us or on our behalf, are also expressly qualified by these cautionary statements.

Our forward-looking statements are based on our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties. However, we cannot assure you that management’s expectations, beliefs and projections will result or be achieved or accomplished. Our forward-looking statements apply only as of the date made. Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

Our profitability depends entirely on the success of our Las Cruces project.

We are focused primarily on the development of our Las Cruces project. Accordingly, our profitability depends entirely upon the successful development and operation of this project. We are currently incurring losses, and we expect to continue to incur losses until copper production begins at the Las Cruces project. We cannot assure you that we will achieve production at the Las Cruces project or that we will ever be profitable even if production is achieved. The failure to successfully develop the Las Cruces project would have a material adverse effect on our financial condition, results of operations and cash flows. Even if we are successful in achieving production, an interruption in operations at Las Cruces that prevents us from extracting ore from the Las Cruces project for any reason would have a material adverse impact on our business.

We will need substantial additional financing to complete the development of the Las Cruces project.

We estimate that the initial capital costs for the development of the Las Cruces project are approximately €280 million, or approximately $369 million, including working capital, land purchases and contingencies, but excluding reclamation bonding requirements, inflation, interest and other financing costs. The estimated capital costs of the Las Cruces project are based on PAH’s review of the DMT-Outokumpu feasibility study, and those estimates could change after the detailed engineering process has been completed. We are exploring various financing alternatives to finance the projected costs and expenses of the Las Cruces project. We cannot assure you that we will be able to obtain the necessary financing for the Las Cruces project on favorable terms or at all. Additionally, if the actual costs to complete the development of the Las Cruces project are significantly higher than we expect or if we are unable to obtain subsidies from the Spanish government as described in this report, we may not have enough funds to cover these costs and we may not be able to obtain other sources of financing. The failure to obtain all necessary financing would prevent us from achieving production at the Las Cruces project and impede our ability to become profitable.

We depend on government subsidies to partially fund the Las Cruces Project.

The European Commission has approved the grant by the Spanish central and regional governments of subsidies to us in connection with the Las Cruces project of €52.8 million, or approximately $69.5 million. We base estimates regarding the potential for economic copper production at, timing for development of, and the amount of financing required for, the Las Cruces project on the assumption that we will receive the entire €52.8 million approved by the European Commission, which includes €47.5 million, or approximately $62.6 million, of subsidies previously granted to us. We cannot predict, however, the amount of subsidies we will actually receive, if any. Furthermore, we must meet several conditions to receive the €47.5 million in previously granted subsidies. Our ability to satisfy these conditions depends on, among other things, our ability to obtain financing, and we cannot predict when, if at all, we will be able to satisfy these conditions. In order for us to receive the subsidies, the Spanish central and regional governments required us to have incurred 25% of a targeted amount of capital expenditures relating to the project by March 27, 2004 and the remaining 75% by March 27, 2006. Since we did not receive all of the necessary permits and financing by the 2004 deadline, we were not in a position to incur the requisite capital expenditures and, accordingly, did not meet this condition at that time. We obtained an extension of this deadline until March 27, 2005, but we were not in a position to meet the extended deadline. Therefore, we have requested an additional extension. If we are unable to meet this deadline or future deadlines without obtaining extensions, we will lose the right to receive these subsidies. In addition, to the extent that we have received any subsidies, we will be required to return them, with interest, to the Spanish central and regional governments. The loss of the subsidies would significantly increase our costs to develop the Las Cruces project and would require us to obtain additional funds from other sources, which may not be available on favorable terms or at all. If we do not receive the amount of subsidies that we expect, it could delay the development of the Las Cruces project and reduce its profitability.

The development of the Las Cruces project may be delayed.

We have experienced delays in developing the Las Cruces project, and we may experience further delays. These delays may affect the timing of development of the project and could increase its development costs, affect its economic viability, or prevent us from completing its development.

The timing of development of the Las Cruces project depends on many factors, some of which are beyond our control, including the:

•	timely issuance of permits and municipal licenses;

•	procurement of additional financing;

•	acquisition of surface land and easement rights required to develop and operate the project, particularly if we are required to acquire surface land through expropriation in connection with our mining concession;

•	completion of basic engineering; and

•	construction of the project.

Adverse political and environmental developments in Spain could also delay or preclude the issuance of permits or the expropriation of land necessary to develop the Las Cruces project. In addition, factors such as fluctuations in the market price of copper and in foreign exchange or interest rates, as well as international political unrest, could adversely affect our ability to obtain adequate financing to fund the development of the project.

We may not be able to obtain or renew all of the permits necessary to develop and operate the Las Cruces project.

Pursuant to Spanish law, we must obtain various permits in connection with the operation and development of the Las Cruces project. While we have secured several key permits, including the mining concession, we must obtain a variety of licenses or permits, including air quality control, water, electrical, steam deflection, hydraulic public domain utilization and municipal licenses. Additionally, under the Spanish appeals system, licenses and concessions granted for the Las Cruces project are subject to appeals. If the Spanish authorities were to rule in favor of the party lodging the appeal, the concession or license, in certain cases, could be voided. See “Items 1 and 2. Business and Properties—Las Cruces Project—Regulatory Matters—Spanish Law—Appeals,” “Items 1 and 2. Business and Properties—Las Cruces Project—Permits” and “Item 3. Legal Proceedings.” In addition to requiring permits for the development of the mine, we will need to obtain permits during the life of the project. Obtaining and renewing the necessary governmental permits is a complex and time-consuming process. We cannot assure you that all the permits will be granted to us or whether we will be able to fulfill all the requirements imposed pursuant to these permits. The failure to obtain the necessary permits or meet their requirements could delay development, increase our costs or, in some cases, require us to discontinue operating the mine.

Our business may be negatively affected by inaccurate estimates of our ore reserves.

The ore reserve figures for the Las Cruces project presented in this report are estimates, and we cannot assure you that we will recover the indicated levels of copper. Reserve estimates are imprecise and depend on geological analysis based partly on statistical inferences drawn from drilling and sample analysis, which may prove unreliable, and assumptions about operating costs and copper prices. Valid estimates may change significantly when new information becomes available. The reserve estimates for the Las Cruces project are based on, among other things, an assumed long-term copper price of $0.76 per pound of copper, a cut-off grade of 1.00% copper and projected average cash operating costs of €0.33, or approximately $0.43, per pound of copper, based on the technical report prepared by PAH. These assumptions may not be accurate, and increases in production costs, fluctuations in the market price of copper or changes in grade estimates may result in changes to our reserve estimates.

Because we have not begun production at the Las Cruces project, there is additional risk that we may need to reduce or adjust the reserves and the extent of mineralization (including grade estimates) for the Las Cruces project based upon actual production experience. In addition, during the course of developing the Las Cruces project, we may revise the ore reserves based on information we obtain from additional drilling or other testing. A material reduction in the estimates of our reserves, or in our ability to extract these reserves, could require material write downs in investment in the Las Cruces project and increase amortization, reclamation and closure costs.

We may never achieve our production estimates.

We have prepared estimates of future copper production. We cannot assure you that we will ever achieve our production estimates or any production at all. Our production estimates depend on, among other things:

•	the accuracy of our reserve estimates;

•	the accuracy of assumptions regarding ore grades and recovery rates;

•	ground conditions and physical characteristics of the mineralization, such as hardness and the presence or absence of particular metallurgical characteristics;

•	the accuracy of estimated rates and costs of mining and processing; and

•	our ability to obtain all permits and construct a processing facility at Las Cruces.

Our actual production may vary from our estimates if any of these assumptions prove to be incorrect. With respect to the Las Cruces project, we do not have the benefit of actual mining and production experience in verifying our estimates, which increases the likelihood that actual production results will vary from the estimates.

Copper price volatility may reduce our revenues and operating profits.

Our future profitability and long-term viability will depend, in large part, on the market price of copper. Market prices for copper are volatile and are affected by numerous factors beyond our control, including expectations regarding inflation, global and regional demand, speculative activities, political and economic conditions and production costs in major copper-producing regions. The aggregate effect of these factors on copper prices is impossible for us to predict. A $0.10 decrease in the price per pound of copper could reduce the annual cash flows from the Las Cruces project by up to $14 million. A decrease in copper prices could adversely affect our ability to finance the development of the Las Cruces project.

We are subject to unpredictable fluctuations in currency exchange rates that may negatively affect the profitability of the Las Cruces project.

Because Spain is a member of the European Monetary Union, we will incur a substantial portion of the development and operating costs associated with the Las Cruces project in euros. Our estimated capital costs for the Las Cruces project are based in euros, but our current indebtednesses is in U.S. dollars, and potential financing alternatives and our future copper sales will be in U.S. dollars. The amount of U.S. dollars necessary to fund the development and operating costs associated with the Las Cruces project is dependent on the euro to U.S. dollar exchange rate. Our expenses could be higher than our prior U.S. dollar estimates if the value of the U.S. dollar relative to the euro weakens. A 10% increase in the value of the euro relative to the U.S. dollar could increase our estimate of the cost to develop the Las Cruces project by $37 million. Exchange rates fluctuate, and we cannot predict what exchange rates will be over the course of the development and operation of the Las Cruces project. Any weakening in the value of the U.S. dollar relative to the euro could adversely affect our business.

Unexpected and adverse changes in Spain or other foreign countries could result in project disruptions, increased costs and potential losses.

Increased international political instability, evidenced by the threat or occurrence of terrorist attacks, such as the September 11, 2001 attacks in the United States and the attacks in Madrid, Spain, heightened national security measures, uncertainties relating to the ongoing military action in Iraq and Afghanistan, strained international relations with North Korea and other countries, and conflicts in the Middle East, Asia and elsewhere may halt or hinder our ability to develop the Las Cruces project and conduct exploration activities. This increased instability may, for example, negatively impact the reliability and cost of transportation, negatively affect the desire of our employees to travel, adversely affect our ability to obtain adequate insurance at reasonable rates or require us to take extra security precautions. In addition, this international political instability has had, and may continue to have, negative effects on financial markets, which could adversely affect our ability to finance the development of the Las Cruces project.

Our substantial indebtedness could adversely affect our ability to operate our business.

We have a large amount of indebtedness compared to our equity capitalization, and we intend to raise a significant portion of the funds necessary to develop the Las Cruces project through additional debt financing. As a result, we will have significant debt service obligations that will limit our flexibility and impose significant restrictions on us. Our substantial indebtedness and the terms of our existing or future credit agreements or other instruments governing our indebtedness could make it more difficult for us to satisfy our debt covenants and debt service, lease payments and other obligations. Our indebtedness may also increase our vulnerability to general adverse economic and industry conditions and limit our ability to obtain additional financing to fund additional exploration or development projects, working capital, capital expenditures or other general corporate requirements. Our debt service obligations will reduce the availability of cash flow from operations for other purposes and limit our flexibility in planning for, or reacting to, changes in our business, the mining industry or metals prices. These restrictions and limitations may place us at a disadvantage compared to competitors with relatively lower amounts of debt.

Any increases in interest rates will increase the amount of interest we are obligated to pay under our credit facilities with Leucadia. In addition, because we intend to finance a significant portion of the Las Cruces project through debt financing, increases in interest rates will increase our costs to finance the Las Cruces project and could significantly affect the profitability and long-term economic viability of the project.

Mining is inherently dangerous and subject to conditions or events beyond our control, which could have a material adverse effect on our business.

Mining at the Las Cruces mine involves various types of risks and hazards, including:

•	environmental hazards;

•	industrial accidents;

•	metallurgical and other processing problems;

•	unusual or unexpected rock formations;

•	structural cave-ins or slides;

•	flooding;

•	fires;

•	metals losses; and

•	periodic interruptions due to inclement or hazardous weather conditions.

These risks could result in damage to, or destruction of, mineral properties, production facilities or other properties, personal injury, environmental damage, delays in mining, increased production costs, monetary losses and possible legal liability. We may not be able to obtain insurance to cover these risks at economically feasible premiums. Insurance against certain environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from production, is not generally available to us or to other companies within the mining industry. We may suffer a material adverse effect on our business if we incur losses related to any significant events that are not covered by our insurance policies.

Our primary operations are subject to the risks of doing business in foreign countries.

Because our exploration and mine development activities are located primarily in foreign countries, principally the Las Cruces project in Spain and other exploration activities in Spain, as well as other countries, we are subject to risks associated with conducting business in a foreign country. These risks include:

•	uncertain political and economic environments;

•	limits on repatriation of earnings;

•	war, terrorism and civil disturbances;

•	expropriation or nationalization;

•	high rates of inflation;

•	submitting to the jurisdiction of a foreign court or panel or enforcing the judgment of a foreign court or arbitration panel against a sovereign nation within its own territory; and

•	forced modification of existing contracts and unenforceability of contractual rights.

Changes in mining or investment policies or shifts in the prevailing political climate in any of the countries in which we conduct exploration and development activities, or changes in U.S. regulations relating to foreign trade, investment and taxation, could adversely affect our business.

Our activities are subject to environmental laws and regulations that may increase our costs of doing business and may restrict our operations.

All of our exploration, development and production activities in Spain and the United States are subject to regulation by governmental agencies under various environmental laws. To the extent we conduct exploration activities or undertake new mining activities in other foreign countries, we will also be subject to environmental laws and regulations in those jurisdictions. These laws address emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species, and reclamation of lands disturbed by mining operations. Environmental legislation in many countries is evolving and the trend has been towards stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and increasing responsibility for companies and their officers, directors and employees. Compliance with environmental laws and regulations may require significant capital outlays and may cause material changes or delays in our intended activities. We cannot assure you that future changes in environmental regulations will not adversely affect our business, and it is possible that future changes in these laws or regulations could have a significant adverse impact on some portion of our business, causing us to re-evaluate those activities at that time.

We are subject to significant governmental regulations.

Our mining activities in Spain and the United States are subject to extensive federal, state, provincial, territorial and local laws and regulations governing various matters, including:

•	environmental protection;

•	management and use of toxic substances;

•	management of natural resources;

•	exploration, development of mines, production and post-closure reclamation;

•	export and import controls and restrictions;

•	price controls;

•	taxation;

•	labor standards and occupational health and safety, including mine safety; and

•	historic and cultural preservation.

The costs associated with compliance with these laws and regulations are substantial and possible future laws and regulations, or more stringent enforcement of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures, restrictions on or suspensions of our operations and delays in the development of our properties, including the Las Cruces project. These laws and regulations may allow governmental authorities and private parties to bring lawsuits based upon damages to property and injury to persons resulting from the environmental, health and safety impacts of our past and current operations, and could lead to the imposition of substantial fines, penalties or other civil or criminal sanctions. In addition, our failure to comply strictly with applicable laws, regulations and local practices relating to permitting applications or reporting requirements could result in loss, reduction or expropriation of entitlements, or the imposition of additional local or foreign parties as joint venture partners. Any such loss, reduction, expropriation or imposition of partners could have a materially adverse effect on our operations or business.

Our limited exploration activities may not be successful in identifying new projects.

We maintain a small exploration program to evaluate potential mining projects. Our ability to acquire and fund additional projects, however, is limited. In addition, there are uncertainties inherent in any mineral exploration program that could make it difficult for us to successfully acquire additional projects. These risks include the location of economically viable ore bodies, the development of appropriate metallurgical processes, the receipt of necessary governmental permits and the construction of mining and processing facilities. Even if we identify and acquire an economically viable ore body, several years may elapse from the initial stages of development until we commence commercial production. We cannot assure you that our current exploration programs will result in any new commercial mining operations or yield new reserves to replace or expand current copper reserves.

Our metallurgical processes have not yet been commercially tested, and if they are not commercially viable, the Las Cruces project could be delayed.

While the commercial viability of the proposed metallurgical processes for the Las Cruces project has been demonstrated in both batch and mini-continuous pilot-scale test work using Las Cruces ore, and the same process has been used for extracting other base metals at comparable projects, we cannot assure you that our proposed metallurgical processes will be commercially successful upon implementation at the Las Cruces project. If, upon implementation at the Las Cruces project, our metallurgical processes are not commercially viable, the Las Cruces project could be delayed while any necessary modifications are implemented to the processes.

The mining industry is an intensely competitive industry, and we may have difficulty effectively competing with other mining companies in the future.

Mines have limited lives and, as a result, we must continually seek to replace and expand our reserves through the acquisition of new properties. Significant competition exists for the acquisition of properties producing or capable of producing copper, gold and other metals. We may be at a competitive disadvantage in acquiring additional mining properties because we must compete with other individuals and companies, many of which may have greater financial resources and larger technical staffs than we have. As a result of this competition, we may be unable to acquire attractive mining properties on acceptable terms.

Our ability to operate our Company effectively could be impaired if we lose key personnel.

We depend on the services of key executives, including G. Frank Joklik, our chairman and chief executive officer, and a small number of experienced executives and personnel focused on the development of the Las Cruces project. We have not entered into employment agreements with any key executives other than Francisco Fernando Fernandez Torres, the managing director of Cobre Las Cruces. Additionally, the number of persons skilled in the development and operation of mining properties is limited and significant competition exists for these individuals. We cannot assure you that we will be able to employ key personnel or that we will be able to attract and retain qualified personnel in the future. We do not maintain “key person” life insurance to cover our executive officers. Due to the relatively small size of our company, our failure to retain or attract key personnel may delay or otherwise adversely affect the development of the Las Cruces project, which would have a material adverse effect on our business.

We face other risks and uncertainties.

In addition to the factors described above, we face a number of other risks and uncertainties, including those discussed under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” below.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Copper Price Risk

Our future profitability and long-term viability will depend, in large part, on the market price of copper. Market prices for copper are volatile and are affected by numerous factors beyond our control, including expectations regarding inflation, global and regional demand, speculative activities, political and economic conditions, and production costs in major copper producing regions. The aggregate effect of these factors on copper prices is impossible for us to predict. A decrease in copper prices could adversely affect our ability to finance the development of the Las Cruces project, which would have a material adverse effect on our results of operations and financial condition. A $0.10 decrease in the price per pound of copper could reduce annual cash flows from the Las Cruces project by up to $14 million.

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

Foreign Currency Exchange Rate Risk

Most of our activities are located in Spain. We also conduct exploration activities in other countries. Our future profitability could be affected by fluctuations in foreign currencies relative to the U.S. dollar. A 10% increase in the value of the euro relative to the U.S. dollar could increase our estimate of the cost to develop the Las Cruces project by $37 million. We have not entered into any foreign currency contracts or other derivatives to establish a foreign currency protection program.

Interest Rate Risk

At December 31, 2004, we had borrowed $66.5 million under our credit facility with Leucadia. On October 13, 2004, we amended our credit facility with Leucadia. Among other things, the amendment increased the variable interest rate applicable to borrowings under the credit facility to an amount equal to the prime rate plus 3%. Prior to the amendment, the interest rate applicable to borrowings under the credit facility was equal to the prime rate. At December 31, 2004, the prime rate was 5.25%. A 1% increase in the prime rate would increase our annual interest expense by approximately $0.70 million. We have not undertaken any hedging activities with respect to the credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (Unaudited)

(Thousands of dollars except share data)

Selected quarterly financial data for the years ended December 31, 2004 and 2003 is presented below.

2004 Quarters	First	Second		Third	Fourth
Revenue	$339	$239		$176	$239
Gross profit	137	67		44	87
Net income (loss)	(572)	167		(561)	10,771 (c)
Basic and diluted income (loss) per share (a)	(0.02)	0.00		(0.01)	(0.29)

2003 Quarters	First	Second		Third	Fourth
Revenue	$425	$405		$281	$330
Gross profit (loss)	197	203		(204)	97
Net income (loss)	(342)	1,649	(b)	(728)	(378)
Basic and diluted income (loss) per share (a)	(0.01)	0.04		(0.02)	(0.01)

(a)	The total of the four quarters’ basic and diluted income (loss) per share does not equal the earnings per share for the year due to rounding.
(b)	We recorded a non-cash gain of $1.9 million, net of related expenses, on the estimated value of the common shares of Bear Creek Mining Corporation received in exchange for all of our limited partnership units of Peru Exploration Venture LLLP.
(c)	We recorded $6.0 million of non-cash debt discount amortization costs related to the beneficial conversion feature in our credit facility with Leucadia National Corporation. We also wrote off $3.6 million in deferred offering and other financing related costs relating to our abandoned stock offering.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of MK Resources Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of MK Resources Company (a majority-owned subsidiary of Leucadia National Corporation) and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Salt Lake City, Utah

March 10, 2005

MK RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2004, 2003 and 2002

(Thousands of dollars except share data )

	2004	2003	2002
REVENUE:

Product sales	$993	$1,441	$4,841

Total revenue	993	1,441	4,841

COSTS AND OPERATING EXPENSES:
Product sales	294	506	2,142
Accretion of asset retirement obligations	60	77	87
Project development	304	565	279

Total costs and operating expenses	658	1,148	2,508

GROSS PROFIT	335	293	2,333

Exploration costs	(398)	(523)	(674)
General and administrative expenses	(3,161)	(2,492)	(1,662)
Gain (loss) on disposal of assets	59	106	(224)

LOSS FROM OPERATIONS	(3,165)	(2,616)	(227)

Equity in loss of unconsolidated affiliate	—	—	(301)
Litigation settlement, net	—	36	—
Bankruptcy recovery, net	994	315	318
Other income	5	—	—
Amortization of debt discount	(5,965)	—	—
Abandoned offering costs	(3,600)	—	—
Gain on sale of securities	—	498	—
Gain on exchange of partnership interest, net	—	1,945	—
Investment income and dividends, net	26	50	84
Interest expense	(34)	(23)	(24)

Income (loss) before income taxes	(11,739)	205	(150)
Income tax benefit (provision)	2	(4)	(3)

Net income (loss)	$(11,737)	$201	$(153)

Basic and diluted income (loss) per common share	$(0.31)	$0.01	$(0.00)

The accompanying notes are an integral part of the consolidated financial statements.

MK RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

As of December 31, 2004 and 2003

(Thousands of dollars except par value)

ASSETS	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$7,098	$2,634
Restricted cash	642	874
Equity securities	3,590	2,167
Receivables	1,079	344
Inventories	—	133
Other	107	68

Total current assets	12,516	6,220

Mining properties, plant and mine development, net	104,556	82,589
Equity securities	32	97
Restricted investment securities	—	873
Restricted cash	726	379

TOTAL ASSETS	$117,830	$90,158

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,340	$1,732
Current portion of asset retirement obligation	667	874
Other accrued liabilities	2,382	467

Total current liabilities	4,389	3,073

Line of credit-Leucadia, net of unamortized debt discount of $31,369 at December 31, 2004	35,131	41,500
Asset retirement obligation	127	597
Deferred income tax liability	3,967	3,967

Total liabilities	43,614	49,137

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.01; 125,000,000 and 80,000,000 shares authorized at December 31, 2004 and 2003, respectively; 37,733,359 shares issued and outstanding at December 31, 2004, 37,545,500 shares issued and 37,525,649 shares outstanding at December 31, 2003	377	375
Capital in excess of par value	120,578	83,023
Accumulated deficit	(64,523)	(52,786)
Treasury stock at cost, 19,851 shares at December 31, 2003	—	(19)
Accumulated other comprehensive income	17,784	10,428

Total stockholders’ equity	74,216	41,021

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,830	$90,158

The accompanying notes are an integral part of the consolidated financial statements.

MK RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2004, 2003 and 2002

(Thousands of dollars except share data )

	Common Stock $0.01 Par Value	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Accumulated Other Compre- hensive Income (Loss)		Total
January 1, 2002	$374	82,869	(52,834)	(19)	(5,539)		24,851

Net loss			(153)				(153)
Other comprehensive income (loss):
Net change in unrealized loss on investments					(66)		(66)
Net change in translation adjustment					6,792		6,792

Comprehensive income							6,573

December 31, 2002	374	82,869	(52,987)	(19)	1,187		31,424

Net income			201				201

Other comprehensive income:

Net change in unrealized gain on investments					361		361
Net change in translation adjustment					8,880		8,880

Comprehensive income							9,442

Restricted stock grants	1	154					155

December 31, 2003	375	83,023	(52,786)	(19)	10,428	(1)	41,021

Net loss			(11,737)				(11,737)
Other comprehensive income:

Net change in unrealized gain on investments					1,358		1,358
Net change in translation adjustment					5,998		5,998

Comprehensive loss							(4,381)

Cancellation of treasury stock		(19)		19
Debt discount on credit facility		37,334					37,334
Exercise of stock options	2	240					242

December 31, 2004	$377	$120,578	$(64,523)	$—	$17,784	(2)	$74,216

(1)	As of December 31, 2003, this balance was comprised of $295 in unrealized gains on investments and $10,133 in translation adjustments on foreign currency.
(2)	As of December 31, 2004, this balance was comprised of $1,653 in unrealized gains on investments and $16,131 in translation adjustments on foreign currency.

The accompanying notes are an integral part of the consolidated financial statements.

MK RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2004, 2003 and 2002

(Thousands of dollars)

	2004	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$(11,737)	$201	$(153)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Restricted stock grants	—	155	—
Equity in loss of unconsolidated affiliate	—	—	301
Depreciation, depletion and amortization	19	25	29
Accretion expense	60	77	87
Litigation settlement	—	(38)	—
Bankruptcy recovery	(994)	(315)	(365)
Gain on sale of securities	—	(498)	—
Gain on exchange of partnership interest	—	(1,945)	—
Gain (loss) on disposal of assets	(59)	(106)	224
Amortization of debt discount	5,965	—	—
Changes in operating assets and liabilities:
Receivables	(735)	78	(181)
Inventories	133	40	729
Other current assets	(39)	30	37
Restricted cash	(115)	(764)	222
Accounts payable and other accrued liabilities	1,523	434	218
Asset retirement obligation	(677)	(505)	136

Net cash provided (used) by operating activities	(6,656)	(3,131)	1,284

INVESTING ACTIVITIES:
Additions to mining properties, plant and mine development	(16,264)	(7,516)	(3,505)
Proceeds from disposal of assets	24	111	671
Purchase of restricted investment securities	—	—	(1,621)
Purchase of equity securities	—	(45)	—
Proceeds from sale of equity securities	994	1,224	—
Proceeds from sale of restricted investment securities	873	748	750

Net cash used by investing activities	(14,373)	(5,478)	(3,705)

(continued)

MK RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

For the years ended December 31, 2004, 2003 and 2002

(Thousands of dollars)

	2004	2003	2002
FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreement – Leucadia	25,000	9,600	2,900
(Increase) decrease in other assets	—	211	(211)
Exercise of stock options	242	—	—

Net cash provided by financing activities	25,242	9,811	2,689

EFFECT OF EXCHANGE RATES ON CASH	251	6	(207)

INCREASE IN CASH	4,464	1,208	61

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,634	1,426	1,365

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,098	$2,634	$1,426

Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$32	$23	$24
Income taxes paid, net	$(2)	$4	$3

The accompanying notes are an integral part of the consolidated financial statements.

MK RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

1. ORGANIZATION, OPERATIONS AND BASIS OF ACCOUNTING

MK Resources Company (the “Company”) is engaged in the business of exploring for, acquiring, developing and mining mineral properties. The Company owns a 53% undivided interest in the American Girl Mining Joint Venture (the “AGMJV”), a 25% undivided interest in the Castle Mountain Venture (the “CMV”), and 100% of Cobre Las Cruces, S.A. (see Note 3). The Company is a 72.1% owned subsidiary of Leucadia National Corporation (“Leucadia”).

The Company’s principal sources of funds are its available resources of cash and cash equivalents, equity securities, cash generated from residual gold production at the Castle Mountain Mine and its credit facility with Leucadia (the “Credit Facility”). At December 31, 2004, the Company had cash and cash equivalents of $7,098 and equity securities of $3,622, representing an increase in cash and cash equivalents and equity securities of $5,887 from December 31, 2003. At December 31, 2004, the Company had $8,500 of available borrowings under the Credit Facility. The Company expects that its cash and cash equivalents and available borrowings under the Credit Facility will be sufficient to cover operating expenses through 2005. However, the Company’s cash resources will not be sufficient to cover all projected costs and expenses necessary to commence mining at the Las Cruces project. The Company estimates that the capital cost will be approximately 280 million euros, or approximately $369,000, to bring the Las Cruces project into production, excluding interest and other financing costs.

Critical Accounting Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the Company to make estimates about the effect of matters that are uncertain and to make difficult, subjective and complex judgments. These estimates and assumptions affect the reported amounts in the financial statements and disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates and judgments. Actual results could differ from these estimates. The Company believes that the following accounting policies are the most critical because they have the greatest impact on the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

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

A change in the Company’s ore reserve estimate, declines in the market price for copper, as well as increased production or capital costs or reduced recovery rates, could render ore reserves at the Las Cruces project uneconomic and could result in an impairment to the Company’s mining properties. If

MK RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

copper prices decline substantially below $0.76 per pound, the levels set for calculation of reserves, for an extended period, there could be material delays in developing the Las Cruces project. Reserves should not be interpreted as assurances of mine life or the profitability of future operations. No assurance can be given that the estimates of the amount of copper or the indicated level of recovery of copper will be realized at the Las Cruces project.

Asset Retirement Obligation – The Company estimates future asset retirement obligation costs mainly on the basis of legal and regulatory requirements. Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations,” requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of estimated asset retirement costs and the related asset created with it. The related asset is then amortized over the life of the asset on a units of production basis and accretion expense relating to the liability is recognized using the Company’s credit-adjusted risk-free interest rate. At various times the Company reviews the adequacy of its asset retirement obligations based on current estimates of future costs and sets aside adequate cash reserves to fund those costs. In the event that actual costs differ from those estimates, the Company’s results of operations, liquidity and financial condition will be affected.

The Company has put in place ongoing pollution control and monitoring programs at its mine sites and posted surety bonds as required for compliance with state and local closure, reclamation and environmental obligations. Estimated future reclamation and mine closure costs are based principally on legal and regulatory requirements. Through December 31, 2002, such costs were accrued and charged over the expected operating lives of the Company’s mines on a units-of-production method. On January 1, 2003, the Company adopted SFAS 143. The impact of adopting SFAS 143 was not material.

During May 2001, mining operations ceased and closure and reclamation activities began at the Castle Mountain Mine. The Company has reviewed the closure and reclamation accrual and believes it is sufficient.

Impairment of Long–Lived Assets - The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on management’s estimate of undiscounted future net cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

As of December 31, 2004, the carrying value of the Company’s investment in the mineral rights and mining properties of the Las Cruces project was approximately $104,000. The Company periodically evaluates the recoverability of the mining properties. Estimated future net cash flows from each property are calculated using estimates of proven and probable ore reserves, estimated future metal prices (considering historical and current prices, price trends and related factors) and operating capital and reclamation costs on an undiscounted basis. Impairment is measured based on discounted future net cash flows. The recoverability of these assets is entirely dependent upon the Company’s success in obtaining required permits, obtaining both debt and equity financing for the project, engineering and construction costs. The amount of financing that can be obtained for the project and its related cost will be significantly affected by the assessment of potential lenders and equity investors of the current and

MK RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

expected future market price of copper and the current market for investments in businesses similar to ours. In addition, the actual price of copper, the operating cost of the mine and the capital cost (in U.S. dollars) to build the project and bring the mine into production will affect the recoverability of these assets. Based on the current status of the project and the Company’s estimate of future financing costs and future cash flows, the Company believes the carrying amount of its investment is recoverable. However, if the Company is unable to obtain the final permits and financing required to begin construction of the mine and commence mining activities, the Company is unable to recover the investment through a sale of the project, or the capital cost of the project changes significantly, it is likely that this investment will be impaired.

Debt Discount - Effective October 13, 2004, the Credit Facility with Leucadia was amended to, among other things, include a conversion feature that (1) provides for the automatic conversion of all outstanding loans under the credit facility into shares of the Company’s common stock at the public offering price in the event the proposed public offering by the Company of its common stock is consummated and (2) permits Leucadia, assuming the proposed public offering is withdrawn, to convert from time to time all or a portion of the outstanding loans under the Credit Facility into shares of common stock at a conversion price of $1.75 per share. Because the $1.75 per share conversion price was below the $2.75 per share trading price for the Company’s common stock on the date the Credit Facility was amended, there was an initial beneficial conversion feature of approximately $30,900. As additional borrowings under the Credit Facility occur, additional beneficial conversion features may be recognized depending upon the relationship between the conversion price per share and the trading price per share at the time of the borrowing.

The beneficial conversion feature is recognized in the financial statements by recording a debt discount (which has the effect of reducing long-term liabilities on the Company’s consolidated balance sheet) and a corresponding increase in capital in excess of par value (which has the effect of increasing stockholders’ equity on the Company’s consolidated balance sheet). The debt discount is being amortized to expense over the remaining term of the debt. As a result of additional borrowings under the Credit Facility during the fourth quarter, an aggregate of approximately $37,300 of debt discount was recorded in the fourth quarter of 2004, of which approximately $6,000 was amortized to expense during 2004. If the proposed public offering is completed and the debt is converted to equity, the unamortized debt discount will be reversed with a corresponding decrease in capital in excess of par value.

The Company calculates the debt discount based upon the difference between the conversion price and the trading price on the date the Credit Facility was amended and additional amounts are borrowed. The initial debt discount recorded is based on the borrowings outstanding on the date of the amendment. Although this resulted in a significant increase to our stockholders’ equity and decrease to our long-term liabilities, those changes are temporary and will reverse over the remaining term of the Credit Facility as the debt discount is amortized to expense.

In March 2005, Leucadia’s optional conversion price was reduced from $1.75 per share to $1.30 per share pursuant to another amendment to the Credit Facility. This reduction also resulted in a beneficial conversion feature. Accordingly, during the first quarter of 2005, the unamortized debt discount will be adjusted to reflect the beneficial conversion feature associated with the $1.30 per share conversion price.

Deferred Tax Asset and Tax Valuation Allowance - The Company has recorded a valuation allowance that fully reserves for its deferred tax asset (net of certain deferred tax liabilities which can be offset by its

MK RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

net operating loss carryforwards). The valuation allowance was recorded because the Company determined it is likely that it will not be able to utilize the deferred tax asset in the future. If the Company determines that it will be able to use all or a portion of its deferred tax asset in the future, it will record an adjustment to reduce the valuation allowance, thereby increasing income in that period. If and when this determination is made, it will be based upon projections of taxable income in the future, which are based on numerous judgments and assumptions, and is inherently uncertain. Prior to that time, the Company does not expect to reflect any federal income tax benefit in its consolidated statements of operations for reported losses, and it will not record any federal income tax expense on income in the future which can be offset by its net operating loss carryforwards.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of intercompany accounts. The Company owns an undivided interest in each asset and, pursuant to its agreements, is severally liable for its share of each liability of the AGMJV and the CMV. The consolidated financial statements include the Company’s pro rata share of each of the joint ventures’ assets, liabilities, revenues and expenses, after elimination of intercompany accounts.

Reclassification - Certain amounts for prior periods have been reclassified to be consistent with the 2004 presentation.

Cash Equivalents - Cash equivalents consist of investments in short-term commercial paper, having a remaining maturity at date of acquisition of three months or less, and money market mutual funds.

Restricted Cash and Investments –CMV is funding its asset retirement obligations with amounts included in separate bank and investment accounts. The funding amount is based on the estimated ultimate net liability.

Inventories - Gold bullion and materials and supplies are stated at the lower of average cost or net realizable value.

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

Earnings Per Share - For each of the three years in the period ended December 31, 2004, there were no differences in the numerators for the basic and diluted per share computations. These numerators were $(11,737), $201 and $(153) for 2004, 2003 and 2002, respectively. The denominators for basic per share computations were 37,536,461, 37,425,457 and 37,395,649 for 2004, 2003 and 2002, respectively. The

MK RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

denominators for fully diluted per share computations were 37,536,461, 37,437,899 and 37,395,649 for 2004, 2003 and 2002, respectively. Options to purchase 1,630,000, 1,740,000 and 1,910,000 shares of common stock outstanding during 2004, 2003 and 2002, respectively, and 38,000,000 shares of common stock related to Leucadia’s conversion option in the Credit Facility were not included in the computation of diluted per share amounts because the related impact was antidilutive.

Stock Options - The Company accounts for stock options granted using Accounting Principles Board APB Opinion No. 25. As all options were granted with exercise prices equal to the market value of the Company’s common stock on the date of grant, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value of the stock options at the grant dates for awards under those plans consistent with SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share would have changed to the pro forma amounts indicated below:

	Year Ended December 31,
	2004	2003	2002
Net income (loss) as reported	$(11,737)	$201	$(153)
Deduct: Total stock-based compensation expense determined using the fair value method for all awards, net of related tax effects	(45)	(9)	(26)

Pro forma net income (loss)	$(11,782)	$192	$(179)

Net income (loss) per share:
Basic – as reported	$(0.31)	$0.01	$(0.00)
Basic – pro forma	$(0.31)	$0.01	$(0.00)
Diluted – as reported	$(0.31)	$0.01	$(0.00)
Diluted – pro forma	$(0.31)	$0.01	$(0.00)

Translation of Foreign Currency - Foreign currency subsidiary financial statements are translated into U.S. dollars at current exchange rates, except that revenues and expenses are translated at average exchange rates during each reporting period; resulting translation gains (losses) are reported as a component of other comprehensive income (loss). Cumulative translation gains and (losses) were $16,131 and $10,133 at December 31, 2004 and 2003, respectively. Net realized foreign exchange gains (losses) were not material for the years ended December 31, 2004, 2003 and 2002.

Recently Issued Accounting Standards - In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. That cost will be recognized as an expense over the vesting period of the award. The pro forma disclosures previously permitted under SFAS No. 123 (which are shown above) no longer will be an alternative to financial statement recognition. In addition, the Company will be required to determine fair value in accordance with SFAS No. 123R. SFAS No. 123R is effective for reporting periods beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged, and requires the application of a transition methodology for stock options that have not vested as of the date of adoption. The Company is currently evaluating the impact of SFAS No. 123R on its consolidated financial statements.

MK RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

2. ASSET RETIREMENT OBLIGATION

The gold reserves at the Castle Mountain Mine were exhausted in May 2001. At that time, mining operations ceased and closure and reclamation began. Residual gold production from leaching ceased during the fourth quarter of 2004.

The Company has recorded asset retirement obligations of $794 including $769 for its share of closure and reclamation costs at the CMV as of December 31, 2004. The CMV has set aside a cash reserve to fund the projected closure and reclamation costs. The Company’s share of this fund was $1,357 at December 31, 2004. The Company has reviewed its recorded asset retirement obligation estimates and believes it reflects the future costs of closure and reclamation.

Following is a reconciliation of the asset retirement obligations from December 31, 2002 to December 31, 2004:

Accrued reclamation as of December 31, 2002	$1,899
Addition to obligation due to change in reclamation plan	0
2003 accretion expense	77
Current settlements of asset retirement obligation	(505)

Asset retirement obligation as of December 31, 2003	1,471
Reduction in obligation due to change in reclamation plan	(32)
2003 accretion expense	60
Current settlements of asset retirement obligation	(705)

Asset retirement obligation as of December 31, 2004	$794

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

4. INVESTMENTS

At December 31, 2004, the Company had investments of $3,622, consisting of common shares of Bear Creek Mining Corporation (Note 5). At December 31, 2003, the Company had investments of $3,137,

MK RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

consisting of U.S. government agency bonds and notes of $873 relating to restricted investments at the CMV, and common shares of Bear Creek Mining Corporation of $2,264. The investments have been classified as available-for-sale. The investments are reported at fair value with unrealized gains and losses, if any, recorded as a component of accumulated other comprehensive income. The cost basis of the equity securities at December 31, 2004 was $1,969 and an unrealized gain on investment of $1,653 has been recorded to report the securities at their fair value of $3,622. At December 31, 2003, the Company had recorded an unrealized gain of $295 to report the securities at their fair value of $2,264.

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

The Company accounted for this investment using the equity method of accounting and, as a result of recording its share of Peru Exploration’s losses, had reduced its investment balance to zero as of December 31, 2002. Since the Company had no obligation or commitment to provide any additional funds to Peru Exploration, application of the equity method of accounting was suspended once its investment was reduced to zero. The Company’s recognized share of loss from the partnership for the year ended December 31, 2002 was $301.

On April 21, 2003, the Company exchanged all of its limited partnership units of Peru Exploration for a total of 4,821,905 common shares (representing approximately 17.8% of total common shares at December 31, 2004) of Bear Creek Mining Corporation (“Bear Creek”), a publicly traded Canadian mineral exploration company (TSX Venture Exchange: BCM). The exchange was made in connection with the acquisition by Bear Creek (formerly EVEolution Ventures, Inc.) of all outstanding limited partnership interests of Peru Exploration and all outstanding shares of Peru Exploration’s general partner. In addition, the Company has non-transferable preemptive rights, until April 25, 2005, to participate in any offering of common stock undertaken by Bear Creek on a pro rata basis in order to allow it to maintain its percentage interest in the common shares of Bear Creek.

In April 2003, the Company recorded a non-cash gain of $1,945, net of related expenses, based upon the estimated value of the common shares of Bear Creek received. The common shares of Bear Creek that could be sold without restriction within 12 months are classified as a current asset and carried at the quoted market price of the Bear Creek common stock. The remainder of the shares are classified as a long term asset and carried at the amount recorded upon receipt in April 2003, unless there is a decline in market value which is other than temporary. Any unrealized gains and losses on these securities are reflected as a component of accumulated other comprehensive income.

The Company’s ability to realize the recorded value of its shares of Bear Creek is subject to various risks, including Bear Creek’s performance in the future, volatility in the market price for the shares and the existence of sufficient market liquidity to absorb the Company’s position, all of which are beyond the Company’s control.

MK RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

6. INVENTORIES

The components of inventory are shown below:

	December 31
	2004	2003
Gold bullion	$—	$96
Materials and supplies	—	37

	$—	$133

7. MINING PROPERTIES, PLANT AND MINE DEVELOPMENT

The components of mining properties, plant and mine development are shown below:

	December 31
	2004	2003
Mining properties	$104,112	$82,312
Mine development	7,023	7,023
Plant and equipment	4,985	5,062

	116,120	94,397
Less accumulated depreciation, depletion and amortization	(11,564)	(11,808)

	$104,556	$82,589

Interest capitalized to mining properties was $2,617, $1,487 and $1,417 for the years ended December 31, 2004, 2003 and 2002, respectively.

Maintenance and repair expenses charged to operations were $37, $50 and $27 for the years ended December 31, 2004, 2003 and 2002, respectively.

8. INDUSTRY SEGMENT INFORMATION

The Company is not economically dependent on a limited number of customers for the sale of its gold because gold commodity markets are well-developed worldwide. The Company operates primarily in two reportable segments: gold operation through its undivided interest in CMV and its Las Cruces copper project, which is currently under development in Spain.

MK RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

	Year Ended December 31
	2004	2003	2002
Revenue:
Gold sales	$993	$1,441	$4,841

Total revenue	$993	$1,441	$4,841

Gross profit (loss):
Gold sales	$639	$858	$2,612
Copper project	(304)	(565)	(279)

Total gross profit (loss)	$335	$293	$2,333

Identifiable assets:
Gold sales	$1,580	$2,264	$2,387
Copper project	111,385	84,590	65,567
Corporate and eliminations	4,865	3,304	2,401

Total assets	$117,830	$90,158	$70,355

Depreciation, depletion and amortization:
Gold sales	$3	$5	$—
Corporate and eliminations	16	20	29

Total depreciation, depletion and amortization	$19	$25	$29

Capital expenditures:
Gold sales	$—	$59	$—
Copper project	16,240	7,447	3,487
Corporate and eliminations	24	10	18

Total capital expenditures	$16,264	$7,516	$3,505

MK RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

9. INCOME TAXES

The provision (benefit) for income taxes consists of:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Currently (receivable) payable:
U.S. federal	$—	$—	$—
State	(2)	4	3

Total currently (receivable) payable	(2)	4	3

Deferred:
U.S. federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Total	$(2)	$4	$3

Deferred tax assets and liabilities consist of the following:

	December 31, 2004			December 31, 2003
	Assets	Liabilities	Total	Assets	Liabilities	Total
Depreciation, depletion and amortization		$(4,343)	$(4,343)		$(3,547)	$(3,547)
Reclamation and other liabilities	310		310	847		847
Inventory valuation	—		—	4		4
AMT credit carryforward	140		140	140		140
Net operating loss carryforward	23,797		23,797	20,645		20,645
Valuation allowance	(20,607)		(20,607)	(18,089)		(18,089)
Other	1	—	1	—	—	—
Stock offering costs	702	—	702	—	—	—
Basis difference in mining properties		(3,967)	(3,967)		(3,967)	(3,967)

	$4,343	$(8,310)	$(3,967)	$3,547	$(7,514)	$(3,967)

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred tax asset reflects management’s estimate of the amount which will be realized from future taxable income of the character necessary to recognize such asset.

Primarily due to past net operating losses, the Company has recorded a gross deferred tax asset of approximately $24,950 as of December 31, 2004. The Company has also recorded a valuation allowance of $20,607 against this asset, resulting in a net deferred tax asset of $4,343. Gross deferred tax liabilities are partially offset by this deferred tax asset, resulting in a net deferred tax liability of $3,967.

MK RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

The provision (benefit) for income taxes differs from the amounts computed by applying the U.S. corporate income tax statutory rate of 34% for the following reasons:

	Year Ended December 31,
	2004	2003	2002
U.S. corporate income tax (benefit) provision at statutory rate	$(3,991)	$70	$(51)
Change in valuation allowance	2,394	(84)	39
State income taxes, net of federal tax (benefit) provision	(288)	10	(8)
Non-deductible interest	2,032	—	—
Other, net	(149)	4	23

Provision (benefit) for income taxes	$(2)	$—	$3

10. LINE OF CREDIT FROM LEUCADIA, PROPOSED PUBLIC OFFERING AND DEBT CONVERSION

At December 31, 2004, the amount of the Credit Facility was $75,000 and borrowings of $66,500 were outstanding ($35,131 net of unamortized discount). At December 31, 2003, the amount of the Credit Facility was $50,000 and borrowings of $41,500 were outstanding. Through various amendments, the most recent of which was effective March 4, 2005, the Credit Facility has been amended to increase the facility to $80 million. The Credit Facility has an expiration date of January 3, 2007. Leucadia may terminate the Credit Facility on December 15 of any year, provided Leucadia notifies the Company of the termination prior to September 15 of that year. Leucadia has the right to terminate the Credit Facility at any time when it owns less than 45% of our outstanding common stock. Leucadia has notified the Company that it does not intend to terminate the Credit Facility prior to December 15, 2006. Loans outstanding under the Credit Facility bear interest equal to the prime rate plus 3% and interest and commitment fees are payable quarterly. The prime rate at March 21, 2005 was 5.5%. Interest paid to Leucadia under the Credit Facility for the twelve months ended December 31, 2004 and 2003 was approximately $2.7 million and $1.5 million, respectively. A substantial portion of these interest payments relates to financing for the Las Cruces project. Interest related to the Las Cruces project is capitalized and is not reflected as interest expense in our consolidated statements of operations. Instead, capitalized interest is added to mining properties, plant and mine development on our consolidated balance sheets.

During 2004, the Company filed a registration statement with the U.S. Securities and Exchange Commission and a Canadian preliminary prospectus with securities regulatory authorities in Canada for a proposed public offering of up to 70,150,000 shares of its common stock to finance a portion of the development costs of the Las Cruces project. In anticipation of the proposed public offering, the Company increased its authorized common stock to 125,000,000 shares. Due to unfavorable market conditions, the Company’s efforts to complete the offering were unsuccessful. The Canadian preliminary

MK RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

prospectus expired during the fourth quarter of 2004. Although the registration statement with the U.S. Securities and Exchange Commission remains active, the Company is currently focusing on alternative sources of funding for the Las Cruces project, including debt financing from other sources, entering into one or more joint ventures or an outright sale of its interest in the Las Cruces project. In addition, the Company is continuing to evaluate its ability to complete the proposed public offering, which will depend primarily on market conditions and other factors beyond its control. Due to the delay and uncertainty surrounding the offering, the Company charged $3,600 of deferred offering and other financing related costs to expense in the fourth quarter of 2004.

Effective October 13, 2004, the Credit Facility with Leucadia was amended to, among other things, increase the amount available for borrowing from $55,000 to $75,000, increase the interest rate from the prime rate to the prime rate plus 3.0% and include a conversion feature which (1) provides for the automatic conversion of all outstanding loans under the Credit Facility into shares of common stock at the public offering price in the event the proposed public offering is consummated and (2) permits Leucadia to convert from time to time all or a portion of the outstanding loans under the Credit Agreement into shares of Common Stock at a conversion price of $1.75 per share if the proposed public offering is withdrawn. Because the $1.75 conversion price was below the $2.75 trading price for the Company’s Common Stock on the date the Credit Facility was amended, there was an initial beneficial conversion feature of approximately $30,900. As a result of additional borrowings under the Credit Facility during the fourth quarter, an aggregate of approximately $37,300 was recorded in the fourth quarter of 2004 as a debt discount with a corresponding increase in capital in excess of par value. Although the Company’s stockholder’s equity has increased significantly through the recording of the debt discount, that increase is temporary as it will reverse over the remaining term of the Credit Facility as the debt discount is amortized to expense. During the fourth quarter, approximately $6,000 of amortization expense was recorded. If the proposed public offering is completed, the unamortized debt discount will be reversed with a corresponding decrease in capital in excess of par value.

In March 2005, Leucadia’s option conversation price was reduced from $1.75 per share to $1.30 per share pursuant to an amendment to the Credit Facility. This reduction also resulted in a beneficial conversion feature. Accordingly, during the first quarter of 2005, the unamortized debt discount will be adjusted to reflect the beneficial conversion feature associated with the $1.30 per share conversion price.

11. GAIN (LOSS) ON DISPOSAL OF ASSETS

The Company recognized a gain on disposal of assets of $59, $106 and $620 in 2004, 2003 and 2002, respectively, from sales of mining equipment and assets as part of closure activities at the Castle Mountain Mine. In addition, during 2002, the Company decided not to renew a purchase option on a portion of land needed to develop the Las Cruces project. The Company wrote off the book value of the purchase option as a loss on disposal of assets of $884 in 2002.

MK RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

12. BANKRUPTCY RECOVERY

As part of a court approved bankruptcy plan of Washington Group International, Inc. (“Washington Group”), the Company has received distributions of common stock and warrants to purchase additional common shares of Washington Group, beginning in the second quarter of 2002. During 2002, the Company received 18,734 shares of common stock and warrants to purchase an additional 31,924 common shares of Washington Group, with a combined market value of $365. During 2003, the Company received 11,774 shares of common stock and warrants to purchase an additional 16,214 common shares of Washington Group, with a combined market value of $315. During 2004, the Company received 20,856 shares of common stock and warrants to purchase an additional 35,541 common shares of Washington Group, with a combined market value of $994. The Company sold the Washington Group securities received in 2002 and 2003 during the fourth quarter of 2003. The Company sold the Washington Group securities received in 2004 immediately upon receipt. The Company has recorded these amounts, net of related legal expenses, as income in the periods received.

13. GAIN ON SALE OF SECURITIES

During the fourth quarter of 2003, the Company sold all of its investment in shares of common stock and warrants of Washington Group on the open market for approximately $1,200. The amount realized in excess of the amortized cost of those securities of $498 was reported as income in 2003.

14. BENEFIT PLANS

The Company maintains a 401(k) Savings Plan (the “Plan”) for all full-time active employees and matches 50% of employee contributions to the Plan up to 5% of eligible pay. The cost of the Plan was $29, $26 and $22 for the years ended December 31, 2004, 2003 and 2002, respectively.

15. COMMITMENTS AND CONTINGENCIES

Environmental - The Company’s mining operations and exploration activities are subject to various federal, state, local and foreign laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. The Company’s policy is to conduct its business in a manner that safeguards public health and mitigates the environmental effects of its mining operations. To comply with these laws and regulations, the Company has made and in the future may be required to make capital and operating expenditures. The Company does not anticipate incurring any material unforeseen capital or operating expenditures for environmental compliance during 2005.

Surety bonds and letters of credit totaling $2,457 (of which the Company’s share is $637) have been provided as required by various governmental agencies for environmental protection, including reclamation bonds at the American Girl Mine and Castle Mountain Mine. The Company has provided surety bonds and letters of credit totaling $531 as required by various governmental agencies in Spain relating to water management at the Las Cruces project.

Other - The CMV is committed to pay royalties to landowners generally based on a percent of refined gold bullion. Effective net smelter return royalties paid as a percent of the realized gold price were 0.03%, 0.2% and 1.0% for the years ended December 31, 2004, 2003 and 2002, respectively.

MK RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

The CMV has rented certain mining equipment under non-cancelable operating leases with terms generally varying from one to four years. The Company’s share of rental expense charged to operations was $15 in 2003. These leases expired in 2003.

The Company rents certain equipment and office and storage properties under non-cancelable operating leases with terms varying from one to five years. Rental expense relating to these properties and equipment charged to operations was $219 in 2004, $257 in 2003 and $171 in 2002. Minimum annual rentals (exclusive of taxes) relating to these properties and equipment under leases in effect at December 31, 2004 are $199 for 2005, $123 for 2006, $125 for 2007, $87 for 2008, and $1 for 2009.

Due to the delay and uncertainty associated with the proposed equity offering, the Company charged $3,600 of deferred offering and other financing related costs to expense in the fourth quarter of 2004. The amount charged during the fourth quarter does not include certain advisory fees the Company may be obligated to pay under agreements with the Company’s financial advisors if the Company completes a sale of the project, merger or other transaction.

16. RELATED PARTY TRANSACTIONS

The Company’s joint venture partner, Quest Capital Corporation (“Quest”) (formerly Viceroy Resource Corp.), is the manager of the CMV and, as such, is entitled to receive a management fee of 1% of capital expenditures and 2% of allowable costs as defined in the Castle Mountain Venture Agreement. Management fees charged by Quest attributable to the Company amounted to $14, $20 and $21 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company is the manager of the AGMJV and under the terms of the American Girl Mining Joint Venture Agreement is entitled to receive a management fee. Management fees received by the Company amounted to $14 for each of the three years ended December 31, 2004, 2003 and 2002, respectively.

For the years ended December 31, 2004, 2003 and 2002, approximately $2,649, $1,509 and $1,441, respectively, in interest and commitment fees were paid to Leucadia under the Credit Facility. For the years ended December 31, 2004, 2003 and 2002, approximately $2,617, $1,487 and $1,417, respectively, in interest relating to the Las Cruces project was capitalized.

17. STOCK PLANS

Stock Incentive Plan for Non-Employee Directors - The Company has 500,000 authorized options in a non-employee director stock incentive plan. As of December 31, 2004, 15,000 non-employee director stock options are outstanding and 455,000 non-employee director stock options are available for grant under the plan. The exercise price, vesting period and expiration date of options granted under the plan are determined by the Executive Committee of the Board of Directors of the Company.

Stock Incentive Plan - The Company has a stock incentive plan which allows for a maximum of 2,500,000 options to be awarded. Options granted under the stock incentive plan have an exercise price equal to the fair market value of the stock on the date of grant, vest over one to three years and expire 10 years after the date of grant.

MK RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

The following table summarizes the activities for the Company’s two stock plans for the three years ended December 31, 2004:

	Number of Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance, December 31, 2001	1,965,000	$1.66	1,890,000	$1.69
Granted	100,000	0.58	—	—
Exercised	—	—	—	—
Vested during year	—	—	50,000	0.93
Cancelled	(30,000)	2.91	(30,000)	2.91

Balance, December 31, 2002	2,035,000	$1.59	1,910,000	$1.65
Granted	5,000	1.40	—	—
Exercised	—	—	—	—
Vested during year	—	—	62,500	0.73
Cancelled	(145,000)	1.56	(120,000)	1.77

Balance, December 31, 2003	1,895,000	$1.59	1,852,500	$1.62
Granted	210,000	2.27	—	—
Exercised	(250,000)	1.43	(250,000)	1.43
Vested during year	—	—	42,500	0.68
Cancelled	(15,000)	2.72	(15,000)	2.72

Balance, December 31, 2004	1,840,000	$1.69	1,630,000	1.90

The following table summarizes information for options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.58-1.22	150,000	6.50	$0.73	150,000	6.50	$0.73
$1.23-1.83	1,480,000	2.02	1.70	1,480,000	2.02	1.70
$1.84-2.79	210,000	10.00	2.27	—	—	—

$0.81-3.09	1,840,000	3.30	$1.69	1,630,000	3.66	$1.90

The fair value of stock-based awards to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	0.0490	0.0384	0.0449
Expected life	9.33 years	7 years	7 years
Expected volatility	1.14	0.2	0.2

MK RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

The weighted average fair value of options granted during the years ended December 31, 2004, 2003 and 2002 is as follows:

Options with an exercise price equal to the market price on the grant date:

	2004	2003	2002
Fair value of each option granted	$2.27	$1.40	$0.58
Total number of options granted	210,000	5,000	100,000
Total fair value of all options granted	$477,500	$7,000	$57,500

There were no options granted during 2004, 2003 or 2002 with an exercise price less than the market price on the date of grant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2004.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with our 2005 annual meeting of stockholders and is incorporated herein by reference. In addition, we refer you to Item 10 in Part I of this report.

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

III-1

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PAGE
(a)	Financial Statements, Schedules and Exhibits.

1.	Financial Statements included in Part II of this Form 10-K:

	Report of Independent Registered Public Accounting Firm	II-26

	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	II-27

	Consolidated Balance Sheets at December 31, 2004 and 2003	II-28

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	II-29

	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	II-30

	Notes to Consolidated Financial Statements	II-32

2.	Schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits.

The exhibits to this Form 10-K are listed in the Exhibit Index contained elsewhere in this Form 10-K.

IV-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2005.

MK Resources Company

By	/s/ G.F. Joklik
G.F. Joklik
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2005 by the following persons on behalf of the Company in the capacities indicated.

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

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (SEC File No. 0-23042) and incorporated herein by reference).

3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (SEC File No. 0-23042) and incorporated herein by reference).

3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 0-23042) and incorporated herein by reference).

3.4	Certificate of Ownership and Merger of MK Resources Company with and into MK Gold Company (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (SEC File No. 0-23042) and incorporated herein by reference).

3.5	Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (SEC File No. 0-23042) and incorporated herein by reference).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Amendment No. 2 on Form S-1/A (333-116344) filed with the SEC on October 18, 2004 and incorporated herein by reference).

4.2	Stock Purchase Agreement, dated as of September 1, 1999, between the Registrant and Leucadia National Corporation (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 1, 1999 (SEC File No. 0-23042) and incorporated herein by reference).

10.1	Form of Indemnification Agreement to be entered into with Officers and Directors of the Registrant (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (SEC File No. 0-23042) and incorporated herein by reference).

10.2	Castle Mountain Venture Contract Mining Agreement (filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (SEC File No. 0-23042) and incorporated herein by reference).

10.3	Castle Mountain Joint Venture Agreement (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on October 14, 1993 (Registration No. 33-70348) and incorporated herein by reference).

10.4	Settlement Agreement, dated December 19, 1995, between Viceroy Gold Corporation, the Registrant and the Castle Mountain Venture (filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (SEC File No. 0-23042) and incorporated herein by reference).

10.5	Amendment No. 2 to Castle Mountain Venture Agreement, dated December 19, 1995, between the Registrant and Viceroy Gold Corporation (filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (SEC File No. 0-23042) and incorporated herein by reference).

10.6	American Girl Venture Agreement (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 dated October 14, 1993 (Registration No. 33-70348) and incorporated herein by reference).

10.7	Oro Cruz Memorandum of Understanding (Memorandum of Agreement) (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 dated October 14, 1993 (Registration No. 33-70348) and incorporated herein by reference).

10.8	Representative Arrangement with Johnson Mathey & Co. (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 dated October 14, 1993 (Registration No. 33-70348) and incorporated herein by reference).

10.9	American Girl Amended and Restated Mining Joint Venture Agreement, dated January 1, 1994 (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (SEC File No. 0-23042) and incorporated herein by reference).

10.10	Credit Agreement, effective as of March 1, 1998, between Leucadia National Corporation and MK Gold Company (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (SEC File No. 0-23042) and incorporated herein by reference).

10.11	Amended and Restated MK Gold Company Executive Incentive Plan, dated January 9, 1995 (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (SEC File No. 0-23042) and incorporated herein by reference).

10.12	List of additional signers of the Indemnification Agreement submitted under Exhibit 10.1 (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (SEC File No. 0-23042) and incorporated herein by reference).

10.13	Stock Incentive Plan, as approved and amended by stockholders through August 5, 1996 (filed as Exhibit 10.22 to the Registrant’s Transition Report on Form 10-K for the transition period from April 1, 1996 to December 31, 1996 (SEC File No. 0-23042) and incorporated herein by reference).[1]

10.14	Amendment No. 1 to Credit Agreement, dated as of March 1, 2000, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (SEC File No. 0-23042) and incorporated herein by reference).

10.15	Amendment No. 2 to Credit Agreement, dated as of October 17, 2000, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (SEC File No. 0-23042) and incorporated herein by reference).

10.16	Amendment No. 3 to Credit Agreement, dated as of December 31, 2000, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (SEC File No. 0-23042) and incorporated herein by reference).

10.17	Reserved.

10.18	Amendment No. 4 to Credit Agreement, dated as of April 1, 2001, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 0-23042) and incorporated herein by reference).

10.19	Amendment No. 5 to Credit Agreement, dated as of July 1, 2001, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 0-23042) and incorporated herein by reference).

10.20	Amendment No. 6 to Credit Agreement, dated as of September 30, 2002, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 0-23042) and incorporated herein by reference).

10.21	Amendment No. 7 to Credit Agreement, dated as of January 2, 2003, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (SEC File No. 0-23042) and incorporated herein by reference).

10.22	MK Gold Company Stock Incentive Plan for Non-Employee Directors, dated September 5, 2003 (filed as Annex A to the Registrant’s Definitive Proxy Statement dated August 7, 2003 (SEC File No. 0-23042) and incorporated herein by reference.)[1]

10.23	Amendment No. 8 to Credit Agreement, dated as of September 12, 2003, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 0-23042) and incorporated herein by reference).

10.24	Amendment No. 9 to Credit Agreement, dated as of December 31, 2003, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (SEC File No. 0-23042) and incorporated herein by reference).

10.25	Amendment No. 10 to Credit Agreement, dated as of March 31, 2004, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 0-23042) and incorporated herein by reference).

10.26	Purchase Agreement dated January 30, 2004 between Cobre Las Cruces, S.A. and Seroncillo, S.L. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 0-23042) and incorporated herein by reference).

10.27	Senior Executive Employment Contract dated May 1, 2004 between Cobre Las Cruces, S.A. and Francisco Fernando Fernandez Torres (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 0-23042) and incorporated herein by reference). [1]

10.28	Sale and Purchase Agreement, dated September 1, 1999, between Rio Tinto Metals Limited and MK Gold Company (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 14, 1999 (SEC File No. 0-23042) and incorporated herein by reference).

10.29	Loan Conversion Agreement, dated July 26, 2004, between MK Resources Company and Leucadia National Corporation (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on 10-Q for the quarter ended June 30, 2004 (SEC File No. 0-23042 and incorporated herein by reference).

10.30	Amendment No. 11 Credit Agreement, dated as of October 13, 2004 between MK Resources Company and Leucadia National Corporation (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated October 13, 2004 (SEC File No. 0-23042) and incorporated herein by reference).

10.31	MK Resources Company Executive Severance Plan dated November 18, 2004 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 18, 2004 (SEC File No. 0-23042) and incorporated herein by reference). [1]

10.32	Amendment No. 12 to Credit Agreement, dated as of March 4, 2005, between MK Resources Company and Leucadia National Corporation (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated March 4, 2005 (SEC File No. 0-23042) and incorporated herein by reference).

10.33	Credit Agreement, dated as of March 4, 2005, between MK Gold Exploration B.V. and Leucadia National Corporation (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated March 4, 2005 (SEC File No. 0-23042) and incorporated herein by reference).

10.34	Guaranty, dated as of March 4, 2005, between MK Resources Company and Leucadia National Corporation (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated March 4, 2005 (SEC File No. 0-23042) and incorporated herein by reference).

10.35	Agreement and Deed of Pledge, dated as of March 7, 2005 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated March 4, 2005 (SEC File No. 0-23042) and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (SEC File No. 0-23042) and incorporated herein by reference).

23	Consent of PricewaterhouseCoopers LLP.*

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed with this report.
**	Furnished with this report pursuant to Item 601(b)(32) of Regulation S-K.
[1]	Management contracts and compensatory plans and arrangements identified pursuant to Item 15(a)(3) of Form 10-K.