Form 10-K/A
period 2004-12-31
MK RESOURCES CO
filed 2005-04-28
CIK 913586

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Report on Form 10-K/A amends and restates Part III in its entirety and section 3 of Item 15 of Part IV to the Annual Report on Form 10-K of MK Resources Company (“we,” “us,” “our,” the “Company” or “MK Resources”) for the fiscal year ended December 31, 2004.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following schedule contains the names and certain information regarding all of our directors and executive officers, as of April 22, 2005:

Name	Age	Position
G. Frank Joklik	77	Chairman of the Board and Chief Executive Officer

Thomas E. Mara	59	Director and President

John C. Farmer	55	Chief Financial Officer, Secretary and Treasurer

Larry L. Lackey	69	Director of Exploration

Thomas G. White	61	Manager of Operations

Francisco Fernando Fernandez Torres	55	Managing Director, Cobre Las Cruces, S.A.

G. Robert Durham	76	Director

Robert R. Gilmore	53	Director

James P. Miscoll	70	Director

G. Frank Joklik has served as our Chairman of the Board since 1998, and has served as a director since 1995. Mr. Joklik served as our President and Chief Executive Officer from 1995 through 1998. Concurrent with his appointment as Chairman of the Board, Mr. Joklik took a leave of absence from his position as President and Chief Executive Officer. Mr. Joklik returned from leave of absence to his position as Chief Executive Officer during the second quarter of 1999. Mr. Joklik was formerly the President and Chief Executive Officer of Kennecott Corporation. Mr. Joklik serves on the Executive Committee.

Thomas E. Mara has served as our President since March 2004 and has served as a director since 2000. Mr. Mara has served as Executive Vice President of Leucadia National Corporation since 1980 and as Treasurer since 1993. He is also Chief Executive Officer and a director of The FINOVA Group Inc.

John C. Farmer has served as our Chief Financial Officer since 1998. Mr. Farmer has also served as our Controller, Treasurer and Secretary since 1996.

Larry L. Lackey has served as our Director of Exploration since 1999. Mr. Lackey has also served as our Chief Geologist since 1995. He was formerly Regional Vice President-Central America and the Caribbean for Independence Mining Company, Inc.

Thomas G. White joined us as Vice President of Operations in 1993. In 1996, Mr. White’s title was changed to Manager of Operations. Before joining us, Mr. White served as a mining executive for the gold operations of Homestake Mining Co., located in San Francisco, California.

Francisco Fernando Fernandez Torres has served as Managing Director of our subsidiary, Cobre Las Cruces, S.A., since May 2004. From 2003 to April 2004, Mr. Fernandez served as Chief Operating Officer of SCR SIBELCO S.A., a major European-based producer of industrial minerals. Mr. Fernandez also served as Chief Executive Officer of WBB Minerals, a subsidiary of SCR SIBELCO, from 2001 until 2003, as Managing Director of WBB España, S.A. a subsidiary of WBB Minerals, from 1999 until 2001 and as Managing Director of Luzanec Set, a member of the Luzanec Group and a subsidiary of Rio Tinto plc, from 1993 until 1998.

G. Robert Durham was elected to the Board in March 2004. Mr. Durham served variously as Chairman and Chief Executive Officer of Walters Industries, Inc. (a homebuilding and financing, building materials, natural resources and industrial manufacturing company) from 1991 to 1996 and served variously as Chairman, President and Chief Executive Officer of Phelps Dodge Corporation (a mining company) from 1984 to 1989. Mr. Durham also serves as a director for The FINOVA Group Inc., a company that is 50% owned by Berkadia LLC, a joint venture between Leucadia National Corporation and Berkshire Hathaway Inc., and The MONY Group Inc. Mr. Durham serves on the Audit and Compensation Committees of the Board of Directors.

Robert R. Gilmore was elected to the Board in March 2004. Mr. Gilmore is an independent financial consultant and a certified public accountant. Mr. Gilmore served as Chief Financial Officer of Teamshare, Inc. (a software company) from 2000 to 2002 and as Vice President Finance and Chief Financial Officer of Dakota Mining Corporation from 1991 to 1997. Mr. Gilmore also serves as a director for Eldorado Gold Corporation. Mr. Gilmore serves as Chairman of the Audit Committee and serves on the Compensation Committee of the Board of Directors.

James P. Miscoll was elected to the Board in 1993. Mr. Miscoll served as Vice Chairman of Bank of America from 1985 to 1992, when he retired from that position. Mr. Miscoll also serves as a director for American International Group, Inc. (senior advisor), WABTEC Corporation (Pittsburgh), 21st Century Industries, East West Bank and Chela Financial. Mr. Miscoll serves as Chairman of the Compensation Committee and serves on the Audit Committee of the Board of Directors.

The Board of Directors of the Company is divided into three classes, Class I, Class II and Class III, with each class as nearly equal in number as possible. The Board of Directors has fixed the number of Directors of the Company at five, one of whom is a member of Class I, two of whom are members of Class II, and two of whom are members of Class III. Each class serves three years, with terms of office of the respective classes expiring in successive years. The terms of the members of Class III, who are Messrs. Mara and Miscoll, expire in 2005, the terms of the members of Class II, who are Messrs. Durham and Gilmore, expire in 2006, and the term of the Class I member, who is Mr. Joklik, expires in 2007.

Board Committees

The current committees of the Company’s Board of Directors include an Executive Committee, a Compensation Committee and an Audit Committee. These committees are further described below.

Executive Committee. The Executive Committee is responsible for overseeing the management of the business and affairs of the Company and has such additional authority as may be granted to it from time to time by the Board of Directors. The current member of the Executive Committee is G. Frank Joklik. There are two vacancies on the Executive Committee. The Executive Committee meets at such times as may be deemed necessary by the Board of Directors or the Committee.

Compensation Committee. The Compensation Committee reviews and adjusts the salaries of the principal officers and key executives of the Company. The Compensation Committee also administers the Company’s benefit plans. The current members of the Compensation Committee are James P. Miscoll (Chairman), G. Robert Durham and Robert R. Gilmore. The Compensation Committee meets at such times as may be deemed necessary by the Board of Directors or the Committee.

Audit Committee. The Company has a separately-designated standing Audit Committee established in accordance with

Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The functions of the Audit Committee are to assist the Board of Directors in fulfilling its responsibility to oversee the quality and integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the qualifications, independence and performance of the Company’s independent accountants, and significant financial matters. The current members of the Audit Committee are Robert R. Gilmore (Chairman), G. Robert Durham and James P. Miscoll. The Audit Committee meets at such times as may be deemed necessary by the Board of Directors or the Committee. The Board of Directors has determined that Robert R. Gilmore is an audit committee financial expert as defined by Item 401(h) of Regulation S-K under the Securities Exchange Act of 1934. All members of the Audit Committee are “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

The Company has adopted the MK Resources Company Code of Practice for the Principal Executive Officer and Senior Financial Officers, which constitutes a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as defined in Item 406 of Regulation S-K under the Securities Exchange Act of 1934. The MK Resources Company Code of Practice for the Principal Executive Officer and Senior Financial Officers is part of the MK Resources Company Code of Business Practice, which is filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s Executive Officers and Directors, and persons who beneficially own more than 10% of the outstanding shares of common stock, par value $0.01 per share, of the Company (“Common Stock”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish the Company with copies. Based solely upon a review of the copies of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that for the year ended December 31, 2004 all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning compensation paid by the Company and its subsidiaries to the Chief Executive Officer, the Chief Financial Officer, the Director of Exploration and the Manager of Operations of the Company, and the Managing Director of the Company’s Spanish subsidiary, Cobre Las Cruces, S.A. (collectively, the “Named Executive Officers”) for the years ended December 31, 2004, 2003 and 2002. No other executive officer of the Company received a total annual salary and bonus in excess of $100,000 during these periods. Thomas E. Mara, the President of the Company, is a full-time employee of Leucadia National Corporation, the Company’s majority stockholder. Mr. Mara does not receive a salary from the Company, and Leucadia does not charge the Company for the allocable portion of Mr. Mara’s salary attributable to services provided by Mr. Mara to the Company. Mr. Mara receives directors fees as described under “Director Compensation.”

Summary Compensation Table

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)		Long-Term Compensation Awards – Securities Underlying Options (#)	All Other Compensation ($)
G. Frank Joklik Chief Executive Officer	2004 2003 2002	150,000 150,000 150,000	250,000 — —	(a)	— — —	5,494 4,404 5,146	(d)

John C. Farmer Chief Financial Officer	2004 2003 2002	110,000 109,701 100,000	9,167 — —		— — —	3,753 3,156 2,914	(e)

Larry L. Lackey Director of Exploration (b)	2004 2003 2002	101,749 102,896 72,175	8,479 — —		— — —	3,950 3,744 2,875	(f)

Thomas G. White Manager of Operations	2004 2003 2002	140,800 140,417 128,000	11,733 — —		— — —	5,155 4,859 3,980	(g)

Fernando Fernandez Managing Director, Cobre Las Cruces, S.A. (c)	2004 2003 2002	212,241 — —	163,763 — —		200,000 — —	25,664 — —	(h)

(a)	The bonus disclosed for Mr. Joklik consists of a discretionary bonus of $250,000 that was awarded to Mr. Joklik in March 2004.
(b)	Mr. Lackey changed from full-time to part-time employment in November 2001 and returned to full-time employment in March 2003.
(c)	Mr. Fernandez commenced employment on May 1, 2004. The bonus paid to Mr. Fernandez for services during 2004 was paid in February 2005 and represents a pro rata portion of the annual bonus Mr. Fernandez was eligible to receive under his employment agreement.
(d)	Consists of 401(k) matching contributions of $5,000 and life insurance premiums of $494.
(e)	Consists of 401(k) matching contributions of $2,979 and life insurance premiums of $774.
(f)	Consists of 401(k) matching contributions of $2,756 and life insurance premiums of $1,194.
(g)	Consists of 401(k) matching contributions of $3,967 and life insurance premiums of $1,188.
(h)	Consists of a pension benefit of $17,259, a life insurance benefit of $932, and moving expenses of $7,473.

Stock Options

The following table provides information related to options to purchase the Company’s Common Stock granted to the Named Executive Officers during 2004. The Company has never granted any freestanding stock appreciation rights. None of the Named Executive Officers exercised any options during 2004.

Option/SAR Grants in Last Fiscal Year

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms(4)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Totals Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price(2) ($/Sh)	Expiration Date(3)	5%($)	10%($)
Fernando Fernandez(1)	200,000	100%	$2.275	5/01/14	$286,147	$725,153

(1)	Options covering 200,000 shares were granted to Mr. Fernandez on May 1, 2004 at an exercise price of $2.275 per share. These options vest in equal increments over a three-year period.
(2)	Fair market value on date of grant.
(3)	Subject to earlier termination under certain circumstances.
(4)	Potential realizable value is calculated based on an assumption that the price of the Company’s Common Stock appreciates at the annual rates shown (5% and 10%), compounded annually, from the date of grant of the option until the end of the option term. The value is net of the exercise price but is not adjusted for the taxes that would be due upon exercise. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company’s estimate or projection of future stock prices. Actual gains, if any, upon future exercise of any of these options will depend upon the actual performance of the Company’s Common Stock.

The following table provides information as to options exercised, if any, by each of the Named Executive Officers during 2004, and the value of options held by such executives at December 31, 2004 measured in terms of the average sale price reported for Common Stock on December 31, 2004 ($2.06, as reported on the OTC Bulletin Board).

Aggregate Option Exercises in 2004

and Option Values at 12/31/2004

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2004 (#) Exercisable/Unexercisable	Value of Unexercised In- the-Money Options at December 31, 2004 ($) Exercisable/Unexercisable
G. Frank Joklik	—	—	900,000/0	306,000/0

John C. Farmer	—	—	125,000/0	53,500/0

Larry L. Lackey	—	—	175,000/0	65,000/0

Thomas G. White	—	—	125,000/0	48,000/0

Fernando Fernandez	—	—	0/200,000	0/0

Employee Incentive Compensation and Savings Plans

Executive Incentive Plan. The Company has an Executive Incentive Plan whereby key officers and employees of the Company may earn bonuses. Participants in the Executive Incentive Plan are selected by the Compensation Committee based on their level of responsibility, salary, and past and prospective contributions to the business and growth of the Company. Bonus payments are determined by the Company’s Compensation Committee.

Under the Executive Incentive Plan, cash awards may be made to individuals from an award fund established annually by the Company. The amount of the award fund will be based on criteria established by the Compensation Committee. The criteria may be described in terms of Company-wide objectives, such as net income, return on capital and cash flow, or such other or similar objectives which are related to performance. The amount of the award fund for any year may not in any event exceed 9.55% of the Company’s net profit after taxes for such year. Each participant potentially may receive an award from the award fund up to a specified percentage of the participant’s base salary, which percentage generally ranges from 20% to 50% depending on the participant’s base salary and the participant’s organizational duties. The Compensation Committee may modify individual awards but in no event may the Compensation Committee increase by more than 50% the award otherwise payable. Awards are subject to forfeiture if a participant’s employment terminates prior to receipt of the award unless termination is due to retirement, death, permanent disability or, after a change in control of the Company, termination is by the Company for cause (as defined in the plan) or is by the participant without good reason (as defined in the plan). No awards were made under the Executive Incentive Plan for the year ended December 31, 2004.

Long-Term Incentive Plan. The Company has a Long-Term Incentive Plan whereby officers and employees of the Company may earn bonuses. Under the Long-Term Incentive Plan, cash awards may be made dependent on a comparison of the Company at the end of an initial three-year period (ended December 31, 1996) and each rolling three-year period thereafter against total shareholder return for other companies in the same industry. In the event of a change in control of the Company (as defined in the plan), each active participant would be entitled to receive a pro rata portion of the benefit payable under the plan for any pending performance period (based on 30-day average closing prices as of the month immediately preceding the month in which the change in control occurs) as soon as practicable following such change in control. No awards have been made under this plan.

Stock Incentive Plan. The Company has a Stock Incentive Plan, pursuant to which awards of stock options, stock appreciation rights and restricted stock may be made to officers and key employees. The Stock Incentive Plan is administered by the Compensation Committee, no voting member of which may be an employee of the Company or be eligible to receive awards under the Stock Incentive Plan. A maximum of 2,500,000 shares of Common Stock are authorized to be issued pursuant to the Stock Incentive Plan. As of April 22, 2005, awards covering 1,825,000 shares of Common Stock were outstanding under the Stock Incentive Plan and 132,034 shares were available for awards under the Stock Incentive Plan. Under the Stock Incentive Plan, awards are not considered to have been made with respect to options or stock appreciation rights that terminate without being exercised.

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

Savings Plan. The Company has adopted a tax-qualified retirement plan (“Savings Plan”) with a salary deferral feature within the meaning of Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Employees of the Company and of certain affiliates are eligible to participate in the Savings Plan, provided, among other things, that they are at least 21 years of age and U.S. citizens or lawfully admitted residents.

Pursuant to the salary deferral feature of the Savings Plan, each participant may elect to reduce his or her compensation by between 1% and 15%, but not more than $14,000 (for 2005) per year, adjusted for changes in the cost of living and subject to non-discrimination limits under the Code. The Company will contribute these compensation deferrals to the Savings Plan. The Company has also agreed to match 50% of the first 5% of eligible employee compensation deferrals to the Plan (“Company Matching Contributions”). The Company retains the right to make additional non-elective Company contributions to help satisfy federal non-discrimination requirements.

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

Employment Contracts and Executive Severance Plan

On May 1, 2004, the Company entered into an employment agreement with Francisco Fernando Fernandez Torres. Mr. Fernandez serves as Managing Director of Cobre Las Cruces and manages development activities for the Las Cruces project. Mr. Fernandez commenced employment on May 1, 2004 and is based in Seville, Spain. The agreement, which has an indefinite term, provides for an annual base salary of €250,000, or $324,971, as of April 25, 2005, subject to adjustment at least annually, and an annual bonus of up to 100% of base salary, based on the level of achievement of established targets. The agreement also provides for a success fee upon the sale of the Company’s interest in Cobre Las Cruces equal to one year’s annual base salary and an option to purchase up to 200,000 shares of the Company’s Common Stock at an exercise price of $2.275 per share, which option vests in three equal installments on May 1, 2005, 2006 and 2007 and expires on May 1, 2014. The agreement also provides for moving expenses, pension plan contributions and the use of a company vehicle and contains customary provisions regarding confidentiality and intellectual property rights. The agreement may be terminated without cause by either party with three months’ advance notice and may be terminated for cause by Cobre Las Cruces with no advance notice. The agreement also provides for specified severance payments in the event of a change in control of Cobre Las Cruces.

On November 18, 2004, the compensation committee of the Board of Directors of the Company approved the MK Resources Company Executive Severance Plan (the “Severance Plan”). The Severance Plan gives certain executives and senior managers severance benefits under specified circumstances in order to recognize their service to the Company and to encourage them to continue employment with the Company. The participants include the Chief Executive Officer, Chief Financial Officer, Manager of Operations and Manager of Mine Development. The Severance Plan provides for severance benefits only if a participant is terminated after the occurrence of a trigger event and the participants termination is either without cause or for good reason, as specified in the Severance Plan. The trigger events include certain change of control transactions or the liquidation of the Company following a sale of the Las Cruces project. If all of the conditions of the Severance Plan are met with respect to a participant, the participant is entitled to receive a cash payment equal to three times the participant’s annual base salary.

Director Compensation

Cash Compensation. Directors who are not employees of either the Company or Leucadia National Corporation, the Company’s majority stockholder, receive a fee of $30,000 per year. Directors who are employees of Leucadia but not employees of the Company receive a fee of $10,000 per year. The Chairman of the Audit Committee receives an additional fee of $10,000 per year, and each of the other members of the Audit Committee receives an additional fee of $5,000 per year. Directors who are not employees of the Company receive $1,000 for each Board meeting and standing committee meeting attended (or $500 for each telephonic meeting attended). Directors who are not employees of the Company are also reimbursed by the Company for reasonable and necessary expenses incurred in connection with their services as Directors of the Company. The Company does not have any consulting agreements with its Directors and no Director received compensation from the Company for consulting services during 2004.

Stock Incentive Plan for Non-Employee Directors. The Company has a Stock Incentive Plan for Non-Employee Directors, which was adopted to replace the Company’s Stock Option Plan for Non-Employee Directors, which expired on December 17, 2003. The purpose of the Stock Incentive Plan for Non-Employee Directors is to encourage the highest level of performance from those members of the Board of Directors who are not employees of the Company. For purposes of the plan, a non-employee director is a director of the Company who is not an employee of the Company or of any subsidiary of the Company.

The Company has reserved a total of 500,000 shares of Common Stock for issuance under the plan. Awards granted under the plan may be in the form of stock options or restricted stock. The Executive Committee of the Board of Directors administers the plan. The plan continues in effect until all shares available for issuance have been issued and all restrictions on the shares have lapsed.

With respect to each option grant, the Executive Committee determines the number of shares subject to the option, the exercise price, the period of the option, and the time or times at which the option may be exercised. If an optionee ceases to be a non-employee director for any reason, other than termination of directorship for cause, all vested options then held are exercisable for a period of three years and all unvested options terminate 30 days after such person ceases to be a non-employee director. If an optionee’s directorship is terminated for cause, all vested options then held are exercisable for a period of 30 days and all unvested options automatically terminate on the date of termination as a director. Each stock option granted under the plan is nonassignable and nontransferable by the optionee, either voluntarily or by operation of law, except by will or by the laws of descent and distribution. At least six months must elapse from the date of acquisition of an option to the date of disposition of such option (other than upon exercise or conversion) or the date of disposition of the Common Stock with respect to which such option may be exercised.

Shares of restricted stock are subject to the terms, conditions and restrictions determined by the Executive Committee. The restrictions, if any, may include restrictions concerning transferability, repurchase by the Company and forfeiture of the shares issued, together with any other restrictions determined by the Executive Committee. Shares of restricted stock must be held for a period of at least six months following the date of acquisition.

Mr. Miscoll holds options to purchase 5,000 shares of Common Stock under the Stock Incentive Plan for Non-Employee Directors at an exercise price of $1.40 per share, all of which vested on November 6, 2004 and expire on November 6, 2013. Mr. Miscoll also holds 30,000 shares of restricted stock under the Stock Incentive Plan for Non-Employee Directors, the restrictions on all of which have lapsed.

Messrs. Gilmore and Durham each hold options to purchase 5,000 shares of Common Stock under the Stock Incentive Plan for Non-Employee Directors at an exercise price of $2.25 per share, all of which will vest on May 5, 2005 and expire on May 5, 2014.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consists of three non-employee Directors. During the year ended December 31, 2004, the members of the Compensation Committee were James P. Miscoll, G. Robert Durham and Robert R. Gilmore. During the last fiscal year, no executive officer of the Company served as a member of the compensation committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) or as a director of another entity, one of whose executive officers served as a member of the compensation committee or as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding persons known by the Company to beneficially own, as defined by Rule 13d-3 under the Securities Exchange Act of 1934, more than 5% of the outstanding Common Stock as of April 22, 2005, based solely on information regarding such ownership available to the Company in filings by such beneficial owners with the SEC on Schedules 13D and 13G. The following table also sets forth information regarding beneficial ownership of Common Stock as of April 22, 2005, except as noted below, by the Directors and the Named Executive Officers and by the Directors and Executive Officers as a group.

Name and Address of Beneficial Owner (a)	Number of Shares and Nature of Beneficial Ownership (b)		Percent of Class
Certain Beneficial Owners:
Leucadia National Corporation 315 Park Avenue South New York, NY 10010	27,212,735		72.1
Austin W. Marxe and David Greenhouse 153 East 53 Street New York, New York 10022	3,111,500	(c)	8.3
Directors:

G.R. Durham	5,000	(d)	*

R.R. Gilmore	5,000	(e)	*

G.F. Joklik	1,000,000	(f)	2.7

T.E. Mara	—		—

J.P. Miscoll	87,100	(g)	*
Nondirector Named Executive Officers:

J.C. Farmer	137,000	(h)	*

F. Fernandez	66,667	(i)	*

L.L. Lackey	190,000	(j)	*

T.G. White	131,575	(k)	*

All Directors and Executive Officers as a Group (9 persons)	1,555,675	(l)	4.1

*	Less than 1%

(a)	Unless otherwise indicated, the business address of each person listed is c/o MK Resources Company, 60 East South Temple, Suite 1225, Salt Lake City, UT 84111.
(b)	For purposes of this table, shares are considered to be beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire the beneficial ownership of the shares within 60 days of April 22, 2005. Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned.
(c)	Austin W. Marxe and David Greenhouse beneficially own 3,111,500 shares of our common stock. As reported in a Schedule 13G filed with the SEC on February 11, 2005, they are the controlling principals of AWM Investment Company, Inc., which is the general partner of, and investment adviser to, Special Situations Cayman Fund, L.P., or Cayman, and the general partner of MGP Advisers Limited Partnership, which is the general partner of and adviser to Special Situations Fund III, L.P., or SSF3. SSF3 holds 2,334,500 shares of our common stock, and Cayman holds 774,000 shares.
(d)	Includes 5,000 shares that may be acquired upon the exercise of stock options exercisable beginning May 5, 2005.
(e)	Includes 5,000 shares that may be acquired upon the exercise of stock options exercisable beginning May 5, 2005.
(f)	Includes 900,000 shares that may be acquired upon the exercise of currently exercisable stock options.
(g)	Consists of (i) 5,000 shares that may be acquired upon the exercise of currently exercisable stock options and (ii) 82,100 shares beneficially owned by the J. P. Miscoll and I. Miscoll Trust, dated November 11, 1991, of which Mr. Miscoll’s spouse is trustee.
(h)	Includes 125,000 shares that may be acquired upon the exercise of currently exercisable stock options.
(i)	Includes 66,667 shares that may be acquired upon the exercise of stock options exercisable beginning May 1, 2005.
(j)	Includes 175,000 shares that may be acquired upon the exercise of currently exercisable stock options.
(k)	Includes 125,000 shares that may be acquired upon the exercise of currently exercisable stock options.
(l)	Includes 1,340,000 shares that may be acquired upon the exercise of currently exercisable stock options.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information relating to compensation plans under which equity securities of the Company are authorized for issuance, as of December 31, 2004. The equity compensation plans that have been approved by security holders are the Stock Incentive Plan, which is described under “Executive Compensation—Employee Incentive Compensation and Savings Plans,” above, and the Stock Incentive Plan for Non-Employee Directors, which is described under “Executive Compensation—Director Compensation,” above. The Company has no equity compensation plans that have not been approved by security holders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,840,000	$1.69	587,034
Equity compensation plans not approved by security holders	—	—	—
Total	1,840,000	$1.69	587,034

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Thomas E. Mara, a Director and the President of the Company, is affiliated with Leucadia National Corporation, which owns 72.1% of the outstanding shares of Common Stock. In addition, three of the Company’s former Directors, Ian M. Cumming, H.E. Scruggs and Joseph S. Steinberg, are affiliated with Leucadia: Mr. Mara is Executive Vice President and Treasurer of Leucadia; Mr. Cumming is Chairman of the Board and a principal shareholder of Leucadia; Mr. Scruggs is a Vice President of Leucadia; and Mr. Steinberg is a Director, President and a principal shareholder of Leucadia. Messrs. Cumming, Steinberg and Scruggs resigned from the Board in March 2004 so that the Board would consist of a majority of independent directors.

In March 1998, the Company entered into a credit facility with Leucadia. Through various amendments, the most recent of which was effective March 4, 2005, the credit facility has been amended to increase the facility to $80 million. The Company’s credit facility has an expiration date of January 3, 2007. Leucadia may terminate the credit facility on December 15 of any year, provided Leucadia notifies the Company of the termination prior to September 15 of that year. Leucadia has the right to terminate the credit facility at any time when it owns less than 45% of our outstanding common stock. Leucadia has notified the Company that it does not intend to terminate the credit facility prior to December 15, 2006. At December 31, 2004, the Company had outstanding borrowings under its credit facility of $66.5 million. Loans outstanding under the credit facility bear interest equal to the prime rate plus 3%, and interest and commitment fees are payable quarterly. The prime rate at March 21, 2005 was 5.5%. Interest paid to Leucadia under the credit facility for the twelve months ended December 31, 2004 and 2003 was approximately $2.6 million and $1.5 million, respectively.

The Company’s credit facility with Leucadia provides for the automatic conversion of all outstanding loans under the credit facility into shares of common stock at the public offering price in the event the Company’s proposed public offering is consummated and permits Leucadia to convert from time to time all or a portion of the outstanding loans under the credit agreement into shares of common stock at a conversion price of $1.30 per share if the proposed public offering is withdrawn.

In connection with the most recent amendment to our credit facility, on March 4, 2005, the Company’s wholly-owned Dutch subsidiary, MK Gold Exploration B.V., entered into a credit agreement with Leucadia. The Dutch subsidiary credit agreement provides for borrowings of up to $35 million. Outstanding loans under the Dutch subsidiary credit agreement bear interest at a rate equal to the Eurodollar rate plus 2.5%, and accrued interest is capitalized quarterly. The termination date of the Dutch subsidiary credit agreement is January 3, 2007. Commencing in 2006, Leucadia may terminate the facility on December 15 of any year, provided Leucadia notifies the Dutch subsidiary of the termination prior to September 15 of that year. As required by the Dutch subsidiary credit agreement, $34.6 million of available borrowings under the Dutch subsidiary credit agreement were used by the Dutch subsidiary to make an immediate capital contribution of approximately €26 million to its wholly-owned subsidiary, Cobre Las Cruces, which owns the Las Cruces project. This capital contribution was required for Cobre Las Cruces to remain eligible to receive certain Spanish government subsidies relating to the Las Cruces project. If Cobre Las Cruces does not receive a substantial portion of the subsidies, the Dutch subsidiary must immediately cause Cobre Las Cruces to declare and pay a dividend to it in an amount equal to all (or the maximum amount permitted by law) of the funds contributed to Cobre Las Cruces by the Dutch subsidiary, and the Dutch subsidiary must in turn use the dividend to immediately repay the Dutch subsidiary’s borrowings under the Dutch subsidiary credit agreement.

To obtain the amendment to our credit facility and obtain the Dutch subsidiary credit facility, the Company agreed to (1) guarantee the obligations of the Dutch subsidiary under the Dutch subsidiary credit agreement and (2) secure the Company’s obligations under the credit facility and the Company’s guarantee of the Dutch subsidiary credit agreement by pledging to Leucadia 65% of the issued and outstanding stock of the Dutch subsidiary. The Company executed a Guaranty dated March 4, 2005, in favor of Leucadia and an Agreement and Deed of Pledge, dated March 7, 2005, as required by the terms of the amendment to the credit facility and the Dutch subsidiary credit agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements for 2004 and 2003, the review of the financial statements included in the Company’s Forms 10-Q for 2004 and 2003 and statutory audits of foreign subsidiaries for 2004 and 2003 were $188,000 and $175,000, respectively.

Audit-Related Fees

The aggregate fees for assurance and related services rendered by PricewaterhouseCoopers LLP that were related to the performance of the audit or review of the Company’s financial statements for 2004 and 2003 that are not disclosed in the paragraph captioned “Audit Fees,” above, were $257,000 and $10,000, respectively. These fees related to our proposed public offering, Sarbanes-Oxley Act compliance and employee benefit plan matters.

Tax Fees

The aggregate fees for professional services rendered by PricewaterhouseCoopers LLP for tax preparation, planning and consultation for 2004 and 2003 were $24,000 and $31,000, respectively.

All Other Fees

The Company paid no fees for professional services rendered by PricewaterhouseCoopers LLP for 2004 and 2003 that are not disclosed in the preceding three paragraphs.

Audit Committee Pre-Approval Procedures

The Audit Committee pre-approves the services provided to the Company by PricewaterhouseCoopers LLP in connection with the audit of the Company’s annual financial statements, the review of the Company’s quarterly financial statements and tax preparation and consultation. If management proposes to engage PricewaterhouseCoopers LLP for other audit or permitted non-audit services, the Audit Committee pre-approves these services on a case-by-case basis. The Audit Committee approved all the services provided to the Company by PricewaterhouseCoopers LLP described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.	Exhibits.

The exhibits to this Form 10 K/A are listed in the Exhibit Index contained below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MK RESOURCES COMPANY

By:	/s/ John C. Farmer
John C. Farmer
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Date: April 28, 2005

EXHIBIT INDEX

Exhibits marked with an asterisk are filed with this report. The remaining exhibits have previously been filed with the Securities and Exchange Commission and are incorporated by reference into this report.

Exhibit Number	Exhibit

3.1	Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (SEC File No. 0-23042) and incorporated herein by reference).

3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (SEC File No. 0-23042) and incorporated herein by reference).

3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 0-23042) and incorporated herein by reference).

3.4	Certificate of Ownership and Merger of MK Resources Company with and into MK Gold Company (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (SEC File No. 0-23042) and incorporated herein by reference).

3.5	Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (SEC File No. 0-23042) and incorporated herein by reference).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Amendment No. 2 on Form S-1/A (333-116344) filed with the SEC on October 18, 2004 and incorporated herein by reference).

4.2	Stock Purchase Agreement, dated as of September 1, 1999, between the Registrant and Leucadia National Corporation (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 1, 1999 (SEC File No. 0-23042) and incorporated herein by reference).

10.1	Form of Indemnification Agreement to be entered into with Officers and Directors of the Registrant (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (SEC File No. 0-23042) and incorporated herein by reference).

10.2	Castle Mountain Venture Contract Mining Agreement (filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (SEC File No. 0-23042) and incorporated herein by reference).

10.3	Castle Mountain Joint Venture Agreement (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on October 14, 1993 (Registration No. 33-70348) and incorporated herein by reference).

10.4	Settlement Agreement, dated December 19, 1995, between Viceroy Gold Corporation, the Registrant and the Castle Mountain Venture (filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (SEC File No. 0-23042) and incorporated herein by reference).

10.5	Amendment No. 2 to Castle Mountain Venture Agreement, dated December 19, 1995, between the Registrant and Viceroy Gold Corporation (filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (SEC File No. 0-23042) and incorporated herein by reference).

10.6	American Girl Venture Agreement (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 dated October 14, 1993 (Registration No. 33-70348) and incorporated herein by reference).

10.7	Oro Cruz Memorandum of Understanding (Memorandum of Agreement) (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 dated October 14, 1993 (Registration No. 33-70348) and incorporated herein by reference).

10.8	Representative Arrangement with Johnson Mathey & Co. (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 dated October 14, 1993 (Registration No. 33-70348) and incorporated herein by reference).

10.9	American Girl Amended and Restated Mining Joint Venture Agreement, dated January 1, 1994 (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (SEC File No. 0-23042) and incorporated herein by reference).

10.10	Credit Agreement, effective as of March 1, 1998, between Leucadia National Corporation and MK Gold Company (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (SEC File No. 0-23042) and incorporated herein by reference).

10.11	Amended and Restated MK Gold Company Executive Incentive Plan, dated January 9, 1995 (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (SEC File No. 0-23042) and incorporated herein by reference).

10.12	List of additional signers of the Indemnification Agreement submitted under Exhibit 10.1 (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (SEC File No. 0-23042) and incorporated herein by reference).

10.13	Stock Incentive Plan, as approved and amended by stockholders through August 5, 1996 (filed as Exhibit 10.22 to the Registrant’s Transition Report on Form 10-K for the transition period from April 1, 1996 to December 31, 1996 (SEC File No. 0-23042) and incorporated herein by reference).[1]

10.14	Amendment No. 1 to Credit Agreement, dated as of March 1, 2000, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (SEC File No. 0-23042) and incorporated herein by reference).

10.15	Amendment No. 2 to Credit Agreement, dated as of October 17, 2000, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (SEC File No. 0-23042) and incorporated herein by reference).

10.16	Amendment No. 3 to Credit Agreement, dated as of December 31, 2000, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (SEC File No. 0-23042) and incorporated herein by reference).

10.17	Reserved.

10.18	Amendment No. 4 to Credit Agreement, dated as of April 1, 2001, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 0-23042) and incorporated herein by reference).

10.19	Amendment No. 5 to Credit Agreement, dated as of July 1, 2001, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 0-23042) and incorporated herein by reference).

10.20	Amendment No. 6 to Credit Agreement, dated as of September 30, 2002, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 0-23042) and incorporated herein by reference).

10.21	Amendment No. 7 to Credit Agreement, dated as of January 2, 2003, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (SEC File No. 0-23042) and incorporated herein by reference).

10.22	MK Gold Company Stock Incentive Plan for Non-Employee Directors, dated September 5, 2003 (filed as Annex A to the Registrant’s Definitive Proxy Statement dated August 7, 2003 (SEC File No. 0-23042) and incorporated herein by reference.) [1]

10.23	Amendment No. 8 to Credit Agreement, dated as of September 12, 2003, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 0-23042) and incorporated herein by reference).

10.24	Amendment No. 9 to Credit Agreement, dated as of December 31, 2003, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (SEC File No. 0-23042) and incorporated herein by reference).

10.25	Amendment No. 10 to Credit Agreement, dated as of March 31, 2004, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 0-23042) and incorporated herein by reference).

10.26	Purchase Agreement dated January 30, 2004 between Cobre Las Cruces, S.A. and Seroncillo, S.L. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 0-23042) and incorporated herein by reference).

10.27	Senior Executive Employment Contract dated May 1, 2004 between Cobre Las Cruces, S.A. and

Francisco Fernando Fernandez Torres (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 0-23042) and incorporated herein by reference). [1]

10.28	Sale and Purchase Agreement, dated September 1, 1999, between Rio Tinto Metals Limited and MK Gold Company (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 14, 1999 (SEC File No. 0-23042) and incorporated herein by reference).

10.29	Loan Conversion Agreement, dated July 26, 2004, between MK Resources Company and Leucadia National Corporation (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on 10-Q for the quarter ended June 30, 2004 (SEC File No. 0-23042 and incorporated herein by reference).

10.30	Amendment No. 11 Credit Agreement, dated as of October 13, 2004 between MK Resources Company and Leucadia National Corporation (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated October 13, 2004 (SEC File No. 0-23042) and incorporated herein by reference).

10.31	MK Resources Company Executive Severance Plan dated November 18, 2004 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 18, 2004 (SEC File No. 0-23042) and incorporated herein by reference). [1]

10.32	Amendment No. 12 to Credit Agreement, dated as of March 4, 2005, between MK Resources Company and Leucadia National Corporation (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated March 4, 2005 (SEC File No. 0-23042) and incorporated herein by reference).

10.33	Credit Agreement, dated as of March 4, 2005, between MK Gold Exploration B.V. and Leucadia National Corporation (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated March 4, 2005 (SEC File No. 0-23042) and incorporated herein by reference).

10.34	Guaranty, dated as of March 4, 2005, between MK Resources Company and Leucadia National Corporation (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated March 4, 2005 (SEC File No. 0-23042) and incorporated herein by reference).

10.35	Agreement and Deed of Pledge, dated as of March 7, 2005 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated March 4, 2005 (SEC File No. 0-23042) and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (SEC File No. 0-23042) and incorporated herein by reference).

23	Consent of PricewaterhouseCoopers LLP.**

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed with this report.

**	Previously filed.

[1]	Management contracts and compensatory plans and arrangements identified pursuant to Item 15(a)(3) of Form 10-K.