Form 10-K/A
period 2004-12-31
MK RESOURCES CO
filed 2005-05-16
CIK 913586

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends and restates all of Items 6, 7, 8, 9A and 15 of the Annual Report on Form 10-K, as amended, of MK Resources Company (“we,” “us,” “our,” the “Company” or “MK Resources”) for the fiscal year ended December 31, 2004. This Amendment No. 2 does not amend any other item of our Annual Report on Form 10-K for the year ended December 31, 2004.

We are filing this Amendment No. 2 to amend and restate our consolidated audited financial statements for the year ended December 31, 2004 and other information contained herein with respect to the accounting for the amortization of the debt discount on our convertible credit facility with Leucadia National Corporation (“Leucadia”). In the fourth quarter of 2004, we amended our convertible credit facility with Leucadia to, among other things, increase the amount available for borrowing, increase the interest rate and include a conversion feature. Because the conversion price was below the trading price for our common stock on the date the credit facility was amended, there was an initial beneficial conversion feature of approximately $30.9 million. As a result of additional borrowings under the convertible credit facility during the fourth quarter, an aggregate of approximately $37.3 million was recorded in the fourth quarter of 2004 as a debt discount. During the fourth quarter of 2004, the amortized debt discount on the convertible credit facility was incorrectly recorded as an expense. Upon further analysis, we have determined that the amortized debt discount should have been treated as interest cost subject to capitalization under Statement of Financial Accounting Standards, or SFAS, No. 34 because the related debt was used to finance development activities associated with our Las Cruces copper mining project in Spain. This accounting treatment is consistent with the treatment of interest paid to Leucadia under the convertible credit facility.

The effect of the adjustment is to reduce our net loss by approximately $6.0 million or $0.16 per share; increase our total assets by approximately $6.0 million, which is reflected as an increase to mining properties, plant and mine development, net; and increase stockholders’ equity by $6.0 million, which is reflected as a decrease to the accumulated deficit. After giving effect to this restatement, our net loss for the year ended December 31, 2004 was $5.8 million, or $0.15 per share, and as of December 31, 2004, we had mining properties, plant and mine development, net of $110.5 million, total assets of $123.8 million, accumulated deficit of $58.6 million and total stockholders’ equity of $80.2 million.

Although our long-term debt presented on our December 31, 2004 balance sheet has decreased significantly through the recording of the debt discount, that decrease is temporary as it will increase as the discount is amortized over the remaining term of our convertible credit facility. Consistent with the restatement, the amortized debt discount will be subject to capitalization under SFAS No. 34 and, if capitalized, will be reflected as an increase in assets during periods that mining properties are being developed rather than as an expense. However, there is no effect on the aggregate amount of outstanding indebtedness we are obligated to repay under the convertible credit facility.

Upon discovery of the incorrect application of SFAS No. 34, management reported its findings to PricewaterhouseCoopers LLP, our independent registered public accounting firm, and to the audit committee of the board of directors. After discussions with the audit committee and PricewaterhouseCoopers LLP, management recommended to the audit committee that our previously reported 2004 financial statements should be restated to correct this error. On May 12, 2005, the audit committee agreed with this recommendation and, in light of the restatement, determined that the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 should no longer be relied upon.

We have also determined that the failure to correctly apply SFAS No. 34 to the amortized debt discount associated with the amendment to our convertible credit facility constituted a material weakness in our internal control over financial reporting. Solely as a result of this material weakness, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2004. As of the date of this filing, we believe we have remediated the material weakness in our internal control over financial reporting with respect to accounting for capitalization of interest costs. See “Item 9A - Controls and Procedures.”

We have also determined that a control deficiency related to the failure to correctly apply SFAS No. 34 “Capitalization of Interest Cost” to the amortization of debt discount with respect to the Leucadia convertible credit facility giving rise to the restatement constituted a material weakness in our internal control over financial reporting. The material weakness related to accounting for the debt discount with respect to the beneficial conversion feature of the Leucadia convertible credit facility that was created in October 2004 with the amendment of that credit facility to make the pre-existing credit facility convertible into shares of the our common stock at a rate that was below market at the date of the amendment. We have fully remediated that weakness as of the date of this report. See “Item 9A - Controls and Procedures.”

We have also amended certain disclosures regarding our registration statement filed with the U.S. Securities and Exchange Commission and regulatory authorities in Canada for a proposed public offering of up to 70,150,000 shares of our common stock. On May 9, 2005, we filed an application for withdrawal with the U.S. Securities and Exchange Commission to withdraw the registration statement.

This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement for Forward-Looking Information” and elsewhere in this report. Unless the context otherwise requires, “MK Resources,” “the Company,” “we,” “our” and “us” refer to MK Resources Company.

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

MK RESOURCES COMPANY

SELECTED FIVE-YEAR FINANCIAL DATA

(in thousands, except share and ounce amounts, per share and per ounce data)

	Year Ended December 31
	2004	2003	2002	2001	2000
	(Restated)(a)
OPERATING DATA
Revenue:
Product sales (b)	$993	$1,441	$4,841	$6,002	$11,314
Mining services (b)	—	—	—	1,297	6,088

Total revenue	993	1,441	4,841	7,299	17,402
Gross profit (loss):
Product sales	639	858	2,612	550	4,107
Mining services	—	—	—	(154)	434
Project development	(304)	(565)	(279)	(665)	(465)

Total gross profit (loss)	335	293	2,333	(269)	4,076
Exploration costs	(398)	(523)	(674)	(717)	(1,018)
General and administrative expenses	(3,161)	(2,492)	(1,662)	(2,413)	(1,975)
Gain (loss) on disposal of assets	59	106	(224)	202	13

INCOME (LOSS) FROM OPERATIONS	(3,165)	(2,616)	(227)	(3,197)	1,096

NET INCOME (LOSS)	$(5,772)	$201	$(153)	$(3,179)	$1,017

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.15)	$0.01	$(0.00)	$(0.09)	$0.03
BALANCE SHEET DATA (At end of period)
Total assets	$123,795	$90,158	$70,355	$60,441	$60,323
Line of credit (c)	35,131	41,500	31,900	29,000	23,300
Stockholders’ equity (c)	80,181	41,021	31,424	24,851	29,668
Book value per common share	2.12	1.09	0.84	0.66	0.79
OTHER FINANCIAL DATA:
Depreciation, depletion and amortization:
Product Sales	3	5	—	653	485
Mining services	—	—	—	6	28
Capital expenditures	16,264	7,516	3,505	4,777	10,632
OTHER DATA
Gold ounces sold	2,435	3,900	15,510	19,900	32,100
Gold ounces produced	2,122	3,538	14,029	19,167	29,419
Gold ounces in inventory, at end of year	18	331	693	2,174	2,907
Average gold price realized (per ounce)	$406	$363	$309	$277	$314
Average spot gold price (per ounce) (d)	410	363	310	271	279

(a)	As a result of the restatement discussed in Notes 1 and 18 to the consolidated financial statements, we have capitalized approximately $6.0 million of interest resulting from amortization of debt discount. This adjustment reduced the net loss for the year ended December 31, 2004 by approximately $6.0 million or $0.16 per share.
(b)	Product sales revenue for the five years ended December 31, 2004 resulted from our gold production at the Castle Mountain mine in which we hold a 25% undivided interest. We also performed contract mining services at the mine until May of 2001, at which time reserves were exhausted and the mine was closed. Revenue since May 2001 has resulted from declining residual gold production which ceased in December 2004 when rinsing of the leach pads was completed.
(c)	In connection with an amendment of our credit facility with Leucadia and the creation of a right to convert the outstanding balance under the credit facility at a conversion price of $1.75 per share (which was below the $2.75 per share trading price for our common stock on the date the credit facility was amended) we recorded an initial beneficial conversion feature of approximately $30.9 million. As additional borrowings under the credit facility occur, additional beneficial conversion features may be recognized depending upon the relationship between the conversion price per share and the trading price per share at the time of the borrowing. In total, approximately $37.3 million was recorded in the fourth quarter of 2004 as a debt discount with a corresponding increase in capital in excess of par value. Although this resulted in a significant decrease to our long-term liabilities, those changes are temporary and will reverse over the remaining term of the credit facility as the debt discount is amortized. We expect that the amortization of the debt discount will be capitalized as an increase to mining properties during periods that mining properties are being developed. For further information, see Note 10 to our consolidated financial statements.
(d)	London PM Fix.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

As discussed in Notes 1 and 18 to the consolidated financial statements, we have restated the consolidated financial statements for the year ended December 31, 2004. The restatement decreased the net loss for the year ended December 31, 2004 by approximately $6.0 million or $0.16 per share. This restatement was necessary to capitalize, pursuant to SFAS No. 34, $6.0 million of interest resulting from amortization of debt discount. The debt discount resulted from the October 13, 2004 amendment to the convertible credit facility with Leucadia. All amounts in the following discussion have been adjusted for this restatement as appropriate.

General

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

Reserves for the Las Cruces project are reported in the technical report prepared for us by Pincock Allen Holt. The estimates were determined through the use of mapping, drilling, metallurgical testing and other standard evaluation methods applied by the mining industry, including computer block modeling. The estimates are based on an assumed copper price of $0.76 per pound, a cut-off grade of 1.00% copper and projected average cash operating costs of 0.33 euro, or approximately $0.43, per pound. Based on historical fluctuations in copper prices, we believe $0.76 per pound is a reasonable estimate for purposes of determining reserves at the Las Cruces project. Further, an 8% decrease in the assumed copper price, to $0.70 per pound, would not have a material effect on the reserves. On December 31, 2004, the spot price for copper was approximately $1.48 per pound.

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

As of December 31, 2004, the carrying value of our investment in the mineral rights and mining properties of the Las Cruces project was approximately $110 million. The recoverability of these assets is entirely dependent upon our success in obtaining required permits, obtaining financing for the project, and managing engineering and construction costs. The amount of financing that can be obtained for the project and its related cost will be significantly affected by the assessment of potential lenders and equity investors of the current and expected future market price of copper and the current market for investments in businesses similar to ours. In addition, the actual price of copper, the operating cost of the mine and the capital cost (in U.S. dollars) to build the project and bring the mine into production will affect the recoverability of these assets. Based on the current status of the project and our estimate of future financing costs and future cash flows, we believe the carrying amount of this investment is recoverable. However, if we are unable to obtain the final permits and financing required to begin construction of the mine and commence mining activities, we are unable to recover the investment through a sale of the project, or the capital cost of the project changes significantly, it is likely that this investment will be impaired.

Debt Discount

Effective October 13, 2004, our credit facility with Leucadia was amended to, among other things, include a conversion feature that (1) provides for the automatic conversion of all outstanding loans under the credit facility into shares of our common stock at the public offering price in the event our then proposed public offering of common stock were consummated and (2) permits Leucadia, assuming the proposed public offering is withdrawn, to convert from time to time all or a portion of the outstanding loans under the credit facility into shares of common stock at a conversion price of $1.75 per share. Because the $1.75 per share conversion price was below the $2.75 per share trading price for our common stock on the date the credit facility was amended, there was an initial beneficial conversion feature of approximately $30.9 million. As additional borrowings under the credit facility occur, additional beneficial conversion features may be recognized depending upon the relationship between the conversion price per share and the trading price per share at the time of the borrowing.

The beneficial conversion feature is recognized in the financial statements by recording a debt discount (which has the effect of reducing long-term liabilities on our consolidated balance sheet) and a corresponding increase in capital in excess of par value (which has the effect of increasing stockholders’ equity on our consolidated balance sheet). The debt discount is being amortized over the remaining term of the debt and will be capitalized to mining properties during periods that mining properties are being developed. As a result of additional borrowings under the credit facility during the fourth quarter, an aggregate of approximately $37.3 million of debt discount was recorded in the fourth quarter of 2004, of which approximately $6.0 million was amortized and capitalized to mining properties during 2004. If the debt is converted to equity, any remaining unamortized debt discount will be reversed with a corresponding decrease in capital in excess of par value.

We calculate the debt discount based upon the difference between the conversion price and the trading price on the date the credit facility was amended and additional amounts are borrowed. The initial debt discount recorded is based on the borrowings outstanding on the date of the amendment. Although this resulted in a significant increase to our stockholders’ equity and decrease to our long-term liabilities, the changes to long-term liabilities are temporary and will reverse over the remaining term of the credit facility as the debt discount is amortized.

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

Offering Costs. In June 2004, we filed a registration statement with the Securities and Exchange Commission and a Canadian preliminary prospectus with securities regulatory authorities in Canada for the proposed public offering of up to 70,150,000 shares of our common stock to finance a portion of the development costs of the Las Cruces project. In anticipation of the proposed public offering, we increased our authorized common stock to 125,000,000 shares. Due to unfavorable market conditions, our efforts to complete the offering were unsuccessful. The Canadian preliminary prospectus expired during the fourth quarter of 2004, and we filed an application to withdraw the registration statement with the U.S. Securities and Exchange Commission on May 9, 2005. We charged $3.6 million of deferred offering and other financing related costs to expense in the fourth quarter of 2004. The amount charged during the fourth quarter does not include certain advisory fees we may be obligated to pay under agreements with our financial advisors if we complete a sale of the project, merger or other transaction.

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

Interest Expense. Interest expense for 2004 and 2003 consisted primarily of the cost of the commitment fee on our Credit Facility with Leucadia, which is based on the amount available under the facility. For 2004 and 2003, we capitalized $8.6 million (including amortized debt discount in 2004) and $1.5 million, respectively, in interest relating to the Las Cruces project.

Effective October 13, 2004, our credit facility with Leucadia was amended to, among other things, increase the amount available for borrowing from $55 million to $75 million, increase the interest rate from the prime rate to the prime rate plus 3.0% and include the conversion feature described above. See “Critical Accounting Policies and Estimates – Debt Discount” above. On the date the credit facility was amended, there was an initial beneficial conversion feature of approximately $30.9 million. As a result of additional borrowings under the credit facility during the fourth quarter, an aggregate of approximately $37.3 million was recorded in the fourth quarter of 2004 as a debt discount with a corresponding increase in capital in excess of par value. The debt discount is being amortized over the remaining term of the debt and will be capitalized to mining properties during periods that mining properties are being developed. During the fourth quarter of 2004, approximately $6.0 million of debt discount was amortized and capitalized to mining properties. If the debt is converted to equity, any unamortized debt discount will be reversed with a corresponding decrease in capital in excess of par value. In March 2005, in connection with an amendment to the credit facility and a $35 million loan to our wholly-owned subsidiary, Cobre Las Cruces, S.A., Leucadia’s optional conversion price was reduced from $1.75 per share to $1.30 per share. This reduction also resulted in a beneficial conversion feature. Accordingly, during the first quarter of 2005, the unamortized debt discount will be adjusted to reflect the beneficial conversion feature associated with the $1.30 per share conversion price. See “Liquidity and Capital Resources” below.

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

Our cash resources are not sufficient to cover all projected costs and expenses necessary to commence mining at the Las Cruces project. We estimate that the initial capital cost will be approximately 280 million euro, or approximately $369 million, to bring the Las Cruces project into production, excluding reclamation bonding requirements, inflation, interest and other financing costs. We are exploring various financing alternatives for projected costs and expenses associated with the Las Cruces project. Over the past year, we have retained financial advisors and engaged in numerous efforts to obtain financing for the Las Cruces project. Debt financing is very difficult to obtain for mining projects in the permitting and development phase, particularly in the absence of completion guarantees or a significant equity investment in the project. We are not in a position to provide or obtain completion guarantees and, therefore, our efforts have been focused primarily on obtaining equity financing. We originally planned to raise a significant portion of the required funds pursuant to a public offering of common stock. In June 2004, we filed a registration statement with the Securities and Exchange Commission and a Canadian preliminary prospectus with securities regulatory authorities in Canada for a proposed public offering of up to 70,150,000 shares of our common stock. We spent several months preparing for the proposed public offering and conducted significant marketing efforts. Due to unfavorable market conditions, however, our efforts to complete the offering were unsuccessful, and the Canadian preliminary prospectus expired during the fourth quarter of 2004, and we filed an application to withdraw the registration statement with the U.S. Securities and Exchange Commission on May 9, 2005. We have obtained a limited amount of additional financing from Leucadia, as described below, and we are currently focusing on alternative sources of funding for the Las Cruces project.

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

Additions to mining properties, plant and mine development totaled $22.2 million (including $6.0 million of amortized and capitalized debt discount) for the year ended December 31, 2004, compared to $7.5 million for 2003 and $3.5 million for 2002. For all periods presented, additions to mining properties, plant and mine development consisted of: (1) mine development expenditures; (2) construction expenditures for buildings, machinery, plant and equipment; (3) expenditures for mobile mining service equipment; and (4) capitalized interest (including amortized debt discount for 2004). The principal source of funds that we used to fund project development at the Las Cruces project was our credit facility with Leucadia.

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

The credit facility, as amended on March 4, 2005, provides that Leucadia will have the right to convert our outstanding debt under our credit facility at any time at a conversion price of $1.30 per share assuming we withdraw our registration statement relating to the proposed public offering. We filed an application to withdraw the registration statement with the U.S. Securities and Exchange Commission on May 9, 2005. The beneficial conversion feature associated with Leucadia’s conversion option resulted in a significant increase to our stockholders’ equity and a decrease to our long-term liabilities. The decrease to our long-term liabilities is temporary and will reverse over the remaining term of the credit facility as the debt discount is amortized. See “Critical Accounting Policies and Estimates – Debt Discount” above.

In connection with the most recent amendment to our credit facility, on March 4, 2005, our wholly-owned Dutch subsidiary, MK Gold Exploration B.V., entered into a credit agreement with Leucadia. The Dutch subsidiary credit agreement provides for borrowings of up to $35 million. Outstanding loans under the Dutch subsidiary credit agreement bear interest at a rate equal to the Eurodollar rate plus 2.5%, and accrued interest is capitalized quarterly. The termination date of the Dutch subsidiary credit agreement is January 3, 2007. Commencing in 2006, Leucadia may terminate the facility on December 15 of any year, provided Leucadia notifies the Dutch subsidiary of the termination prior to September 15 of that year. As required by the Dutch subsidiary credit agreement, $34.6 million of available borrowings under the Dutch subsidiary credit agreement were used by the Dutch subsidiary to make an immediate capital contribution of approximately 26 million euros to its wholly-owned subsidiary, Cobre Las Cruces, which owns the Las Cruces project. This capital contribution was required for Cobre Las Cruces to remain eligible to receive certain Spanish government subsidies relating to the Las Cruces project. If Cobre Las Cruces does not receive a substantial portion of the subsidies, the Dutch subsidiary must immediately cause Cobre Las Cruces to declare and pay a dividend to it in an amount equal to all (or the maximum amount permitted by law) of the funds contributed to Cobre Las Cruces by the Dutch subsidiary, and the Dutch subsidiary must in turn use the dividend to immediately repay the Dutch subsidiary’s borrowings under the Dutch subsidiary credit agreement.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. That cost will be recognized as an expense over the vesting period of the award. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In addition, we will be required to determine fair value in accordance with SFAS No. 123R. SFAS No. 123R is effective for reporting periods beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged, and requires the application of a transition methodology for stock options that have not vested as of the date of adoption. We intend to adopt SFAS No. 123R effective July 1, 2005 using the modified prospective application without restatement of prior interim periods. We do not expect the adoption of SFAS No. 123R to have a material impact on our financial position or results of operations.

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

We estimate that the initial capital costs for the development of the Las Cruces project are approximately 280 million euros, or approximately $369 million, including working capital, land purchases and contingencies, but excluding reclamation bonding requirements, inflation, interest and other financing costs. The estimated capital costs of the Las Cruces project are based on PAH’s review of the DMT-Outokumpu feasibility study, and those estimates could change after the detailed engineering process has been completed. We are exploring various financing alternatives to finance the projected costs and expenses of the Las Cruces project. We cannot assure you that we will be able to obtain the necessary financing for the Las Cruces project on favorable terms or at all. Additionally, if the actual costs to complete the development of the Las Cruces project are significantly higher than we expect or if we are unable to obtain subsidies from the Spanish government as described in this report, we may not have enough funds to cover these costs and we may not be able to obtain other sources of financing. The failure to obtain all necessary financing would prevent us from achieving production at the Las Cruces project and impede our ability to become profitable.

We depend on government subsidies to partially fund the Las Cruces Project.

The European Commission has approved the grant by the Spanish central and regional governments of subsidies to us in connection with the Las Cruces project of 52.8 million euros, or approximately $69.5 million. We base estimates regarding the potential for economic copper production at, timing for development of, and the amount of financing required for, the Las Cruces project on the assumption that we will receive the entire 52.8 million euros approved by the European Commission, which includes 47.5 million euros, or approximately $62.6 million, of subsidies previously granted to us. We cannot predict, however, the amount of subsidies we will actually receive, if any. Furthermore, we must meet several conditions to receive the 47.5 million euros in previously granted subsidies. Our ability to satisfy these conditions depends on, among other things, our ability to obtain financing, and we cannot predict when, if at all, we will be able to satisfy these conditions. In order for us to receive the subsidies, the Spanish central and regional governments required us to have incurred 25% of a targeted amount of capital expenditures relating to the project by March 27, 2004 and the remaining 75% by March 27, 2006. Since we did not receive all of the necessary permits and financing by the 2004 deadline, we were not in a position to incur the requisite capital expenditures and, accordingly, did not meet this condition at that time. We obtained an extension of this deadline until March 27, 2005, but we were not in a position to meet the extended deadline. Therefore, we have requested an additional extension. If we are unable to meet this deadline or future deadlines without obtaining extensions, we will lose the right to receive these subsidies. In addition, to the extent that we have received any subsidies, we will be required to return them, with interest, to the Spanish central and regional governments. The loss of the subsidies would significantly increase our costs to develop the Las Cruces project and would require us to obtain additional funds from other sources, which may not be available on favorable terms or at all. If we do not receive the amount of subsidies that we expect, it could delay the development of the Las Cruces project and reduce its profitability.

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

The ore reserve figures for the Las Cruces project presented in this report are estimates, and we cannot assure you that we will recover the indicated levels of copper. Reserve estimates are imprecise and depend on geological analysis based partly on statistical inferences drawn from drilling and sample analysis, which may prove unreliable, and assumptions about operating costs and copper prices. Valid estimates may change significantly when new information becomes available. The reserve estimates for the Las Cruces project are based on, among other things, an assumed long-term copper price of $0.76 per pound of copper, a cut-off grade of 1.00% copper and projected average cash operating costs of 0.33 euro, or approximately $0.43, per pound of copper, based on the technical report prepared by PAH. These assumptions may not be accurate, and increases in production costs, fluctuations in the market price of copper or changes in grade estimates may result in changes to our reserve estimates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (Unaudited)

(Thousands of dollars except share data)

Selected quarterly financial data for the years ended December 31, 2004 and 2003 is presented below.

2004 Quarters	First	Second		Third	Fourth
					(Restated)
Revenue	$339	$239		$176	$239
Gross profit	137	67		44	87
Net income (loss)	(572)	167		(561)	(4,806	)(c)(d)
Basic and diluted income (loss) per share (a)	(0.02)	0.00		(0.01)	(0.13)

2003 Quarters	First	Second		Third	Fourth
Revenue	$425	$405		$281	$330
Gross profit (loss)	197	203		(204)	97
Net income (loss)	(342)	1,649	(b)	(728)	(378)
Basic and diluted income (loss) per share (a)	(0.01)	0.04		(0.02)	(0.01)

(a)	The total of the four quarters’ basic and diluted income (loss) per share does not equal the earnings per share for the year due to rounding.
(b)	We recorded a non-cash gain of $1.9 million, net of related expenses, on the estimated value of the common shares of Bear Creek Mining Corporation received in exchange for all of our limited partnership units of Peru Exploration Venture LLLP.
(c)	We wrote off $3.6 million in deferred offering and other financing related costs relating to our abandoned stock offering.
(d)	As a result of the restatement discussed in Notes 1 and 18 to the consolidated financial statements, we have capitalized approximately $6.0 million, or $0.16 per share, of interest resulting from amortization of debt discount. This adjustment reduced the net loss for the year and quarter ended December 31, 2004 by approximately $6.0 million, or $0.16 per share.

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

As explained in Notes 1 and 18 to the consolidated financial statements, the Company has restated its consolidated financial statements for the year ended December 31, 2004.

PricewaterhouseCoopers LLP

Salt Lake City, Utah

March 10, 2005, except for the third paragraph

of Note 1 and Note 18 for which the date is

May 12, 2005

MK RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2004, 2003 and 2002

(Thousands of dollars except share data)

	2004	2003	2002
	(Restated)
REVENUE:

Product sales	$993	$1,441	$4,841

Total revenue	993	1,441	4,841

COSTS AND OPERATING EXPENSES:
Product sales	294	506	2,142
Accretion of asset retirement obligations	60	77	87
Project development	304	565	279

Total costs and operating expenses	658	1,148	2,508

GROSS PROFIT	335	293	2,333

Exploration costs	(398)	(523)	(674)
General and administrative expenses	(3,161)	(2,492)	(1,662)
Gain (loss) on disposal of assets	59	106	(224)

LOSS FROM OPERATIONS	(3,165)	(2,616)	(227)

Equity in loss of unconsolidated affiliate	—	—	(301)
Litigation settlement, net	—	36	—
Bankruptcy recovery, net	994	315	318
Other income	5	—	—
Abandoned offering costs	(3,600)	—	—
Gain on sale of securities	—	498	—
Gain on exchange of partnership interest, net	—	1,945	—
Investment income and dividends, net	26	50	84
Interest expense	(34)	(23)	(24)

Income (loss) before income taxes	(5,774)	205	(150)
Income tax benefit (provision)	2	(4)	(3)

Net income (loss)	$(5,772)	$201	$(153)

Basic and diluted income (loss) per common share	$(0.15)	$0.01	$(0.00)

The accompanying notes are an integral part of the consolidated financial statements.

MK RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

As of December 31, 2004 and 2003

(Thousands of dollars except par value)

	2004	2003
	(Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,098	$2,634
Restricted cash	642	874
Equity securities	3,590	2,167
Receivables	1,079	344
Inventories	—	133
Other	107	68

Total current assets	12,516	6,220

Mining properties, plant and mine development, net	110,521	82,589
Equity securities	32	97
Restricted investment securities	—	873
Restricted cash	726	379

TOTAL ASSETS	$123,795	$90,158

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,340	$1,732
Current portion of asset retirement obligation	667	874
Other accrued liabilities	2,382	467

Total current liabilities	4,389	3,073

Line of credit-Leucadia, net of unamortized debt discount of $31,369 at December 31, 2004	35,131	41,500
Asset retirement obligation	127	597
Deferred income tax liability	3,967	3,967

Total liabilities	43,614	49,137

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.01; 125,000,000 and 80,000,000 shares authorized at December 31, 2004 and 2003, respectively; 37,733,359 shares issued and outstanding at December 31, 2004, 37,545,500 shares issued and 37,525,649 shares outstanding at December 31, 2003	377	375
Capital in excess of par value	120,578	83,023
Accumulated deficit	(58,558)	(52,786)
Treasury stock at cost, 19,851 shares at December 31, 2003	—	(19)
Accumulated other comprehensive income	17,784	10,428

Total stockholders’ equity	80,181	41,021

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,795	$90,158

The accompanying notes are an integral part of the consolidated financial statements.

MK RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2004 (as restated), 2003 and 2002

(Thousands of dollars except share data)

	Common Stock $0.01 Par Value	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Total
January 1, 2002	$374	82,869	(52,834)	(19)	(5,539)		24,851

Net loss			(153)				(153)
Other comprehensive income (loss):
Net change in unrealized loss on investments					(66)		(66)
Net change in translation adjustment					6,792		6,792

Comprehensive income							6,573

December 31, 2002	374	82,869	(52,987)	(19)	1,187		31,424

Net income			201				201

Other comprehensive income:
Net change in unrealized gain on investments					361		361

Net change in translation adjustment					8,880		8,880

Comprehensive income							9,442

Restricted stock grants	1	154					155

December 31, 2003	375	83,023	(52,786)	(19)	10,428	(1)	41,021

Net loss (restated)			(5,772)				(5,772)
Other comprehensive income:

Net change in unrealized gain on investments					1,358		1,358

Net change in translation adjustment					5,998		5,998

Comprehensive loss							1,584

Cancellation of treasury stock		(19)		19
Debt discount on credit facility		37,334					37,334
Exercise of stock options	2	240					242

December 31, 2004, restated	$377	$120,578	$(58,558)	$—	$17,784	(2)	$80,181

(1)	As of December 31, 2003, this balance was comprised of $295 in unrealized gains on investments and $10,133 in translation adjustments on foreign currency.
(2)	As of December 31, 2004, this balance was comprised of $1,653 in unrealized gains on investments and $16,131 in translation adjustments on foreign currency.

The accompanying notes are an integral part of the consolidated financial statements.

MK RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2004, 2003 and 2002

(Thousands of dollars)

	2004	2003	2002
	(Restated)
OPERATING ACTIVITIES:
Net income (loss)	$(5,772)	$201	$(153)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Restricted stock grants	—	155	—
Equity in loss of unconsolidated affiliate	—	—	301
Depreciation, depletion and amortization	19	25	29
Accretion expense	60	77	87
Litigation settlement	—	(38)	—
Bankruptcy recovery	(994)	(315)	(365)
Gain on sale of securities	—	(498)	—
Gain on exchange of partnership interest	—	(1,945)	—
Gain (loss) on disposal of assets	(59)	(106)	224
Changes in operating assets and liabilities:
Receivables	(735)	78	(181)
Inventories	133	40	729
Other current assets	(39)	30	37
Restricted cash	(115)	(764)	222
Accounts payable and other accrued liabilities	1,523	434	218
Asset retirement obligation	(677)	(505)	136

Net cash provided (used) by operating activities	(6,656)	(3,131)	1,284

INVESTING ACTIVITIES:
Additions to mining properties, plant and mine development	(16,264)	(7,516)	(3,505)
Proceeds from disposal of assets	24	111	671
Purchase of restricted investment securities	—	—	(1,621)
Purchase of equity securities	—	(45)	—
Proceeds from sale of equity securities	994	1,224	—
Proceeds from sale of restricted investment securities	873	748	750

Net cash used by investing activities	(14,373)	(5,478)	(3,705)

(continued)

MK RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

For the years ended December 31, 2004, 2003 and 2002

(Thousands of dollars)

	2004	2003	2002
	(Restated)
FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreement – Leucadia	$25,000	$9,600	$2,900
(Increase) decrease in other assets	—	211	(211)
Exercise of stock options	242	—	—

Net cash provided by financing activities	25,242	9,811	2,689

EFFECT OF EXCHANGE RATES ON CASH	251	6	(207)

INCREASE IN CASH	4,464	1,208	61

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,634	1,426	1,365

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,098	$2,634	$1,426

Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$32	$23	$24
Income taxes paid, net	$(2)	$4	$3
Amortization of debt discount capitalized as a component of mining properties, plant and mining development	$5,965	$—	$—

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

Restatement – As further discussed in Note 18 to the consolidated financial statements, the Company has determined that certain adjustments are required to restate the consolidated financial statements for the year ended December 31, 2004. All amounts in the accompanying footnotes have been adjusted for this restatement as appropriate.

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

A change in the Company’s ore reserve estimate, declines in the market price for copper, as well as increased production or capital costs or reduced recovery rates, could render ore reserves at the Las Cruces project uneconomic and could result in an impairment to the Company’s mining properties. If copper prices decline substantially below $0.76 per pound, the levels set for calculation of reserves, for an extended period, there could be material delays in developing the Las Cruces project. Reserves should not be interpreted as assurances of mine life or the profitability of future operations. No assurance can be given that the estimates of the amount of copper or the indicated level of recovery of copper will be realized at the Las Cruces project.

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

The Company has put in place ongoing pollution control and monitoring programs at its mine sites and posted surety bonds as required for compliance with state and local closure, reclamation and environmental obligations. Estimated future reclamation and mine closure costs are based principally on legal and regulatory requirements. Through December 31, 2002, such costs were accrued and charged over the expected operating lives of the Company’s mines on a units-of-production method. On January 1, 2003, the Company adopted SFAS No. 143. The impact of adopting SFAS No. 143 was not material.

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

The beneficial conversion feature is recognized in the financial statements by recording a debt discount (which has the effect of reducing long-term liabilities on the Company’s consolidated balance sheet) and a corresponding increase in capital in excess of par value (which has the effect of increasing stockholders’ equity on the Company’s consolidated balance sheet). The debt discount is being amortized over the remaining term of the debt and will be capitalized to mining properties during periods that mining properties are being developed. As a result of additional borrowings under the Credit Facility during the fourth quarter, an aggregate of approximately $37,300 of debt discount was recorded in the fourth quarter of 2004, of which approximately $6,000 was amortized and capitalized to mining properties during 2004. If the debt is converted to equity, any remaining unamortized debt discount will be reversed with a corresponding decrease in capital in excess of par value.

The Company calculates the debt discount based upon the difference between the conversion price and the trading price on the date the Credit Facility was amended and additional amounts are borrowed. The initial debt discount recorded is based on the borrowings outstanding on the date of the amendment. Although this resulted in a significant decrease to our long-term liabilities, those changes are temporary and will reverse over the remaining term of the Credit Facility as the debt discount is amortized.

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

Earnings Per Share - For each of the three years in the period ended December 31, 2004, there were no differences in the numerators for the basic and diluted per share computations. These numerators were $(5,772), $201 and $(153) for 2004, 2003 and 2002, respectively. The denominators for basic per share computations were 37,536,461, 37,425,457 and 37,395,649 for 2004, 2003 and 2002, respectively. The denominators for fully diluted per share computations were 37,536,461, 37,437,899 and 37,395,649 for 2004, 2003 and 2002, respectively. Options to purchase 1,630,000, 1,740,000 and 1,910,000 shares of common stock outstanding during 2004, 2003 and 2002, respectively, were not included in the computation of diluted per share amounts because the related impact was antidilutive. For 2004, the 38,000,000 shares that would be issuable with respect to Leucadia’s conversion option under the Credit Facility were not included in the computation of diluted loss per share because the facility was not then convertible as described in Note 10.

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

	Year Ended December 31,
	2004	2003	2002
	(Restated)
Net income (loss) as reported	$(5,772)	$201	$(153)
Deduct: Total stock-based compensation expense determined using the fair value method for all awards, net of related tax effects	(45)	(9)	(26)

Pro forma net income (loss)	$(5,817)	$192	$(179)

Net income (loss) per share:
Basic – as reported	$(0.15)	$0.01	$(0.00)
Basic – pro forma	$(0.15)	$0.01	$(0.00)
Diluted – as reported	$(0.15)	$0.01	$(0.00)
Diluted – pro forma	$(0.15)	$0.01	$(0.00)

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

6. INVENTORIES

The components of inventory are shown below:

	December 31
	2004	2003
Gold bullion	$—	$96
Materials and supplies	—	37

	$—	$133

7. MINING PROPERTIES, PLANT AND MINE DEVELOPMENT

The components of mining properties, plant and mine development are shown below:

	December 31
	2004	2003
	(Restated)
Mining properties	$110,077	$82,312
Mine development	7,023	7,023
Plant and equipment	4,985	5,062

	122,085	94,397

Less accumulated depreciation, depletion and amortization	(11,564)	(11,808)

	$110,521	$82,589

Interest (including amortized debt discount in 2004) capitalized to mining properties was $8,582, $1,487 and $1,417 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

MK RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

	Year Ended December 31
	2004	2003	2002
	(Restated)
Revenue:
Gold sales	$993	$1,441	$4,841

Total revenue	$993	$1,441	$4,841

Gross profit (loss):
Gold sales	$639	$858	$2,612
Copper project	(304)	(565)	(279)

Total gross profit (loss)	$335	$293	$2,333

Identifiable assets:
Gold sales	$1,580	$2,264	$2,387
Copper project	117,350	84,590	65,567
Corporate and eliminations	4,865	3,304	2,401

Total assets	$123,795	$90,158	$70,355

Depreciation, depletion and amortization:
Gold sales	$3	$5	$—
Corporate and eliminations	16	20	29

Total depreciation, depletion and amortization	$19	$25	$29

Capital expenditures:
Gold sales	$—	$59	$—
Copper project	16,240	7,447	3,487
Corporate and eliminations	24	10	18

Total capital expenditures	$16,264	$7,516	$3,505

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

MK RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

The provision (benefit) for income taxes differs from the amounts computed by applying the U.S. corporate income tax statutory rate of 34% for the following reasons:

	Year Ended December 31,
	2004	2003	2002
	(Restated)
U.S. corporate income tax (benefit) provision at statutory rate	$(1,962)	$70	$(51)
Change in valuation allowance	2,394	(84)	39
State income taxes, net of federal tax (benefit) provision	(288)	10	(8)
Non-deductible interest	4	—	—
Other, net	(150)	4	23

Provision (benefit) for income taxes	$(2)	$—	$3

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

During 2004, the Company filed a registration statement with the U.S. Securities and Exchange Commission and a Canadian preliminary prospectus with securities regulatory authorities in Canada for a proposed public offering of up to 70,150,000 shares of its common stock to finance a portion of the development costs of the Las Cruces project. In anticipation of the proposed public offering, the Company increased its authorized common stock to 125,000,000 shares. Due to unfavorable market conditions, the Company’s efforts to complete the offering were unsuccessful. The Canadian preliminary

MK RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

prospectus expired during the fourth quarter of 2004, and we filed an application to withdraw the registration statement with the U.S. Securities and Exchange Commission on May 9, 2005. The Company is currently focusing on alternative sources of funding for the Las Cruces project, including debt financing from other sources, entering into one or more joint ventures or an outright sale of its interest in the Las Cruces project. Due to the delay and uncertainty surrounding the offering, the Company charged $3,600 of deferred offering and other financing related costs to expense in the fourth quarter of 2004.

Effective October 13, 2004, the Credit Facility with Leucadia was amended to, among other things, increase the amount available for borrowing from $55,000 to $75,000, increase the interest rate from the prime rate to the prime rate plus 3.0% and include a conversion feature which (1) provides for the automatic conversion of all outstanding loans under the Credit Facility into shares of common stock at the public offering price in the event the proposed public offering is consummated and (2) permits Leucadia to convert from time to time all or a portion of the outstanding loans under the Credit Agreement into shares of Common Stock at a conversion price of $1.75 per share if the proposed public offering is withdrawn. Because the $1.75 conversion price was below the $2.75 trading price for the Company’s Common Stock on the date the Credit Facility was amended, there was an initial beneficial conversion feature of approximately $30,900. As a result of additional borrowings under the Credit Facility during the fourth quarter, an aggregate of approximately $37,300 was recorded in the fourth quarter of 2004 as a debt discount with a corresponding increase in capital in excess of par value. Although the Company’s long-term debt decreased significantly through the recording of the debt discount, that increase is temporary as it will reverse over the remaining term of the Credit Facility as the debt discount is amortized. During the fourth quarter, approximately $6,000 of amortization expense was capitalized to mining properties. If the debt is converted to equity, any remaining unamortized debt discount will be reversed with a corresponding decrease in capital in excess of par value.

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

For the years ended December 31, 2004, 2003 and 2002, approximately $2,649, $1,509 and $1,441, respectively, in interest and commitment fees were paid to Leucadia under the Credit Facility. For the years ended December 31, 2004, 2003 and 2002, approximately $8,582, $1,487 and $1,417, respectively, in interest (including amortized debt discount in 2004) relating to the Las Cruces project was capitalized.

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

18. RESTATEMENT

The Company restated its 2004 financial statements for an accounting error in the application of SFAS No. 34 “Capitalization of Interest Cost” for interest costs related to the amortization of debt discount. Specifically, amortization of the debt discount on the Company’s convertible credit facility with Leucadia was erroneously omitted from interest costs subject to capitalization under SFAS No. 34. Upon further analysis, the Company has determined that the amortized debt discount should have been capitalized under SFAS No. 34 because it related to debt that was used to finance development activities associated with the Company’s Las Cruces copper mining project in Spain. The effect of the adjustment is to reduce the Company’s fiscal 2004 net loss by $5,965, or $0.16 per share, increase the Company’s mining properties, plan and mine development, net, and total assets at December 31, 2004 by $5,965 and increase stockholders’ equity by $5,965, which is reflected as a decrease to the accumulated deficit.

The following sets forth the effects of the restatement of the Company’s consolidated statement of operations for the year ended December 31, 2004 and the consolidated balance sheet at December 31, 2004. The revision had no effect on net cash used by operating activities, net cash used by investing activities or net cash provided by financing activities. (In thousands of dollars except per share data.)

MK RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars except share data)

Consolidated Statement of Operations

Year ended December 31, 2004

	As Reported	Restated
Amortization of debt discount	$(5,965)	$—
Income (loss) before income taxes	(11,739)	(5,774)
Net income (loss)	(11,737)	(5,772)
Basic and diluted income (loss) per common share	(0.31)	(0.15)

Consolidated Balance Sheet
December 31, 2004

	As Reported	Restated
Mining properties, plant and mine development, net	$104,556	$110,521
Total assets	117,830	123,795

Accumulated deficit	(64,523)	(58,558)
Total stockholders’ equity	74,216	80,181
Total liabilities and stockholders’ equity	117,830	123,795

Consolidated Statement of Cash Flows
Year ended December 31, 2004

	As Reported	Restated
Supplemental disclosures of cash flow information
Amortization of debt discount capitalized as a component of mining properties, plant and mine development	$—	$5,965

Item 9A. Controls and Procedures

As further discussed in Notes 1 and 18 to the consolidated financial statements, we have restated our consolidated financial statements for the year ended December 31, 2004. This restatement was necessary to correct an accounting error related to the application of SFAS No. 34, “Capitalization of Interest Cost” to the amortization of debt discount. In the fourth quarter of 2004, we amended our credit facility with Leucadia to, among other things, increase the amount available for borrowing, increase the interest rate and include a conversion feature. Because the conversion price was below the trading price for our common stock on the date the credit facility was amended, there was an initial beneficial conversion feature of approximately $30.9 million. As a result of additional borrowings under the convertible credit facility during the fourth quarter, an aggregate of approximately $37.3 million was recorded in the fourth quarter of 2004 as a debt discount. During the fourth quarter of 2004, the amortized debt discount on the convertible credit facility was incorrectly recorded as an expense. Upon further analysis, we determined that the amortized debt discount should have been treated as interest cost subject to capitalization under SFAS No. 34 because the related debt was used to finance development activities associated with our Las Cruces project.

Disclosure Controls and Procedures

As of the end of the period covered by this report, December 31, 2004, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the restatement, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. Based on this evaluation and the identification of the material weakness in internal control over financial reporting described below, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2004.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, we did not maintain effective controls over our determination and recording of capitalized interest costs in accordance with generally accepted accounting principles. Specifically, our controls failed to ensure the correct application of SFAS No. 34 to the amortized debt discount associated with the amendment to our convertible credit facility and subsequent borrowings under the convertible credit facility during the fourth quarter of 2004. This control deficiency resulted in the error requiring the restatement of our 2004 financial statements, as reflected in this amended Form 10-K, to correct for the misstatement in interest expense, capitalized interest cost and accumulated deficit. Accordingly, management has concluded that the control deficiency constituted a material weakness.

As of the date of this filing, we believe we have remediated the material weakness in our internal control over financial reporting with respect to accounting for capitalization of interest costs. The remedial actions included additional research and education to ensure that all relevant personnel involved in transactions involving interest costs understand and apply accounting in compliance with SFAS No. 34.

In connection with this amended Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of May 16,2005, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

As previously reported, there was no change in our internal control over financial reporting during the quarter ended December 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to March 31, 2005, we took the remedial actions described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PAGE
(a)	Financial Statements, Schedules and Exhibits.

1.	Financial Statements included in Part II of this Form 10-K/A:

	Report of Independent Registered Public Accounting Firm	II-27

	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	II-28

	Consolidated Balance Sheets at December 31, 2004 and 2003	II-29

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	II-30

	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	II-31

	Notes to Consolidated Financial Statements	II-33

2.	Schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits.

The exhibits to this Form 10-K/A are listed in the Exhibit Index contained elsewhere in this Form 10-K.

IV-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MK RESOURCES COMPANY

By:	/s/ John C. Farmer
John C. Farmer
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Date: May 16, 2005

EXHIBIT INDEX

Exhibits marked with an asterisk are filed with this report. The remaining exhibits have previously been filed with the Securities and Exchange Commission and are incorporated by reference into this report.

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (SEC File No. 0-23042) and incorporated herein by reference).

3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (SEC File No. 0-23042) and incorporated herein by reference).

3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 0-23042) and incorporated herein by reference).

3.4	Certificate of Ownership and Merger of MK Resources Company with and into MK Gold Company (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (SEC File No. 0-23042) and incorporated herein by reference).

3.5	Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (SEC File No. 0-23042) and incorporated herein by reference).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Amendment No. 2 on Form S-1/A (333-116344) filed with the SEC on October 18, 2004 and incorporated herein by reference).

4.2	Stock Purchase Agreement, dated as of September 1, 1999, between the Registrant and Leucadia National Corporation (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 1, 1999 (SEC File No. 0-23042) and incorporated herein by reference).

10.1	Form of Indemnification Agreement to be entered into with Officers and Directors of the Registrant (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (SEC File No. 0-23042) and incorporated herein by reference).

10.2	Castle Mountain Venture Contract Mining Agreement (filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (SEC File No. 0-23042) and incorporated herein by reference).

10.3	Castle Mountain Joint Venture Agreement (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on October 14, 1993 (Registration No. 33-70348) and incorporated herein by reference).

10.4	Settlement Agreement, dated December 19, 1995, between Viceroy Gold Corporation, the Registrant and the Castle Mountain Venture (filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (SEC File No. 0-23042) and incorporated herein by reference).

10.5	Amendment No. 2 to Castle Mountain Venture Agreement, dated December 19, 1995, between the Registrant and Viceroy Gold Corporation (filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (SEC File No. 0-23042) and incorporated herein by reference).

10.6	American Girl Venture Agreement (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 dated October 14, 1993 (Registration No. 33-70348) and incorporated herein by reference).

10.7	Oro Cruz Memorandum of Understanding (Memorandum of Agreement) (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 dated October 14, 1993 (Registration No. 33-70348) and incorporated herein by reference).

10.8	Representative Arrangement with Johnson Mathey & Co. (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 dated October 14, 1993 (Registration No. 33-70348) and incorporated herein by reference).

10.9	American Girl Amended and Restated Mining Joint Venture Agreement, dated January 1, 1994 (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (SEC File No. 0-23042) and incorporated herein by reference).

10.10	Credit Agreement, effective as of March 1, 1998, between Leucadia National Corporation and MK Gold Company (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (SEC File No. 0-23042) and incorporated herein by reference).

10.11	Amended and Restated MK Gold Company Executive Incentive Plan, dated January 9, 1995 (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (SEC File No. 0-23042) and incorporated herein by reference).

10.12	List of additional signers of the Indemnification Agreement submitted under Exhibit 10.1 (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (SEC File No. 0-23042) and incorporated herein by reference).

10.13	Stock Incentive Plan, as approved and amended by stockholders through August 5, 1996 (filed as Exhibit 10.22 to the Registrant’s Transition Report on Form 10-K for the transition period from April 1, 1996 to December 31, 1996 (SEC File No. 0-23042) and incorporated herein by reference).[1]

10.14	Amendment No. 1 to Credit Agreement, dated as of March 1, 2000, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (SEC File No. 0-23042) and incorporated herein by reference).

10.15	Amendment No. 2 to Credit Agreement, dated as of October 17, 2000, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (SEC File No. 0-23042) and incorporated herein by reference).

10.16	Amendment No. 3 to Credit Agreement, dated as of December 31, 2000, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (SEC File No. 0-23042) and incorporated herein by reference).

10.17	Reserved.

10.18	Amendment No. 4 to Credit Agreement, dated as of April 1, 2001, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 0-23042) and incorporated herein by reference).

10.19	Amendment No. 5 to Credit Agreement, dated as of July 1, 2001, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 0-23042) and incorporated herein by reference).

10.20	Amendment No. 6 to Credit Agreement, dated as of September 30, 2002, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 0-23042) and incorporated herein by reference).

10.21	Amendment No. 7 to Credit Agreement, dated as of January 2, 2003, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (SEC File No. 0-23042) and incorporated herein by reference).

10.22	MK Gold Company Stock Incentive Plan for Non-Employee Directors, dated September 5, 2003 (filed as Annex A to the Registrant’s Definitive Proxy Statement dated August 7, 2003 (SEC File No. 0-23042) and incorporated herein by reference.)[1]

10.23	Amendment No. 8 to Credit Agreement, dated as of September 12, 2003, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 0-23042) and incorporated herein by reference).

10.24	Amendment No. 9 to Credit Agreement, dated as of December 31, 2003, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (SEC File No. 0-23042) and incorporated herein by reference).

10.25	Amendment No. 10 to Credit Agreement, dated as of March 31, 2004, between MK Gold Company and Leucadia National Corporation (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 0-23042) and incorporated herein by reference).

10.26	Purchase Agreement dated January 30, 2004 between Cobre Las Cruces, S.A. and Seroncillo, S.L. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 0-23042) and incorporated herein by reference).

10.27	Senior Executive Employment Contract dated May 1, 2004 between Cobre Las Cruces, S.A. and Francisco Fernando Fernandez Torres (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 0-23042) and incorporated herein by reference). [1]

10.28	Sale and Purchase Agreement, dated September 1, 1999, between Rio Tinto Metals Limited and MK Gold Company (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 14, 1999 (SEC File No. 0-23042) and incorporated herein by reference).

10.29	Loan Conversion Agreement, dated July 26, 2004, between MK Resources Company and Leucadia National Corporation (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on 10-Q for the quarter ended June 30, 2004 (SEC File No. 0-23042 and incorporated herein by reference).

10.30	Amendment No. 11 Credit Agreement, dated as of October 13, 2004 between MK Resources Company and Leucadia National Corporation (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated October 13, 2004 (SEC File No. 0-23042) and incorporated herein by reference).

10.31	MK Resources Company Executive Severance Plan dated November 18, 2004 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 18, 2004 (SEC File No. 0-23042) and incorporated herein by reference).[1]

10.32	Amendment No. 12 to Credit Agreement, dated as of March 4, 2005, between MK Resources Company and Leucadia National Corporation (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated March 4, 2005 (SEC File No. 0-23042) and incorporated herein by reference).

10.33	Credit Agreement, dated as of March 4, 2005, between MK Gold Exploration B.V. and Leucadia National Corporation (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated March 4, 2005 (SEC File No. 0-23042) and incorporated herein by reference).

10.34	Guaranty, dated as of March 4, 2005, between MK Resources Company and Leucadia National Corporation (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated March 4, 2005 (SEC File No. 0-23042) and incorporated herein by reference).

10.35	Agreement and Deed of Pledge, dated as of March 7, 2005 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated March 4, 2005 (SEC File No. 0-23042) and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (SEC File No. 0-23042) and incorporated herein by reference).

23	Consent of PricewaterhouseCoopers LLP.*

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed with this report.
[1]	Management contracts and compensatory plans and arrangements identified pursuant to Item 15(a)(3) of Form 10-K.