Form 10-Q
period 2005-03-31
MK RESOURCES CO
filed 2005-05-16
CIK 913586

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

On May 6, 2005, there were 37,733,359 outstanding shares of the registrant’s common stock.

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

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004. Our 2004 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three months ended March 31, 2005 with the same period in 2004.

Various amounts in this report are quoted in euros and translated into U.S. dollars. All U.S. dollar/euro conversion amounts, except for amounts included in our unaudited interim consolidated financial statements and related disclosures, which are translated in accordance with accounting principles generally accepted in the United States of America, were converted using the currency exchange rate in effect on May 2, 2005, which was approximately 0.7776 euro per U.S. dollar.

MK RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Thousands of dollars except per share data)

	Three Months Ended March 31,
	2005	2004
REVENUE:
Product sales	$—	$339

Total revenue	—	339

OPERATING EXPENSES:
Product sales	31	187
Accretion expense	8	15
Project development	56	62

Total operating expenses	95	264

GROSS PROFIT (LOSS)	(95)	75
Exploration costs	(86)	(77)
General and administrative expenses	(708)	(775)
Gain on disposal of assets	—	1

LOSS FROM OPERATIONS	(889)	(776)
Bankruptcy recovery	—	196
Investment income and dividends	5	15
Interest expense	(7)	(7)

Loss before income taxes	(891)	(572)
Income tax provision	(1)	—

Net loss	$(892)	$(572)

Basic and diluted loss per share	$(0.02)	$(0.02)

The accompanying notes are an integral part of the consolidated financial statements.

MK RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Thousands of dollars except par value)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,755	$7,098
Restricted cash	488	642
Equity securities	3,404	3,590
Receivables	1,591	1,079
Other current assets	445	107

Total current assets	38,683	12,516

Mining properties, plant and mine development, net	124,284	110,521
Equity securities	32	32
Restricted cash	707	726

TOTAL ASSETS	$163,706	$123,795

(continued)

MK RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Thousands of dollars except par value)

	March 31, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,929	$1,340
Current portion of asset retirement obligation	512	667
Other accrued liabilities	1,767	2,382

Total current liabilities	4,208	4,389

Convertible credit facility – Leucadia National Corporation, net of unamortized debt discount of $53,348 at March 31, 2005 and $31,369 at December 31, 2004	16,152	35,131
Subsidiary credit agreement – Leucadia National Corporation	34,742	—
Asset retirement obligation	179	127
Deferred income tax liability	3,967	3,967

Total liabilities	59,248	43,614

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.01; 125,000,000 shares authorized and 37,733,359 shares issued and outstanding at March 31, 2005 and December 31, 2004	377	377
Capital in excess of par value	150,667	120,578
Accumulated deficit	(59,450)	(58,558)
Accumulated other comprehensive income	12,864	17,784

Total stockholders’ equity	104,458	80,181

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$163,706	$123,795

The accompanying notes are an integral part of the consolidated financial statements.

(concluded)

MK RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(892)	$(572)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	5	7
Accretion expense	8	15
Bankruptcy recovery	—	(196)
Gain on disposal of assets	—	(1)
Changes in operating assets and liabilities:
Gold bullion held for sale	—	(10)
Receivables	(512)	(177)
Inventories	—	37
Other current assets	(338)	3
Restricted cash	173	(682)
Accounts payable and other accrued liabilities	(34)	(75)
Asset retirement obligation	(103)	(75)

Net cash used by operating activities	(1,693)	(1,726)

INVESTING ACTIVITIES:
Additions to mining properties, plant and mine development	(9,215)	(3,836)
Proceeds from disposal of assets	—	1
Proceeds from sale of equity securities	—	196
Proceeds from sale of restricted investment securities	—	873

Net cash used by investing activities	(9,215)	(2,766)

FINANCING ACTIVITIES:
Net borrowings under convertible credit facility – Leucadia National Corporation	3,000	4,500
Net borrowings under subsidiary credit agreement – Leucadia National Corporation	34,619	—

Net cash provided by financing activities	37,619	4,500

EFFECT OF EXCHANGE RATES ON CASH	(1,054)	(45)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,657	(37)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,098	2,634

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,755	$2,597

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$7	$7
Income taxes paid, net	$1	$—
Amortization of debt discount capitalized as a component of mining properties, plant and mining development	$8,110	$—

The accompanying notes are an integral part of the consolidated financial statements.

MK RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the three months ended March 31, 2004 and 2005

(Thousands of dollars except per share data)

	Common Stock $0.01 Par Value	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
January 1, 2004	$375	$83,023	$(52,786)	$(19)	$10,428	$41,021

Net loss			(572)			(572)
Other comprehensive loss:
Net change in unrealized gain (loss) on equity securities					(306)	(306)
Net change in foreign currency translation adjustment					(1,449)	(1,449)

Comprehensive loss						(2,327)

March 31, 2004	$375	$83,023	$(53,358)	$(19)	$8,673	$38,694

January 1, 2005	$377	$120,578	$(58,558)	$—	$17,784	$80,181

Net loss			(892)			(892)
Other comprehensive loss:
Net change in unrealized gain (loss) on equity securities					(186)	(186)
Net change in foreign currency translation adjustment					(4,734)	(4,734)

Comprehensive loss						(5,812)

Debt discount on convertible credit facility		30,089				30,089

March 31, 2005	$377	$150,667	$(59,450)	$—	$12,864	$104,458

The accompanying notes are an integral part of the consolidated financial statements.

1.	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments or items discussed herein) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended (“2004 10-K”). The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2004 was derived from the audited consolidated financial statements contained in the 2004 10-K and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

In April 2005, the Securities and Exchange Commission amended the effective date of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), from the first interim or annual period after June 15, 2005 to the beginning of the next fiscal year that begins after June 15, 2005. The Company is currently evaluating the impact of SFAS 123R on its consolidated financial statements but does not expect that the impact will be material.

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is effective for fiscal years ending after December 15, 2005. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset. The Company is currently evaluating the impact of FIN 47 on its consolidated financial statements but does not expect that the impact will be material.

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

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(892)	$(572)
Deduct: Total stock-based compensation expense determined using the fair value method for all awards, net of related tax effects	(14)	(1)

Pro forma net loss	$(906)	$(573)

Net loss per share:
Basic and diluted – as reported	$(0.02)	$(0.02)
Basic and diluted – pro forma	$(0.02)	$(0.02)

MK RESOURCES COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

2.	PROJECT DEVELOPMENT

The Company, through its wholly owned subsidiary Cobre Las Cruces, S.A., holds the exploration rights and mining concession for the Las Cruces project, a development stage copper project in the Pyrite Belt of Spain. The Las Cruces project was acquired by the Company on September 1, 1999 when the Company acquired Cobre Las Cruces, formerly known as Riomin Exploraciones, S.A., from Rio Tinto plc.

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

The Company owns a 25% undivided interest in the Castle Mountain Venture (“CMV”), which prior to May 2001 operated a gold mine in San Bernardino County, California. The results for the CMV have been proportionally reflected in the accompanying consolidated financial statements. During the second quarter of 2001, gold reserves at the mine were exhausted, mining operations ceased, and mine closure and reclamation activities began. Mine closure and reclamation activities continued during the first quarter of 2005. Residual gold production resulting from rinsing of the leach pads at the Castle Mountain Mine ceased during the fourth quarter of 2004.

4.	EQUITY SECURITIES

At March 31, 2005, the Company had investments of $3,436, consisting of common shares of Bear Creek Mining Corporation. At December 31, 2004, the Company had investments of $3,622, also consisting of common shares of Bear Creek Mining Corporation. The investments have been classified as available-for-sale. The investments are reported at fair value with unrealized gains and losses, if any, recorded as a component of accumulated other comprehensive income. The cost basis of the equity securities at March 31, 2005 was $1,969, and an unrealized gain on investment of $1,467 has been recorded to report the securities at their fair value of $3,436. At December 31, 2004, the Company had recorded an unrealized gain of $1,653 to report the securities at their fair value of $3,622.

The Company’s ability to realize the recorded value of its shares of Bear Creek is subject to various risks, including Bear Creek’s performance in the future, volatility in the market price for the shares and the existence of sufficient market liquidity to absorb the Company’s position, all of which are beyond the Company’s control. In addition, the restrictions on the Company’s ability to sell its Bear Creek stock

MK RESOURCES COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

could negatively impact the value the Company will ultimately receive for the shares. As a result, the amount the Company will realize from this investment is uncertain.

5.	ASSET RETIREMENT OBLIGATION

The gold reserves at the Castle Mountain mine were exhausted in May 2001. At that time, mining operations ceased and closure and reclamation began. Residual gold production from leaching ceased during the fourth quarter of 2004.

As of March 31, 2005, the Company has recorded asset retirement obligations of $691, including $668 for its share of closure and reclamation costs for the CMV. The CMV has set aside a cash reserve to fund the projected closure and reclamation costs. The Company’s share of this reserve was $1,185 at March 31, 2005. The Company has reviewed its recorded asset retirement obligation estimates and believes it reflects the future costs of closure and reclamation.

Following is a reconciliation of the asset retirement obligations for the three months ended March 31, 2005 and 2004:

Accrued reclamation as of December 31, 2003	$1,471
2004 accretion expense	15
Current settlements of asset retirement obligations	(75)

Asset retirement obligation as of March 31, 2004	$1,411

Asset retirement obligation as of December 31, 2004	$794
2005 accretion expense	8
Current settlements of asset retirement obligations	(111)

Asset retirement obligation as of March 31, 2005	$691

6.	INDUSTRY SEGMENT INFORMATION

The Company operates primarily in two industry segments: gold sales and copper project. In 2004, all of the Company’s revenue was derived from gold sales. During the first quarter of 2005, the Company had no revenues from gold sales. During 1999, the Company acquired the Las Cruces project, which is a copper project in the development stage. All copper project assets relate to the Las Cruces project and are located in Spain.

7.	RELATED PARTY TRANSACTIONS

At March 31, 2005, the Company had outstanding borrowings of $69,500 ($16,152 net of unamortized discount) under its $80,000 convertible credit facility (the “Convertible Credit Facility”) with Leucadia National Corporation (“Leucadia”). The Convertible Credit Facility was amended, effective March 4, 2005, to increase the Convertible Credit Facility to $80,000. In addition, the Company, through its wholly owned Dutch subsidiary, has outstanding borrowings of $34,742 (including $123 of accrued

MK RESOURCES COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

interest that was added to principal) under the Dutch subsidiary’s $35,000 credit agreement with Leucadia (the “Subsidiary Credit Agreement”). For the three month periods ended March 31, 2005 and 2004, approximately $1,434 and $437, respectively, in interest and commitment fees were paid to Leucadia under the Convertible Credit Facility. Approximately $9,660 (including $8,110 of debt discount amortization) and $430, respectively, in interest relating to the Las Cruces project was capitalized during these periods. Loans outstanding under the Convertible Credit Facility bear interest equal to the prime rate plus 3%, and interest and commitment fees are payable quarterly. The prime rate at March 31, 2005 was 5.75%. Loans outstanding under the Subsidiary Credit Agreement bear interest equal to the three-month Eurodollar rate plus 2.5%, and interest is calculated and added to the principal amount of the loan quarterly. The three-month Eurodollar rate at March 31, 2005 was 3.06%. The Convertible Credit Facility and Subsidiary Credit Agreement each have an expiration date of January 3, 2007. Leucadia may terminate the Convertible Credit Facility and/or the Subsidiary Credit Agreement on December 15 of any year, provided Leucadia notifies the Company of the termination prior to September 15 of that year. Leucadia has the right to terminate the Convertible Credit Facility at any time when it owns less than 45% of the Company’s outstanding common stock. Leucadia has the right to terminate the Subsidiary Credit Agreement if MK Resources ever owns less than 100% of the outstanding common stock of the Dutch subsidiary. Leucadia has notified us that it does not intend to terminate either the Convertible Credit Facility or the Subsidiary Credit Agreement prior to December 15, 2006. As required by the Subsidiary Credit Agreement, approximately $34.6 million of available borrowings were used by the Dutch subsidiary to make an immediate capital contribution of 26 million euros to its wholly owned subsidiary, Cobre Las Cruces, which owns the Las Cruces project. This capital contribution was required for Cobre Las Cruces to remain eligible to receive certain Spanish government subsidies relating to the Las Cruces project. If Cobre Las Cruces does not receive a substantial portion of the subsidies, the Dutch subsidiary must immediately cause Cobre Las Cruces to declare and pay a dividend to it in an amount equal to all (or the maximum amount permitted by law) of the funds contributed to Cobre Las Cruces by the Dutch subsidiary, and the Dutch subsidiary must in turn use the dividend to immediately repay the Dutch subsidiary’s borrowings under the Subsidiary Credit Agreement.

To obtain the amendment to our Convertible Credit Facility and obtain the Subsidiary Credit Agreement, the Company agreed to (1) guarantee the obligations of the Dutch subsidiary under the Subsidiary Credit Agreement and (2) secure our obligations under the Convertible Credit Facility and the Company’s guarantee of the Subsidiary Credit Agreement by pledging to Leucadia 65% of the issued and outstanding stock of the Dutch subsidiary. The Company executed a Guaranty dated March 4, 2005, in favor of Leucadia and an Agreement and Deed of Pledge, dated March 7, 2005, as required by the terms of the amendment to the Convertible Credit Facility and the Subsidiary Credit Agreement.

8.	DEBT CONVERSION AND DEBT DISCOUNT

As previously reported in the Company’s 2004 Form 10-K, effective October 13, 2004, the Convertible Credit Facility was amended to, among other things, permit Leucadia to convert from time to time following the withdrawal of the Company’s registration statement for its proposed equity offering all or a portion of the outstanding loans under the Convertible Credit Facility into shares of common stock at a conversion price of $1.75 per share. Because the $1.75 conversion price was below the $2.75 trading price for the Company’s common stock on the date the Convertible Credit Facility was amended, there

MK RESOURCES COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

was an initial beneficial conversion feature of approximately $30,900. In March 2005, Leucadia’s optional conversion price was reduced from $1.75 per share to $1.30 per share pursuant to an amendment to the Convertible Credit Facility. This reduction also resulted in a beneficial conversion feature. Accordingly, during the first quarter of 2005, $28,474 was recorded as additional debt discount associated with the $1.30 per share conversion price, with a corresponding increase in capital in excess of par value. Further, as a result of additional borrowings under the Convertible Credit Facility during the first quarter of 2005, an additional debt discount of $1,615 was recorded with a corresponding increase in capital in excess of par value. Although the Company’s long-term debt has decreased significantly through the recording of the debt discount, that decrease is temporary as it will reverse over the remaining term of the Convertible Credit Facility as the debt discount is amortized. During the first quarter of 2005, approximately $8,110 of debt discount amortization was capitalized to mining properties. On May 9, 2005, the Company filed with the Securities and Exchange Commission an application for the withdrawal of the equity registration statement, as described in Note 13.

9.	INCOME TAXES

The provision for income taxes for the three months ended March 31, 2005 represents state income taxes. The Company recorded no federal tax benefit for its pre-tax loss in the three month periods ended March 31, 2005 and 2004 since the Company determined that it was unlikely it would be able to realize the related tax benefit in the future.

10.	LOSS PER SHARE

Information related to the calculation for the three month periods ended March 31, 2005 and 2004 follows (in thousands of dollars except number of shares and per share amounts):

	2005		2004
	Basic	Diluted	Basic	Diluted
Net loss	$(892)	$(892)	$(572)	$(572)
Shares	37,733,359	37,733,359	37,545,649	37,545,649

Per share net loss	$(0.02)	$(0.02)	$(0.02)	$(0.02)

For the three month periods ended March 31, 2005 and 2004, options to purchase 1,630,000 and 1,895,000 shares, respectively, of common stock were not included in the computation of diluted earnings per share amounts because the related impact was antidilutive. For three month period ended March 31, 2005, the 53,461,538 shares that would be issuable with respect to Leucadia’s conversion option under the Convertible Credit Facility were not included in the computation of diluted loss per share because the facility was not then convertible as described in Note 8 above.

11.	BANKRUPTCY RECOVERY

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

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a summary of accumulated other comprehensive income at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Net unrealized gain on equity securities	$1,467	$1,653
Foreign currency translation adjustment	11,397	16,131

	$12,864	$17,784

No income tax expense has been recorded for these amounts because of the Company’s net operating loss carryforwards.

13.	SUBSEQUENT EVENTS

Agreement to Sell Majority Interest of Las Cruces Project to Inmet Mining Corporation and Related Merger with Leucadia

On May 2, 2005, the Company and Leucadia, which owns 72.1% of the Company’s outstanding common stock, entered into a share purchase agreement, dated May 2, 2005, with Inmet Mining Corporation (“Inmet”), a Canadian-based global mining company, to sell to Inmet a 70% interest in the Las Cruces project. Under the share purchase agreement, Inmet will issue 5,600,000 of its common shares to the Company in exchange for the 70% interest in the Las Cruces project (the “Inmet Transaction”). While the Inmet shares will have the benefit of a registration rights agreement, the shares may not be transferred or sold to a third party until the earlier of four years from the closing date or the date on which Leucadia is no longer obligated under the guarantee discussed below.

In connection with the Inmet Transaction, the Company and Leucadia have entered into an agreement, dated as of May 2, 2005, pursuant to which Leucadia will acquire the remaining 27.9% of the outstanding shares of the Company’s common stock that it does not already own (the “Merger”). Under the terms of the Merger, the Company’s stockholders will receive 0.0317 of a Leucadia common share for each share of the Company’s common stock they own. The Merger and the Inmet Transaction were approved by the independent directors of the Company, who were advised by Raymond James Ltd. Upon the recommendation of the independent directors, the Merger and the Inmet Transaction were unanimously approved by the board of directors of the Company.

Consummation of the Merger is subject to satisfaction (or waiver) of all conditions to the Inmet Transaction (see below), shareholder approval of the Merger and the effectiveness of a registration

MK RESOURCES COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

statement for the Leucadia common shares to be issued in the Merger, as well as other customary closing conditions and regulatory approvals. Leucadia has agreed to vote all of the Company shares it owns in favor of the Merger, which will be sufficient to approve the Merger. The voting agreement will terminate if the share purchase agreement is terminated.

Consummation of the Inmet Transaction is subject to the satisfaction of certain conditions, including the completion of the Merger, the execution of financing commitments with third parties to provide project financing of not less than $255 million (including interest during construction) and a 66 million euro bridge facility, as well as other customary conditions. Leucadia and Inmet have committed to provide financing to the Las Cruces project which is estimated to be $159 million, and Inmet has agreed to acquire 70% of Leucadia’s loan under the Subsidiary Credit Agreement. Leucadia and Inmet have also agreed to provide payment guarantees for the third party project financing until such time as the completion tests to be specified under the project financing have been achieved. The financing and payment guarantees that Leucadia and Inmet have committed to provide for the project will be in the ratio of 70% for Inmet and 30% for Leucadia.

The share purchase agreement includes a commitment by the Company and Leucadia not to solicit an alternative transaction to the Inmet Transaction. Should the Company receive an unsolicited alternative transaction proposal, its board of directors may consider that alternative transaction and, if such alternative transaction proposal is determined to be superior to the Merger, the Company may terminate the Inmet Transaction. If the Inmet Transaction is not completed in these circumstances, then Inmet shall receive a compensation fee equal to the greater of $3 million or 75% of the excess value that Leucadia will receive on closing of the alternative transaction proposal, provided that such closing occurs within 12 months of the termination of the Inmet Transaction. Leucadia would be obligated to pay this fee to Inmet under these circumstances; however, if Leucadia pays the fee then the Company is obligated to reimburse Leucadia $3 million.

The gain or loss recognized on the sale of 70% of the Las Cruces project will depend on the carrying value of the Las Cruces project and the fair value of the Inmet common stock on the date of closing of the transaction. The fair value will be determined after consideration of a number of factors including the quoted market price of Inmet common stock, the restrictions related to the sale of the common stock and the U.S./Canadian dollar exchange rate.

Withdrawal of Registration Statement

In light of the transactions described above, on May 9, 2005, the Company submitted an application to the Securities and Exchange Commission to withdraw its registration statement on Form S-1 relating to a proposed public offering of common stock.

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

Recent Events

Agreement to Sell Majority Interest of Las Cruces Project to Inmet Mining Corporation and Related Merger with Leucadia

On May 2, 2005, we and Leucadia National Corporation, which owns 72.1% of our outstanding common stock, entered into a share purchase agreement, dated May 2, 2005, with Inmet Mining Corporation, a Canadian-based global mining company, to sell to Inmet a 70% interest in the Las Cruces project. Under the share purchase agreement, Inmet will issue 5,600,000 of its common shares to us in exchange for the 70% interest in the Las Cruces project. While the Inmet shares will have the benefit of a registration rights agreement, the shares may not be transferred or sold to a third party until the earlier of four years from the closing date or the date on which Leucadia is no longer obligated under the guarantee discussed below.

In connection with the Inmet Transaction, we and Leucadia have entered into an agreement, dated as of May 2, 2005, pursuant to which Leucadia will acquire the remaining 27.9% of the outstanding shares of our common stock that it does not already own. Under the terms of the merger, our stockholders will receive 0.0317 of a Leucadia common share for each share of our common stock they own. The merger and the Inmet Transaction were approved by our independent directors, who were advised by Raymond James Ltd. Upon the recommendation of the independent directors, the merger and the Inmet Transaction were unanimously approved by our board of directors.

Consummation of the merger is subject to satisfaction (or waiver) of all conditions to the Inmet Transaction (see below), shareholder approval of the merger and the effectiveness of a registration statement for the Leucadia common shares to be issued in the merger, as well as other customary closing conditions and regulatory approvals. Leucadia has agreed to vote all of our shares it owns in favor of the merger, which will be sufficient to approve the merger. The voting agreement will terminate if the share purchase agreement is terminated.

Consummation of the Inmet Transaction is subject to the satisfaction of certain conditions, including the completion of the merger, the execution of financing commitments with third parties to provide project financing of not less than $255 million (including interest during construction) and a 66 million euro bridge facility, as well as other customary conditions. Leucadia and Inmet have committed to provide financing to the Las Cruces project which is estimated to be $159 million, and Inmet has agreed to acquire 70% of Leucadia’s loan under the subsidiary credit agreement. Leucadia and Inmet have also agreed to provide payment guarantees for the third party project financing until such time as the completion tests to be specified under the project financing have been achieved. The financing and payment guarantees that Leucadia and Inmet have committed to provide for the project will be in the ratio of 70% for Inmet and 30% for Leucadia.

The share purchase agreement includes a commitment by us and Leucadia not to solicit an alternative transaction to the Inmet transaction. Should we receive an unsolicited alternative transaction proposal, our board of directors may consider that alternative transaction and, if such alternative transaction proposal is determined to be superior to the merger, we may terminate the Inmet transaction. If the Inmet transaction is not completed in these circumstances, then Inmet shall receive a compensation fee equal to the greater of $3 million or 75% of the excess value that Leucadia will receive on closing of the alternative transaction proposal, provided that such closing occurs within 12 months of the termination of the Inmet transaction. Leucadia would be obligated to pay this fee to Inmet under these circumstances; however, if Leucadia pays the fee then we are obligated to reimburse Leucadia $3 million.

The gain or loss recognized on the sale of 70% of the Las Cruces project will depend on the carrying value of the Las Cruces project and the fair value of the Inmet common stock on the date of closing of the transaction. The fair value will be determined after consideration of a number of factors including the quoted market price of Inmet common stock, the restrictions related to the sale of the common stock and the U.S./Canadian dollar exchange rate.

Withdrawal of Registration Statement

In light of the agreements and proposed transactions described above, on May 9, 2005, we submitted an application to the Securities and Exchange Commission to withdraw our registration statement on Form S-1 relating to a proposed public offering of common stock.

Las Cruces Project

History

Rio Tinto Metals Limited, through its subsidiary RioMin Exploraciones, S.A., discovered the Las Cruces deposit in 1994 as a result of drilling on a gravimetric survey anomaly. Rio Tinto drilled the deposit between 1994 and 1999 and prepared an internal feasibility study in 1998. On September 1, 1999, we acquired all of the outstanding shares and subordinated debt of RioMin from Rio Tinto for $42.0 million in cash. As part of the purchase consideration, Rio Tinto will be entitled to receive a 1.5% royalty on any copper sales from the Las Cruces project at a price equal to or exceeding $0.80 per pound. We funded our acquisition of RioMin through borrowings of $20.0 million under our convertible credit facility with Leucadia, the sale of 18.1 million shares of our common stock to Leucadia for $15.8 million and $6.2 million from our working capital. After this acquisition, we changed the name of RioMin to Cobre Las Cruces, S.A.

Surface Rights

Mineral rights and surface land are separately transferable under Spanish law. Although we own the mineral rights to the Las Cruces orebody, we do not currently own or lease all of the land above the orebody or certain adjacent land that may be necessary to develop and operate the project. In the aggregate, we may need to purchase or lease up to 954 hectares, or approximately 3.7 square miles, of land and associated rights-of-way. We need approximately 916 hectares of this land in order to complete the final processing of some of our additional water permit applications and bring the mine into production. Through purchases and options to purchase, we have secured approximately 902 hectares (approximately 98%) of the 916 hectares of land required to bring the mine into production. Currently, we are negotiating with other landowners to acquire the remaining 2% of the initial land needed for the project. We have also initiated proceedings to cause the Andalusian government to expropriate the land if our negotiations with landowners are unsuccessful. Expropriation is commonly used by holders of mineral rights in Spain, in accordance with government laws, to acquire surface land necessary for the extraction of minerals. If it becomes necessary for us to expropriate the land, this procedure could significantly delay development of the project. The Las Cruces property limits will fully contain the deposit when surface land acquisitions are completed.

Project Feasibility

Bechtel Corporation, an international engineering and construction company, completed an independent feasibility study for the Las Cruces project in 2001. The Bechtel feasibility study incorporated results of an environmental impact study completed by FRASA Ingenieros Consultores, a team of national and international environmental engineering experts based in Madrid.

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

The DMT-Outokumpu feasibility study reflects modifications to the process plant design based on technology studies done by Outokumpu, a world leader in base metal processing technology. These technology studies and recently completed tests demonstrated that improvements could be made from earlier designs to the process plant designs to reduce capital costs. The process will be simplified by using solely atmospheric leaching and eliminating expensive autoclaves for pressure leaching without sacrificing copper recovery. The expected average copper recovery over the life of the mine is 91.4%.

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

Based on the DMT- Outokumpu feasibility study, the initial capital costs of the project were originally estimated at approximately 280 million euros, or approximately $360 million, including working capital, land purchases and contingencies, but excluding reclamation bonding requirements, inflation, interest during construction and other financing costs. After adjustments for inflation and additional data obtained since the DMT- Outokumpu feasibility study was prepared, we estimate that the initial capital costs of the project will be approximately 290 million euros, or approximately $373 million. The estimated capital costs of the Las Cruces project could change after the detailed engineering process has been completed.

Based on the independent review by PAH of the DMT-Outokumpu feasibility study, we believe that the Las Cruces project has the potential to be a low-cost producer. We believe that cash operating costs per pound of copper produced will average 0.33 euro, or approximately $0.42, per pound of copper over the life of the project, which would place the project among the lowest cost copper producers in the world.

Cash operating costs include charges for mining ore and waste, processing ore through milling and leaching facilities, royalties and other cash costs. Charges for reclamation work done during mining operations are also included in cash costs. Cash operating costs do not include sustaining capital costs over the life of the mine or charges for reclamation work to be performed after production ceases. Based on the independent review by PAH of the DMT-Outokumpu feasibility study, sustaining capital costs are expected to average approximately 1.5 million euros, or approximately $1.9 million, per year, and will be funded by cash provided by operations. Post-production closure and reclamation expenses are estimated at approximately 43 million euros, or approximately $55.3 million, excluding salvage values and other factors that could partially offset these expenses.

Total development and operating costs for the Las Cruces project could be affected by a number of factors, including the exchange rate of the euro relative to the U.S. dollar. Although the DMT-Outokumpu feasibility study reflects an overall reduction in capital costs, the estimated capital costs in U.S. dollars based on the current exchange rate would be higher than our prior estimates due to a significant decline in the exchange rate of the U.S. dollar relative to the euro. Exchange rates fluctuate, and we cannot predict what exchange rates will be over the course of development and operation of the Las Cruces project. In addition to risks relating to exchange rates, our assumptions and estimates regarding the Las Cruces project are subject to a number of other risks and uncertainties. Actual results could differ materially from our assumptions and estimates as a result of our need for financing, potential delays in development of the Las Cruces project, the imprecision of estimates, the uncertainty of government subsidies, uncertainties associated with closure guarantees or other requirements that may be imposed by the Spanish government, volatility of copper prices and other factors, including those set forth under “Cautionary Statement for Forward Looking Information” below and elsewhere in this report.

Environmental Considerations

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

Financing and Subsidies

Funding for the development and advancement of the Las Cruces project to date has principally come from our convertible credit facility and subsidiary credit agreement with Leucadia and other available resources of cash and cash equivalents. Our current cash resources will not be sufficient to cover all projected expenses necessary to bring the Las Cruces project into commercial production. We currently estimate that the initial capital costs to bring the Las Cruces project into commercial production are approximately 290 million euros, or approximately $373 million, including working capital, land purchases and contingencies, but excluding interest, reclamation bonding requirements, inflation, and other financing costs. The estimated capital costs of the Las Cruces project could change after the detailed engineering process has been completed.

In June and July 2001, we submitted subsidy applications to the central and regional governments in Spain. Upon their review of the applications, these governments recommended subsidies of up to 52.8 million euros, or approximately $67.9 million. Because the recommendation exceeded 50 million euros, it required the approval of the European Commission, which approval has been obtained.

In May 2003, the Ministry of Economy for Spain granted, and we accepted, a Regional Incentives Subsidy of 36.9 million euros, or approximately $47.5 million, for the development of the Las Cruces project. In March 2004, the Regional Ministry for Employment and Technological Development for Andalusia, Spain, granted, and we accepted, a Special Action Zone subsidy of 10.6 million euros, or approximately $13.6 million, for the development of the Las Cruces project. Receipt of these subsidies is subject to several conditions, including job creation, minimum equity requirements for Cobre Las Cruces, the receipt of necessary permits, and qualifying capital expenditures of at least 264 million euros, or approximately $339.5 million, for engineering, plant, land and equipment. In order to receive the subsidies we were required to have incurred at least 25% of the qualifying capital expenditures by March 27, 2004 and the full amount of qualifying capital expenditures by March 27, 2006. Since we did not receive all of the necessary permits and financing by the 2004 deadline, we were not in a position to incur the requisite capital expenditures by that date, and, accordingly, did not meet this condition at that time. We obtained an extension of the March 27, 2004 deadline until March 27, 2005, but we did not meet the extended deadline. We have requested an additional extension that we expect will be granted. If we are unable to meet this new deadline or future deadlines without obtaining extensions, we will lose the right to receive the subsidies. If we are able to satisfy the capital expenditure requirements and the other conditions, we will be eligible to receive the subsidies. The amount of qualified expenditures required, as well as the subsidies granted, were based on our initial estimates and assumptions relating to the Las Cruces project. If our actual expenditures differ significantly from these estimates, the governmental authorities may adjust the amount of qualified expenditures we are required to make and the amount of subsidies we are eligible to receive.

The subsidies granted to date (for which extensions have been applied for) represent 47.5 million euros of the 52.8 million euros of subsidies recommended by the central and regional governments. An additional subsidy from the regional government of Andalusia, if granted, could provide up to 5.3 million euros, or approximately $6.8 million, of additional funds for the development of the project. The regional government is conducting the final review of our application, which we submitted in 2001.

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

In connection with the granting of the mining concession we are required to:

•	post an environmental restoration bond and a contingency bond in the amount of 13.7 million euros and 5.0 million euros, respectively;

•	increase the share capital of Cobre Las Cruces to 30% of the total investment in the project in accordance with a condition of the Regional Incentive Subsidy granted to us in March 2003 (we satisfied this requirement in March 2005);

•	obtain civil liability insurance coverage;

•	present a geotechnical monitoring plan to ensure the stability of the open pit slopes;

•	engage an independent environmental control agency; and

•	comply with the terms of the DEI.

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

In the case of the Las Cruces project, the principal water permits required are (a) water consumption; (b) authorization for discharges to the Public Water Domain, or the DPH; (c) authorization for discharges to the public inland maritime domain, or the DPMT; and (d) authorization of dewatering-reinjection system.

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

Permitting Status to Date. All the main permits that are necessary to begin construction of the Las Cruces project have been granted. Some of the permits may require the subsequent presentation of a detailed engineering or construction project, or annual work plans in the case of the mining concession. They may also call for further complementary documentation and/or for bonds or other sureties to be posted before the works or activities can be carried out.

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

Other Permit-Related Matters. An environmental group in Spain, Ecologists in Action, has appealed the grant of three of our permits.

In August 2004, we received notice that Ecologists in Action had appealed to the High Court of Seville the award of the mining concession to Cobre Las Cruces. Ecologists in Action alleges that the concession should be found void because a revised environmental impact study is required and the environmental guarantee provided for the mining concession is inadequate. The appeal is currently pending in the High Court of Seville.

In August 2004, we received notice that Ecologists in Action had appealed to the High Court of Seville the authorization of the dewatering-reinjection system. Ecologists in Action alleges that the authorization of the dewatering-reinjection system was not properly granted. The appeal is currently pending in the High Court of Seville.

In November 2004, we received notice that Ecologists in Action had appealed to the High Court of Seville the award of the consumptive water concession to Cobre Las Cruces. Ecologists in Action alleges that the award of the consumptive water concession was not properly granted. The appeal is currently pending in the High Court of Seville.

The outcome of the appeal process is subject to uncertainties, and we cannot assure you that the outcome of any of the appeals described above will be favorable to us. Based on our preliminary evaluation of the issues and the outcomes in similar proceedings, we believe that the appeals will be resolved without a material adverse effect on our ability to proceed with the development of the Las Cruces project. For a discussion of the Spanish appeals system, see “Items 1 and 2. Business and Properties—Las Cruces Project—Regulatory Matters—Spanish Law—Appeals” of our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Gold Production. No gold was produced during the three month period ended March 31, 2005. Our attributable share of gold production from the Castle Mountain Venture was 1,002 ounces for the three month period ended March 31, 2004. Residual gold production from the Castle Mountain Venture ceased during the fourth quarter of 2004. Future gold recovery resulting from clean up of the production facilities will be minimal.

Revenue. Our revenues in the first quarter of 2004 came from the sale of gold from the Castle Mountain mine. Gold production at Castle Mountain ceased during the fourth quarter of 2004. Our future revenue from gold production will be minimal since it is based on gold recovered from the clean up of production facilities at the mine. Based on our current operations, we will have no significant revenue until production begins at the Las Cruces project.

During the three month period ended March 31, 2005, we had no gold sales. During the same period in 2004, we sold 835 ounces of gold on the spot market at an average price of $406 per ounce.

Gross Profit. We recognized a gross loss from product sales of less than $0.1 million for the three month period ended March 31, 2005, compared to gross profit of $0.1 million for the same period in 2004. Gross profit decreased in 2005 due to cessation of gold production at Castle Mountain. It is unlikely that we will have gross profit until production begins at the Las Cruces project.

Exploration Costs. Exploration costs increased modestly for the three month period ended March 31, 2005, compared to the same period in 2004. During the first quarter of 2005, we focused our exploration efforts on our exploration programs in Nevada and Spain.

General and Administrative Expenses. General and administrative expenses decreased 9% for the three month period ended March 31, 2005 compared to the same period in 2004. The decrease in expenses is due primarily to lower executive bonus and severance costs.

Project Development Costs. Project development costs for the three month periods ended March 31, 2005 and 2004 represent costs related to the Las Cruces project which have not been capitalized.

Bankruptcy Recovery. As part of a court approved bankruptcy plan of Washington Group International, Inc., we have received, as an unsecured creditor, various distributions of common stock and warrants to purchase additional common shares of Washington Group. We received no distributions in 2005. In the first quarter of 2004, we received a distribution of 3,801 common shares and warrants to purchase an additional 6,478 common shares of Washington Group, with a combined market value of $0.2 million. These securities were sold immediately upon receipt and we recorded this amount as income.

Interest Expense. Interest expense for the first quarter of 2005 and 2004 consisted primarily of the cost of the commitment fee on our convertible credit facility, which is based on the amount available under the convertible credit facility. For the first quarter of 2005 and 2004, we capitalized $9.7 million and $0.4 million, respectively, in interest (including $8.1 million of amortized debt discount in 2005) relating to the Las Cruces project.

Income Tax Provision. The provision for income taxes for the three month period ended March 31, 2005 represents state income taxes. We recorded no federal tax benefit for our pre-tax loss in the three month periods ended March 31, 2005 and 2004 since we determined that it was unlikely we would be able to realize the related tax benefit in the future.

Liquidity and Capital Resources

Our principal sources of funds are our available resources of cash and cash equivalents, equity securities and our convertible credit facility and subsidiary credit agreement. At March 31, 2005, we had cash and cash equivalents of $32.8 million and equity securities of $3.4 million which are available for sale within 12 months, representing an increase in cash and cash equivalents and equity securities of $25.5 million from December 31, 2004. At March 31, 2005, we had $10.5 million of available borrowings under our convertible credit facility and $0.3 million of available borrowings under our subsidiary credit agreement. We expect that our cash and cash equivalents and available borrowings under our convertible credit facility will be sufficient to cover operating expenses through 2005. However, our cash resources will not be sufficient to cover all projected costs and expenses necessary to commence mining at the Las Cruces project. We currently estimate that the capital cost to bring the Las Cruces project into production, excluding interest and other financing costs, will be approximately 290 million euros, or approximately $373 million. Land acquisition activities are almost complete, and basic engineering activities are scheduled to begin in the near future. We will require financing in order to complete these activities.

Amounts owed to Leucadia under our convertible credit facility were $69.5 million at March 31, 2005 and $66.5 million at December 31, 2004. However, the amounts reflected on our consolidated balance sheets have been reduced by debt discounts that are recognized as a result of the beneficial conversion feature contained in the convertible credit facility. When the debt discount is recorded, we also increase capital in excess of par value for the same amount, even though we remain obligated to pay Leucadia the full face amount of the convertible credit facility. In the aggregate, $67.4 million of beneficial conversion features have been recorded and reflected as additions to capital in excess of par value since October 13, 2004. While the amortization of the debt discount over the remaining life of the convertible credit facility will increase the convertible credit facility balance reflected on our consolidated balance sheet, because the amortization is capitalized to mining properties during periods that mining properties are being developed, the increase to capital in excess of par value will not be similarly reversed.

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

Net cash used by operating activities was $1.7 million for the three-month period ended March 31, 2005, which was comparable to net cash used by operating activities for the same period in 2004.

In March 1998, we entered into our convertible credit facility with Leucadia. Through various amendments, the most recent of which was effective March 4, 2005, our convertible credit facility has been amended to increase the convertible credit facility to $80 million. Our convertible credit facility has an expiration date of January 3, 2007. Leucadia may terminate our convertible credit facility on December 15 of any year, provided Leucadia notifies us of the termination prior to September 15 of that year. Leucadia has the right to terminate our convertible credit facility at any time when it owns less than 45% of our outstanding common stock. Leucadia has notified us that it does not intend to terminate our convertible credit facility prior to December 15, 2006. Loans outstanding under our convertible credit facility bear interest equal to the prime rate plus 3% and interest and commitment fees are payable quarterly. The prime rate at March 31, 2005 was 5.75%. Interest paid to Leucadia under our convertible credit facility for the three months ended March 31, 2005 and 2004 was approximately $1.4 million and $0.4 million, respectively. A substantial portion of these interest payments relates to financing for the Las Cruces project. Interest related to the Las Cruces project is capitalized to mining properties, plant and mine development on our consolidated balance sheets and is not reflected as interest expense in our consolidated statements of operations.

The convertible credit facility requires us to maintain certain financial ratios. From time to time, we have requested waivers with respect to certain of these financial ratios. Although Leucadia has granted to us the waivers necessary for us to comply with the financial covenants contained in the convertible credit facility, we may need additional waivers in the future, and we cannot provide any assurance that Leucadia would grant any such additional waivers. As of March 31, 2005, we were in compliance with the financial covenants under the convertible credit facility.

In connection with the most recent amendment to our convertible credit facility, on March 4, 2005, our wholly owned Dutch subsidiary, MK Gold Exploration B.V., entered into a credit agreement with Leucadia. The subsidiary credit agreement provides for borrowings of up to $35 million. Outstanding loans under the subsidiary credit agreement bear interest at a rate equal to the Eurodollar rate plus 2.5%, and accrued interest is added to principal quarterly. The termination date of the subsidiary credit agreement is January 3, 2007. Leucadia may terminate our subsidiary credit agreement on December 15 of any year, provided Leucadia notifies us of the termination prior to September 15 of that year. Leucadia has the right to terminate our subsidiary credit agreement if MK Resources ever owns less than 100% of the outstanding common stock of our Dutch subsidiary. Leucadia has notified us that it does not intend to terminate our subsidiary credit agreement prior to December 15, 2006. As required by the subsidiary credit agreement, approximately $34.6 million of available borrowings were used by the Dutch subsidiary to make an immediate capital contribution of 26 million euros to its wholly owned subsidiary, Cobre Las Cruces, which owns the Las Cruces project. This capital contribution was required for Cobre Las Cruces to remain eligible to receive certain Spanish government subsidies relating to the Las Cruces project. If Cobre Las Cruces does not receive a substantial portion of the subsidies, the Dutch subsidiary must immediately cause Cobre Las Cruces to declare and pay a dividend to it in an amount equal to all (or the maximum amount permitted by law) of the funds contributed to Cobre Las Cruces by the Dutch subsidiary, and the Dutch subsidiary must in turn use the dividend to immediately repay the Dutch subsidiary’s borrowings under the subsidiary credit agreement. Interest on the subsidiary credit agreement related to the Las Cruces project is capitalized to mining properties, plant and mine development on our consolidated balance sheets and is not reflected as interest expense in our consolidated statements of operations.

To obtain the amendment to our convertible credit facility and obtain the subsidiary credit agreement, we agreed to (1) guarantee the obligations of the Dutch subsidiary under the subsidiary credit agreement and (2) secure our obligations under the convertible credit facility and our guarantee of the subsidiary credit agreement by pledging to Leucadia 65% of the issued and outstanding stock of the Dutch subsidiary. We executed a Guaranty dated March 4, 2005, in favor of Leucadia and an Agreement and Deed of Pledge, dated March 7, 2005, as required by the terms of the amendment to the convertible credit facility and the subsidiary credit agreement.

Our sources of funds available to fund new mining projects are limited. Our ability to begin new mining projects depends on our ability to obtain additional sources of funds to finance these mining projects. While we believe that we may be able to obtain financing for new mining projects through project financing or otherwise, we cannot assure you that we will be able to obtain financing on favorable terms or at all. In addition, in light of the proposed transaction with Inmet and Leucadia, we do not expect to acquire any new mining projects.

Additions to mining properties, plant and mine development totaled $17.3 million (including $8.1 million of capitalized debt discount amortization) for the three months ended March 31, 2005, compared to $3.8 million for the same period in 2004. For all periods presented, additions to mining properties, plant and mine development consisted of: (1) mine development expenditures; (2) construction expenditures for buildings, machinery, plant and equipment; (3) expenditures for mobile mining service equipment; and (4) capitalized interest (including amortized debt discount). The principal source of funds that we used to fund project development at the Las Cruces project was our convertible credit facility with Leucadia.

Upon completion of production at a mine, we must make expenditures for reclamation and closure of the mine. We account for future reclamation and mine closure liabilities in accordance with SFAS No. 143. At March 31, 2005, we had a recorded asset retirement obligation of $0.7 million for these costs at the Castle Mountain mine. We and Quest Capital Corporation, formerly Viceroy Resource Corporation, the owner of the remaining 75% interest in the Castle Mountain Venture, are depositing cash, including all proceeds from the sale of plant and equipment, in a separate fund to cover current and future reclamation costs at the venture properties. At March 31, 2005, our share of this fund was $1.2 million, which is classified as restricted cash. During the quarter ended March 31, 2004, approximately $0.9 million of restricted investments were sold and are now classified as restricted cash. We have not recorded any asset retirement liabilities relating to the Las Cruces project as there has been no disturbance that would require reclamation or remediation. We review the adequacy of our reclamation and mine closure liabilities in light of current laws and regulations and adjust our liabilities as necessary.

For the three month periods ended March 31, 2005 and 2004, accumulated other comprehensive loss includes losses of approximately $4.7 million and $1.4 million, respectively, resulting from the recognition of net unrealized losses from foreign currency translation adjustments. While the recognition of these adjustments results in decreases in total shareholders’ equity, these adjustments had no impact on our consolidated liquidity. These adjustments are required in order to convert our euro denominated assets and liabilities into U.S. dollars and, therefore, reflect the change in the value of the euro against the U.S. dollar over these periods. We do not believe these adjustments reflect any decrease in the economic value of our assets, and we are unable to predict whether these unrealized losses from foreign currency translation adjustments will continue in the future. Foreign currency exchange rates can have a significant impact on our consolidated financial statements. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rate Risk” in this report and Note 1 to the consolidated financial statements and “Cautionary Statement for Forward-Looking Information—We are subject to unpredictable fluctuations in currency exchange rates that may negatively affect the profitability of the Las Cruces project” in our Annual Report on Form 10-K for the year ended December 31, 2004.

As shown below, at March 31, 2005, our contractual cash obligations totaled approximately $120.06 million.

Contractual Obligations

	Payments Due by Period (in millions)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Operating leases	$0.51	$0.19	$0.26	$0.06	$—
Convertible credit facility (1)	69.50	—	69.50	—	—
Subsidiary credit agreement (2)	34.74	—	34.74	—	—
Interest (3)	15.31	6.10	9.21	—	—

Total contractual cash obligations	$120.06	$6.29	$113.71	$0.06	$—

(1)	This amount represents the outstanding principal balance at March 31, 2005 under our $80 million convertible credit facility with Leucadia.

(2)	This amount represents the outstanding principal balance at March 31, 2005 under our $35 million subsidiary credit agreement with Leucadia.

(3)	Estimated interest on the convertible credit facility with Leucadia was calculated based on the outstanding borrowings at March 31, 2005 of $69.5 million. Interest was calculated using the prime rate in effect at March 31, 2005 of 5.75% plus 3% as specified in the convertible credit facility. Estimated interest on the subsidiary credit agreement with Leucadia was calculated based on the outstanding principal at March 31, 2005 of $34.7 million. Interest was calculated using the three-month Eurodollar rate in effect at March 31, 2005 of 5.06% plus 2.5% as specified in the subsidiary credit agreement.

New Accounting Standards

In April 2005, the Securities and Exchange Commission amended the effective date of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), from the first interim or annual period after June 15, 2005 to the beginning of the next fiscal year that begins after June 15, 2005. We are currently evaluating the impact of SFAS 123R on our consolidated financial statements, but we do not expect that the impact will be material.

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is effective for fiscal years ending after December 15, 2005. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset. We are currently evaluating the impact of FIN 47 on our consolidated financial statements, but we do not expect that the impact will be material.

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

Our forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, including, without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties. However, we cannot assure you that management’s expectations, beliefs and projections will result or be achieved or accomplished. Our forward-looking statements apply only as of the date made. Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report or that may materially and adversely affect our actual results. These risks include, but are not limited to, dependence on a single mining project, our need for financing, potential delays in development of the Las Cruces project, imprecision of estimates, uncertainty of government subsidies, volatility of copper prices, currency fluctuations, international political instability, our significant indebtedness, risks associated with mining activities, risks of development in foreign countries, environmental and other laws and regulations, competition, our reliance upon key executives and risks related to our majority shareholder and lender. Each of these risks and certain other uncertainties are discussed in more detail in our Annual

Report on Form 10-K for the year ended December 31, 2004. In addition, there are a number of risks and uncertainties associated with the proposed transactions with Inmet and Leucadia. Consummation of these transactions is subject to a number of conditions, some of which are beyond our control. The failure to consummate these transactions could cause our results to differ materially from the forward-looking statements contained in this report. There may also be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements made by or on our behalf should be considered in light of these factors.

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

Interest Rate Risk

At March 31, 2005, we had borrowed $69.5 million under our convertible credit facility with Leucadia, and we had borrowed $34.7 million under the subsidiary credit agreement with Leucadia. The convertible credit facility carries a variable interest rate equal to the prime rate plus 3%. At March 31, 2005, the prime rate was 5.75%. A 1% increase in the prime rate would increase our annual interest expense by approximately $0.70 million. The subsidiary credit agreement carries a variable interest rate equal to the three-month Eurodollar rate plus 2.5%. The three-month Eurodollar rate at March 31, 2005 was 3.06%. A 1% increase in the three-month Eurodollar rate would increase our annual interest expense by approximately $0.3 million. We have not undertaken any hedging activities with respect to the convertible credit facility or the subsidiary credit agreement.

ITEM 4.	CONTROLS AND PROCEDURES

As further discussed in Notes 1 and 18 to the consolidated financial statements in our Annual Report on Form 10-K, we restated the consolidated financial statements for the year ended December 31, 2004. This restatement was necessary to correct an accounting error related to the application of SFAS No. 34, “Capitalization of Interest Cost,” to the amortization of debt discount. In the fourth quarter of 2004, we amended our credit facility with Leucadia to, among other things, increase the amount available for borrowing, increase the interest rate and include a conversion feature. Because the conversion price was below the trading price for our common stock on the date the credit facility was amended, there was an initial beneficial conversion feature of approximately $30.9 million. As a result of additional borrowings under the convertible credit facility during the fourth quarter, an aggregate of approximately $37.3 million was recorded in the fourth quarter of 2004 as a debt discount. During the fourth quarter of 2004, the amortized debt discount on the convertible credit facility was incorrectly recorded as an expense. Upon further analysis, we determined that the amortized debt discount should have been interest cost subject to capitalization under SFAS No. 34 because the related debt was used to finance development activities associated with the Las Cruces project.

Disclosure Controls and Procedures

As of the end of the period covered by this report, March 31, 2005, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the restatement of our consolidated financial statements for the year ended December 31, 2004 in our Form 10-K for the year ended December 31, 2004, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. Based on this evaluation and the identification of the material weakness in internal control over financial reporting described below, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2004 or March 31, 2005.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004 and March 31, 2005, we did not maintain effective controls over our determination and recording of capitalized interest costs in accordance with generally accepted accounting principles. Specifically, our controls failed to ensure the correct application of SFAS No. 34 to the amortized debt discount associated with the amendment to our convertible credit facility and subsequent borrowings under the convertible credit facility during the fourth quarter of 2004 and the first quarter of 2005. This control deficiency resulted in the error requiring the restatement of our 2004 financial statements, as reflected in Amendment No. 2 to our Form 10-K for the year ended December 31, 2004, to correct for the misstatement in interest expense, capitalized interest cost and accumulated deficit. Accordingly, management has concluded that the control deficiency constituted a material weakness.

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

In connection with this Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of May 16, 2005, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

As previously reported, there was no change in our internal control over financial reporting during the quarter ended March 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to March 31, 2005, we took the remedial actions described above.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

(a)	The following exhibits are filed with this report:

10.1	Share Purchase Agreement, dated May 2, 2005, by and among Leucadia National Corporation, MK Resources Company and Inmet Mining Corporation (filed as Exhibit 2 to Amendment No. 10 to Leucadia’s Schedule 13D regarding MK Resources, which was filed with the SEC on May 4, 2005 (the “Schedule 13D”)).*

10.2	Agreement and Plan of Merger, dated as of May 2, 2005, by and among Leucadia National Corporation, Marigold Acquisition Corp. and MK Resources Company (filed as Exhibit 3 to the Schedule 13D).*

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MK GOLD COMPANY

/s/ John C. Farmer
John C. Farmer Chief Financial Officer and Secretary (Authorized Signatory and Principal Financial and Accounting Officer)

Date: May 16, 2005

INDEX TO EXHIBITS

10.1	Share Purchase Agreement, dated May 2, 2005, by and among Leucadia National Corporation, MK Resources Company and Inmet Mining Corporation (filed as Exhibit 2 to Amendment No. 10 to Leucadia’s Schedule 13D regarding MK Resources, which was filed with the SEC on May 4, 2005 (the “Schedule 13D”)).*

10.2	Agreement and Plan of Merger, dated as of May 2, 2005, by and among Leucadia National Corporation, Marigold Acquisition Corp. and MK Resources Company (filed as Exhibit 3 to the Schedule 13D).*

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.