Form 10-Q
period 2005-06-30
MK RESOURCES CO
filed 2005-08-15
CIK 913586

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

On August 9, 2005, there were 37,733,359 outstanding shares of the registrant’s common stock.

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

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004. Our 2004 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three and six months ended June 30, 2005 with the same periods in 2004.

Various amounts in this report are quoted in euros and translated into U.S. dollars. All U.S. dollar/euro conversion amounts, except for amounts included in our unaudited interim consolidated financial statements and related disclosures, which are translated in accordance with accounting principles generally accepted in the United States of America, were converted using the currency exchange rate in effect on August 9, 2005, which was approximately 0.8085 euro per U.S. dollar.

MK RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Thousands of dollars except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUE:
Product sales	$112	$239	$112	$578

Total revenue	112	239	112	578

OPERATING EXPENSES:
Product sales	28	76	59	263
Accretion expense	8	15	16	30
Project development	101	81	157	143

Total operating expenses	137	172	232	436

GROSS PROFIT (LOSS)	(25)	67	(120)	142
Exploration costs	(120)	(92)	(206)	(169)
General and administrative expenses	(468)	(605)	(1,176)	(1,380)
Gain on disposal of assets	45	10	45	11

LOSS FROM OPERATIONS	(568)	(620)	(1,457)	(1,396)
Bankruptcy recovery	148	798	148	994
Abandoned offering costs	152	—	152	—
Investment income and dividends	8	—	13	15
Interest expense	(11)	(10)	(18)	(17)

Income (loss) before income taxes	(271)	168	(1,162)	(404)
Income tax provision	—	(1)	(1)	(1)

Net income (loss)	$(271)	$167	$(1,163)	$(405)

Basic and diluted income (loss) per share	$(0.01)	$0.00	$(0.03)	$(0.01)

The accompanying notes are an integral part of the consolidated financial statements.

MK RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Thousands of dollars except par value)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,961	$7,098
Restricted cash	334	642
Equity securities	2,952	3,590
Receivables	1,582	1,079
Other	503	107

Total current assets	32,332	12,516

Mining properties, plant and mine development, net	133,361	110,521
Equity securities	—	32
Restricted cash	789	726
Other	760	—

TOTAL ASSETS	$167,242	$123,795

(continued)

MK RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Thousands of dollars except par value)

	June 30, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,361	$1,340
Current portion of asset retirement obligation	355	667
Other accrued liabilities	1,733	2,382

Total current liabilities	4,449	4,389

Convertible credit facility – Leucadia National Corporation, net of unamortized debt discount of $44,190 at June 30, 2005 and $31,369 at December 31, 2004	27,310	35,131
Subsidiary credit agreement – Leucadia National Corporation	35,253	—
Asset retirement obligation	209	127
Deferred income tax liability	3,967	3,967

Total liabilities	71,188	43,614

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.01; 125,000,000 shares authorized and 37,733,359 shares issued and outstanding at June 30, 2005 and December 31, 2004	377	377
Capital in excess of par value	150,667	120,578
Accumulated deficit	(59,721)	(58,558)
Accumulated other comprehensive income	4,731	17,784

Total stockholders’ equity	96,054	80,181

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$167,242	$123,795

The accompanying notes are an integral part of the consolidated financial statements.

(concluded)

MK RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(1,163)	$(405)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	10	11
Accretion expense	16	30
Bankruptcy recovery	(148)	(994)
Abandoned offering costs	(152)	—
Gain on disposal of assets	(45)	(11)
Changes in operating assets and liabilities:
Gold bullion held for sale	—	96
Receivables	(503)	(304)
Inventories	—	37
Other current assets	(396)	47
Restricted cash	245	(521)
Accounts payable and other accrued liabilities	372	(257)
Asset retirement obligation	(230)	(295)

Total adjustments	(831)	(2,161)

Net cash used by operating activities	(1,994)	(2,566)

INVESTING ACTIVITIES:
Additions to mining properties, plant and mine development	(14,305)	(6,382)
Proceeds from disposal of assets	45	11
Proceeds from sale of investment securities	148	994
Proceeds from sale of restricted investment securities	—	873

Net cash used by investing activities	(14,112)	(4,504)

FINANCING ACTIVITIES:
Net borrowings under convertible credit facility – Leucadia National Corp.	5,000	8,250
Net borrowing under subsidiary credit agreement – Leucadia National Corp.	34,619	—
Increase in other assets	(760)	(317)

Net cash provided by financing activities	38,859	7,933

EFFECT OF EXCHANGE RATES ON CASH	(2,890)	(62)

INCREASE IN CASH AND CASH EQUIVALENTS	19,863	801
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,098	2,634

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,961	$3,435

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$18	$10
Income taxes paid, net	$—	$1
Amortization of debt discount capitalized as a component of mining properties, plant and mine development	$17,268	$—

The accompanying notes are an integral part of the consolidated financial statements.

MK RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the six months ended June 30, 2005 and 2004

(Thousands of dollars)

	Common Stock $0.01 Par Value	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
January 1, 2004	$375	$83,023	$(52,786)	$(19)	$10,428	$41,021

Net loss			(405)			(405)
Other comprehensive loss:
Net change in unrealized gain on investments					(839)	(839)
Net change in unrealized foreign exchange gain					(1,983)	(1,983)

Comprehensive loss						(3,227)

June 30, 2004	$375	$83,023	$(53,191)	$(19)	$7,606	$37,794

January 1, 2005	$377	$120,578	$(58,558)	$—	$17,784	$80,181

Net loss			(1,163)			(1,163)
Other comprehensive loss:
Net change in unrealized gain on investments					(670)	(670)
Net change in unrealized foreign exchange gain					(12,383)	(12,383)

Comprehensive loss						(14,216)
Debt discount on convertible credit facility – Leucadia National Corporation		30,089				30,089

June 30, 2005	$377	$150,667	$(59,721)	$—	$4,731	$96,054

The accompanying notes are an integral part of the consolidated financial statements.

MK RESOURCES COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

1.	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended (“2004 10-K”). The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2004 was derived from the audited consolidated financial statements contained in the 2004 10-K and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”), which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 applies to all voluntary changes in accounting principles, and changes the accounting and reporting requirements for a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless doing so is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period in which the change occurred the cumulative effect of changing to the new accounting principle. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance in APB 20 for reporting the correction of an error in previously issued financial statements, a change in accounting estimate and a change in reporting entity, as well as the provisions of SFAS 3 that govern reporting accounting changes in interim financial statements. The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statements, but does not expect that the impact will be material.

In April 2005, the Securities and Exchange Commission amended the effective date of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), from the first interim or annual period after June 15, 2005 to the beginning of the next fiscal year that begins after June 15, 2005. The Company is currently evaluating the impact of SFAS 123R on its consolidated financial statements, but does not expect that the impact will be material.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is effective for fiscal years ending after December 15, 2005. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset. The Company is currently evaluating the impact of FIN 47 on its consolidated financial statements, but does not expect that the impact will be material.

MK RESOURCES COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations or financial position. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future financial position or results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$(271)	$167	$(1,163)	$(405)
Deduct: Total stock-based compensation expense determined using the fair value method for all awards, net of related tax effects	(14)	(1)	(29)	(2)

Pro forma net income (loss)	$(285)	$166	$(1,192)	$(407)

Net income (loss) per share:
Basic – as reported	$(0.01)	$0.00	$(0.03)	$(0.01)
Basic – pro forma	$(0.01)	$0.00	$(0.03)	$(0.01)
Diluted – as reported	$(0.01)	$0.00	$(0.03)	$(0.01)
Diluted – pro forma	$(0.01)	$0.00	$(0.03)	$(0.01)

2.	PROJECT DEVELOPMENT

The Company, through its wholly owned subsidiary Cobre Las Cruces, S.A., owns the exploration and mineral rights to the Las Cruces project, a development stage copper project in the Pyrite Belt of Spain. The Las Cruces project was acquired by the Company on September 1, 1999 when the Company acquired Cobre Las Cruces, formerly known as Riomin Exploraciones, S.A., from Rio Tinto plc.

Mining at the Las Cruces project will be subject to obtaining financing and completion of engineering and construction. No assurance can be given that the Company will obtain financing for the project. Further, there may be other political and economic circumstances that could prevent the Company from completing development of the project.

MK RESOURCES COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

3.	MINING JOINT VENTURE

The Company owns a 25% undivided interest in the Castle Mountain Venture (“CMV”), which prior to May 2001 operated a gold mine in San Bernardino County, California. The results for the CMV have been proportionally reflected in the accompanying consolidated financial statements. During the second quarter of 2001, gold reserves at the mine were exhausted, mining operations ceased, and mine closure and reclamation activities began. Mine closure and reclamation activities continued during the second quarter of 2005. Residual gold production resulting from rinsing of the leach pads at the Castle Mountain Mine ceased during the fourth quarter of 2004.

4.	EQUITY SECURITIES

At June 30, 2005, the Company had investments of $2,952, consisting of 4,821,905 common shares of Bear Creek Mining Corporation. At December 31, 2004, the Company had investments of $3,622, also consisting of 4,821,905 common shares of Bear Creek Mining Corporation. The investments have been classified as available-for-sale. The investments are reported at fair value with unrealized gains and losses, if any, recorded as a component of accumulated other comprehensive income (loss). The cost basis of the equity securities at June 30, 2005 was $1,969, and an unrealized gain on investment of $983 has been recorded to report the securities at their fair value of $2,952. At December 31, 2004, the Company had recorded an unrealized gain of $1,653 to report the securities at their fair value of $3,622.

On August 11, 2005, the Company agreed to sell all 4,821,905 common shares of Bear Creek. For more information, see Note 14. Recent Events – Declaration of Dividend and Contractual Appraisal Rights.

5.	ASSET RETIREMENT OBLIGATION

The gold reserves at the Castle Mountain mine were exhausted in May 2001. At that time, mining operations ceased and closure and reclamation began. Residual gold production from the rinsing of the leach pads ceased during the fourth quarter of 2004.

As of June 30, 2005, the Company has recorded asset retirement obligations of $564, including $543 for its share of closure and reclamation costs for the CMV. The CMV has set aside a cash reserve to fund the projected closure and reclamation costs. The Company’s share of this reserve was $1,113 at June 30, 2005. The Company has reviewed its recorded asset retirement obligation estimate and believes it reflects the future costs of closure and reclamation.

MK RESOURCES COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

Following is a reconciliation of the asset retirement obligations for the six months ended June 30, 2005 and 2004:

Accrued reclamation as of December 31, 2003	$1,471
2004 accretion expense	30
Current settlements of asset retirement obligations	(295)

Asset retirement obligation as of June 30, 2004	$1,206

Asset retirement obligation as of December 31, 2004	$794
2005 accretion expense	16
Current settlements of asset retirement obligations	(246)

Asset retirement obligation as of June 30, 2005	$564

6.	INDUSTRY SEGMENT INFORMATION

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

At June 30, 2005, the Company had outstanding borrowings of $71,500 ($27,310 net of unamortized discount) under its $80,000 convertible credit facility (the “Convertible Credit Facility”) with Leucadia National Corporation (“Leucadia”). In addition, the Company, through its wholly-owned Dutch subsidiary, has outstanding borrowings of $35,253 (including $634 of accrued interest that was added to principal) under the Dutch subsidiary’s $35,000 credit agreement with Leucadia (the “Subsidiary Credit Agreement”). For the six month periods ended June 30, 2005 and 2004, approximately $3,014 and $925, respectively, in interest and commitment fees were paid to Leucadia under the Convertible Credit Facility. For the six month periods ended June 30, 2005 and 2004, approximately $20,263 (including $17,268 of debt discount amortization) and $911, respectively, in interest relating to the Las Cruces project was capitalized. Loans outstanding under the Convertible Credit Facility bear interest equal to the prime rate plus 3%, and interest and commitment fees are payable quarterly. The prime rate at June 30, 2005 was 6.25%. Loans outstanding under the Subsidiary Credit Agreement bear interest equal to the three-month Eurodollar rate plus 2.5%, and interest is calculated and added to the principal amount of the loan quarterly. The three-month Eurodollar rate at June 30, 2005 was 3.5%. The Convertible Credit Facility and Subsidiary Credit Agreement each have an expiration date of January 3, 2007. Leucadia may terminate the Convertible Credit Facility and/or the Subsidiary Credit Agreement on December 15 of any year, provided Leucadia notifies the Company of the termination prior to September 15 of that year. Leucadia has the right to terminate the Convertible Credit Facility at any time when it owns less than 45% of the Company’s outstanding common stock. Leucadia has the right to terminate the Subsidiary Credit Agreement if MK Resources ever owns less than 100% of the outstanding common

MK RESOURCES COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

stock of the Dutch subsidiary. Leucadia has notified the Company that it does not intend to terminate either the Convertible Credit Facility or the Subsidiary Credit Agreement prior to December 15, 2006. As required by the Subsidiary Credit Agreement, approximately $34.6 million of available borrowings were used by the Dutch subsidiary to make an immediate capital contribution of 26 million euros to its wholly-owned subsidiary, Cobre Las Cruces, which owns the Las Cruces project. This capital contribution was required for Cobre Las Cruces to remain eligible to receive certain Spanish government subsidies relating to the Las Cruces project. If Cobre Las Cruces does not receive a substantial portion of the subsidies, the Dutch subsidiary must immediately cause Cobre Las Cruces to declare and pay a dividend to it in an amount equal to all (or the maximum amount permitted by law) of the funds contributed to Cobre Las Cruces by the Dutch subsidiary, and the Dutch subsidiary must in turn use the dividend to immediately repay the Dutch subsidiary’s borrowings under the Subsidiary Credit Agreement.

To obtain the amendment to the Convertible Credit Facility and obtain the Subsidiary Credit Agreement, the Company agreed to (1) guarantee the obligations of the Dutch subsidiary under the Subsidiary Credit Agreement and (2) secure the Company’s obligations under the Convertible Credit Facility and the Company’s guarantee of the Subsidiary Credit Agreement by pledging to Leucadia 65% of the issued and outstanding stock of the Dutch subsidiary. The Company executed a Guaranty dated March 4, 2005, in favor of Leucadia and an Agreement and Deed of Pledge, dated March 7, 2005, as required by the terms of the amendment to the Convertible Credit Facility and the Subsidiary Credit Agreement.

8.	DEBT CONVERSION AND DEBT DISCOUNT

As previously reported in the Company’s 2004 10-K, effective October 13, 2004, the Convertible Credit Facility was amended to, among other things, permit Leucadia to convert from time to time following the withdrawal of the Company’s registration statement for its proposed equity offering, all or a portion of the outstanding loans under the Convertible Credit Facility into shares of common stock at a conversion price of $1.75 per share. Because the $1.75 conversion price was below the $2.75 trading price for the Company’s common stock on the date the Convertible Credit Facility was amended, there was an initial beneficial conversion feature of approximately $30,900. Further, as a result of additional borrowings under the Convertible Credit Facility during the fourth quarter of 2004, an additional debt discount of $6,477 was recorded with a corresponding increase in capital in excess of par value. In March 2005, Leucadia’s optional conversion price was reduced from $1.75 per share to $1.30 per share pursuant to an amendment to the Convertible Credit Facility. This reduction also resulted in a beneficial conversion feature. Accordingly, during the first quarter of 2005, $28,474 was recorded as additional debt discount associated with the $1.30 per share conversion price, with a corresponding increase in capital in excess of par value. Further, as a result of additional borrowings under the Convertible Credit Facility during the first quarter of 2005, an additional debt discount of $1,615 was recorded with a corresponding increase in capital in excess of par value. Although the Company’s long-term debt has decreased significantly through the recording of the debt discount, that decrease is temporary as it will reverse over the remaining term of the Convertible Credit Facility as the debt discount is amortized. During the first six months of 2005, approximately $17,268 of debt discount amortization was capitalized to mining properties. On May 9, 2005, the Company filed with the Securities and Exchange Commission an application for the withdrawal of the equity registration statement, as described in Note 14.

MK RESOURCES COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

9.	ABANDONED OFFERING COSTS

As more fully described in the 2004 10-K, in the fourth quarter of 2004 the Company charged $3,600 of deferred offering and other financing related costs to expense relating to an abandoned proposed public offering of equity securities. During the second quarter of 2005, $152 of those costs were credited to expense as an adjustment when the final actual costs were determined.

10.	INCOME TAXES

The provision for income taxes for the three and six months ended June 30, 2005 and 2004 represents state income taxes. The Company recorded no federal tax benefit for its pre-tax loss in the three and six month periods ended June 30, 2005 and six months ended June 30, 2004 since the Company determined that it was unlikely it would be able to realize the related tax benefit in the future. The Company recorded no federal tax provision for its pre-tax income in the three months ended June 30, 2004 because of the utilization of net operating loss carryforwards.

11.	EARNINGS PER SHARE

Information related to the calculation for the three and six month periods ended June 30, 2005 and 2004 follows (in thousands of dollars except number of shares and per share amounts):

	Three months ended June 30, 2005		Three months ended June 30, 2004
	Basic	Diluted	Basic	Diluted
Net income (loss)	$(271)	$(271)	$167	$167
Shares	37,733,359	37,733,359	37,525,649	38,000,927

Per share net income (loss)	$(0.01)	$(0.01)	$0.00	$0.00

	Six months ended June 30, 2005		Six months ended June 30, 2004
	Basic	Diluted	Basic	Diluted
Net loss	$(1,163)	$(1,163)	$(405)	$(405)
Shares	37,733,359	37,733,359	37,525,649	37,525,649

Per share net loss	$(0.03)	$(0.03)	$(0.01)	$(0.01)

For the three and six month periods ended June 30, 2005, options to purchase 1,706,667 shares of common stock were not included in the computation of diluted per share amounts because the related impact was antidilutive. For the three and six month periods ended June 30, 2004, options to purchase 15,000 and 1,890,000 shares, respectively, of common stock were not included in the computation of diluted per share amounts because the related impact was

MK RESOURCES COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

antidilutive. For the three and six months ended June 30, 2005, the 55,000,000 shares that would be issuable with respect to Leucadia’s conversion option under the Convertible Credit Facility were not included in the computation of diluted loss per share because the related impact was antidilutive.

12.	BANKRUPTCY RECOVERY

As part of a court approved bankruptcy plan of Washington Group International, Inc. (“Washington Group”), the Company, as an unsecured creditor, has received various distributions of common stock and warrants to purchase additional common shares of Washington Group. In the three and six months ended June 30, 2005, the Company received distributions of common shares and warrants to purchase additional common shares of Washington Group, with a combined market value of $148. During the three and six months ended June 30, 2004, the Company received distributions of common shares and warrants to purchase additional common shares of Washington Group, with a combined market value of $798 and $994, respectively. These securities were sold immediately upon receipt.

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a summary of accumulated other comprehensive income at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Net unrealized gain on investments	$983	$1,653
Net unrealized foreign exchange gain	3,748	16,131

	$4,731	$17,784

14.	RECENT EVENTS

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

In connection with the Inmet Transaction, the Company and Leucadia have entered into an Agreement and Plan of Merger, dated as of May 2, 2005 (the “Merger Agreement”), pursuant to which Leucadia will acquire the remaining 27.9% of the outstanding shares of the Company’s common stock that it does not already own (the “Merger”). Under the terms of the Merger, the Company’s stockholders will receive

MK RESOURCES COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

0.0317 of a Leucadia common share for each share of the Company’s common stock they own. The Merger and the Inmet Transaction were approved by the independent directors of the Company, who were advised by Raymond James Ltd. Upon the recommendation of the independent directors, the Merger and the Inmet Transaction were unanimously approved by the board of directors of the Company.

Consummation of the Merger is subject to satisfaction (or waiver) of all conditions to the Inmet Transaction (see below), stockholder approval of the Merger and the effectiveness of a registration statement for the Leucadia common shares to be issued in the Merger, as well as other customary closing conditions and regulatory approvals. The Merger Agreement was approved and adopted at a special meeting of stockholders held on August 9, 2005. There were 34,571,621 shares of the common stock of MK Resources represented, in person or by proxy, at the meeting with 29,439,934 shares cast for the proposal, 5,130,587 cast against the proposal, and 1,100 withheld from voting on the proposal.

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

Stockholder Litigation

A stockholder of the Company has filed a complaint in the Court of Chancery of the State of Delaware in and for New Castle County (Civil Action No. 1455-N). The complaint alleges, among other things, (a) breaches of fiduciary duty by Leucadia, the Company, and the members of the Company’s board of directors in connection with the proposed Merger, including allegations that the independent directors did not function effectively in their review of the proposed merger agreement and Merger; (b) that the

MK RESOURCES COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

consideration Leucadia is offering the Company stockholders through the proposed Merger is inadequate; and (c) that Leucadia is acting to further its own interest at the expense of the Company’s other stockholders. Among other remedies, the complaint seeks to enjoin completion of the Merger, rescission in the event that the Merger is completed, damages in an unspecified amount and attorneys’ fees. The Company believes the allegations of the complaint are without merit.

Declaration of Dividend and Contractual Appraisal Rights

On August 8, 2005, the board of directors of the Company declared a dividend of one deferred valuation right per share on the common stock of the Company payable to all stockholders of record at the close of business on the record date of August 18, 2005. Each deferred valuation right will entitle a stockholder of record on the record date to receive an amount equal to its pro rata share of the proceeds, if any, after deducting all expenses, from the orderly sale of the Company’s shares of Bear Creek Mining Corporation (“Bear Creek”) after deducting from the net proceeds $2,804,327 (the aggregate market value of the 4,821,905 shares of Bear Creek common stock at May 2, 2005 based on the closing sale price for Bear Creek common stock on such date).

In connection with the dividend of the deferred valuation rights, the Company undertook to sell its 4,821,905 shares of Bear Creek common stock in an orderly manner in one or more transactions, in the open market, in privately negotiated transactions or otherwise, within nine months. When all of the Company’s shares of Bear Creek common stock have been sold, the Company will aggregate the net proceeds, if any, of all the sales and pay the amounts payable pursuant to the deferred valuation rights as promptly as practicable to the record holders of the deferred valuation rights. The deferred valuation rights will not be certificated, will not be transferable except under the laws of descent and distribution, will not possess any voting rights, will not receive any dividends or interest and will not represent any equity interest in the Company or in Bear Creek.

The purpose of the dividend of deferred valuation rights was to provide the Company’s stockholders with the opportunity to share in the benefit of any recognizable increase in the market value of the Company’s interest in Bear Creek stock since May 2, 2005, the date the Company entered into the Merger Agreement with Leucadia and its subsidiary. On July 12, 2005, Bear Creek announced sample drilling results from the first four holes at Bear Creek’s Corani silver-gold project located in southeastern Peru. On August 3, 2005, Bear Creek announced drilling results from an additional nine holes at its Corani project. At the time the Company entered into the Merger Agreement, Bear Creek had not announced the results of its drilling program at its Corani project and, accordingly, the subsequent appreciation in the market value of the Company’s investment in Bear Creek could not have been considered in determining the merger consideration.

The Company owns 4,821,905 common shares of Bear Creek, or approximately 15% of the total outstanding shares of Bear Creek. Based on the closing price of Bear Creek’s stock on May 2, 2005, the market value of MK Resources’ investment in Bear Creek at May 2, 2005 was approximately $2.8

MK RESOURCES COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts in thousands)

million. Based on the closing price of Bear Creek’s stock on August 5, 2005, the market value of the Company’s investment in Bear Creek at August 5, 2005 was approximately $11.5 million. The Company’s estimate of the market value of its investment in Bear Creek is based solely on the quoted market price for Bear Creek common shares. The Company is not in a position to verify Bear Creek’s drilling results or any other announcement or reports issued by or regarding Bear Creek.

Inmet is not acquiring any interest in the Bear Creek stock held by the Company, all of which will continue to be held by the Company, as a wholly-owned subsidiary of Leucadia, following the proposed Merger, until such time as the Company sells the Bear Creek shares. Without the dividend of deferred valuation rights declared by the Company’s board of directors, Leucadia would have received the full economic benefit or detriment associated with any increase or decrease in the value of the Company’s investment in Bear Creek since the date of the Merger Agreement.

On August 11, 2005, the Company agreed to sell all 4,821,905 common shares of Bear Creek for Can. $3.00 per share to an unaffiliated buyer in a privately negotiated transaction. The Company expects the sale to be completed on or about August 18, 2005. The Company will receive proceeds from the sale, net of selling expenses of Can. $0.02 per share, of Can. $14,369,277, or Can. $2.98 per share. Based on the expected net proceeds from the Company’s sale of the Bear Creek common shares and the currency exchange rate in effect on August 11, 2005, each deferred valuation right would entitle a stockholder of record on the record date to receive approximately U.S. $0.24. However, the amount payable pursuant to the dividend valuation rights will depend on the currency exchange rate in effect on the date the Company converts the net proceeds to be received from the sale of the Bear Creek common shares into U.S. dollars. The Company expects to convert the net proceeds to U.S. dollars and pay the amounts payable pursuant to the deferred valuation rights as promptly as practicable following the record date to the record holders of the deferred valuation rights.

In connection with the dividend of deferred valuation rights, in addition to the statutory appraisal rights separately available under Delaware corporate law, the Company agreed to provide all record stockholders of the Company who continuously hold shares of MK Resources common stock through the effective time of the proposed Merger with the contractual right to secure a judicial determination of the fair value of any or all of their MK Resources common stock with respect to the proposed Merger. The fair value determination for these contractual appraisal rights are generally subject to the procedures, timing, notices and substantive standards employed under Delaware corporate law for the exercise of statutory appraisal rights. Record stockholders of the Company who have not sought or who have not properly perfected statutory appraisal rights under Delaware corporate law in connection with the proposed Merger may demand contractual appraisal rights by giving appropriate notice to the Company on or before August 29, 2005. For more information regarding the contractual appraisal rights, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2005.

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

In connection with the Inmet transaction, we and Leucadia have entered into a merger agreement, dated as of May 2, 2005, pursuant to which Leucadia will acquire the remaining 27.9% of the outstanding shares of our common stock that it does not already own. Under the terms of the merger, our stockholders will receive 0.0317 of a Leucadia common share for each share of our common stock they own. The merger and the Inmet transaction were approved by our independent directors, who were advised by Raymond James Ltd. Upon the recommendation of the independent directors, the merger and the Inmet transaction were unanimously approved by our board of directors.

Consummation of the merger is subject to satisfaction (or waiver) of all conditions to the Inmet transaction (see below), stockholder approval of the merger and the effectiveness of a registration statement for the Leucadia common shares to be issued in the merger, as well as other customary closing conditions and regulatory approvals. The merger agreement was approved and adopted at a special meeting of stockholders held on August 9, 2005. There were 34,571,621 shares of the common stock of MK Resources represented, in person or by proxy, at the meeting with 29,439,934 shares cast for the proposal, 5,130,587 cast against the proposal, and 1,100 withheld from voting on the proposal.

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

Stockholder Litigation

A stockholder of the Company has filed a complaint in the Court of Chancery of the State of Delaware in and for New Castle County (Civil Action No. 1455-N). The complaint alleges, among other things, (a) breaches of fiduciary duty by Leucadia, us, and the members of our board of directors in connection with the proposed merger, including allegations that the independent directors did not function effectively in their review of the proposed merger agreement and merger; (b) that the consideration Leucadia is offering our stockholders through the proposed merger is inadequate; and (c) that Leucadia is acting to further its own interest at the expense of our other stockholders. Among other remedies, the complaint seeks to enjoin completion of the merger, rescission in the event that the merger is completed, damages in an unspecified amount and attorneys’ fees. We believe the allegations of the complaint are without merit.

Declaration of Dividend and Contractual Appraisal Rights

On August 8, 2005, our board of directors declared a dividend of one deferred valuation right per share on our common stock payable to all stockholders of record at the close of business on the record date of August 18, 2005. Each deferred valuation right will entitle a stockholder of record on the record date to receive an amount equal to its pro rata share of the proceeds, if any, after deducting all expenses, from the orderly sale of our shares of Bear Creek Mining Corporation after deducting from the net proceeds $2,804,327 (the aggregate market value of the 4,821,905 shares of Bear Creek common stock at May 2, 2005 based on the closing sale price for Bear Creek common stock on such date).

In connection with the dividend of the deferred valuation rights, we undertook to sell our 4,821,905 shares of Bear Creek common stock in an orderly manner in one or more transactions, in the open market, in privately negotiated transactions or otherwise, within nine months following the record date. When all of the shares of Bear Creek common stock have been sold, we will aggregate the net proceeds of all the sales and pay the amounts payable pursuant to the deferred valuation rights as promptly as practicable to the record holders of the deferred valuation rights. The deferred valuation rights will not be certificated, will not be transferable except under the laws of descent and distribution, will not possess any voting rights, will not receive any dividends or interest and will not represent any equity interest in us or in Bear Creek.

The purpose of the dividend of deferred valuation rights was to provide our stockholders with the opportunity to share in the benefit of any recognizable increase in the market value of our interest in Bear Creek stock since May 2, 2005, the date we entered into the merger agreement with Leucadia and its subsidiary. On July 12, 2005, Bear Creek announced sample drilling results from the first four holes at Bear Creek’s Corani silver-gold project located in southeastern Peru. On August 3, 2005, Bear Creek announced drilling results from an additional nine holes at its Corani project. At the time we entered into the merger agreement, Bear Creek had not announced the results of its drilling program at its Corani project and, accordingly, the subsequent appreciation in the market value of our investment in Bear Creek could not have been considered in determining the merger consideration.

We own 4,821,905 common shares of Bear Creek, or approximately 15% of the total outstanding shares of Bear Creek. Based on the closing price of Bear Creek’s stock on May 2, 2005, the market value of MK Resources’ investment in Bear Creek at May 2, 2005 was approximately $2.8 million. Based on the closing price of Bear Creek’s stock on August 5, 2005, the market value of our investment in Bear Creek at August 5, 2005 was approximately $11.5 million. Our estimate of the market value of our investment in Bear Creek is based solely on the quoted market price for Bear Creek common shares. We are not in a position to verify Bear Creek’s drilling results or any other announcement or reports issued by or regarding Bear Creek.

Inmet is not acquiring any interest in the Bear Creek stock held by us, all of which will continue to be held by us, as a wholly-owned subsidiary of Leucadia, following the proposed merger, until such time as we sell the Bear Creek shares. Without the dividend of deferred valuation rights declared by our board of directors, Leucadia would have received the full economic benefit or detriment associated with any increase or decrease in the value of our investment in Bear Creek since the date of the merger agreement.

On August 11, 2005, we agreed to sell all 4,821,905 common shares of Bear Creek for Can. $3.00 per share to an unaffiliated buyer in a privately negotiated transaction. We expect the sale to be completed on or about August 18, 2005. We will receive proceeds from the sale, net of selling expenses of Can. $0.02 per share, of Can. $14,369,277, or Can. $2.98 per share. Based on the expected net proceeds from our sale of the Bear Creek common shares and the currency exchange rate in effect on August 11, 2005, each deferred valuation right would entitle a stockholder of record on the record date to receive approximately U.S. $0.24. However, the amount payable pursuant to the dividend valuation rights will depend on the currency exchange rate in effect on the date we convert the net proceeds to be received from the sale of the Bear Creek common shares into U.S. dollars. We expect to convert the net proceeds to U.S. dollars and pay the amounts payable pursuant to the deferred valuation rights as promptly as practicable following the record date to the record holders of the deferred valuation rights.

In connection with the dividend of deferred valuation rights, in addition to the statutory appraisal rights separately available under Delaware corporate law, we agreed to provide all our record stockholders who continuously hold shares of MK Resources common stock through the effective time of the proposed merger with the contractual right to secure a judicial determination of the fair value of any or all of their MK Resources common stock with respect to the proposed merger. The fair value determination for these contractual appraisal rights are generally subject to the procedures, timing, notices and substantive standards employed under Delaware corporate law for the exercise of statutory appraisal rights. Our record stockholders who have not sought or who have not properly perfected statutory appraisal rights under Delaware corporate law in connection with the proposed merger may demand contractual appraisal rights by giving appropriate notice to us on or before August 29, 2005. For more information regarding the specific terms of the contractual appraisal rights, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2005.

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

Based on the DMT- Outokumpu feasibility study, the initial capital costs of the project were originally estimated at approximately 280 million euros, or approximately $346 million, including working capital, land purchases and contingencies, but excluding reclamation bonding requirements, inflation, interest during construction and other financing costs. After adjustments for inflation and additional data obtained since the DMT- Outokumpu feasibility study was prepared, we estimate that the initial capital costs of the project will be approximately 290 million euros, or approximately $359 million. The estimated capital costs of the Las Cruces project could change after the detailed engineering process has been completed.

Based on the independent review by PAH of the DMT-Outokumpu feasibility study, we believe that the Las Cruces project has the potential to be a low-cost producer. We believe that cash operating costs per pound of copper produced will average 0.33 euro, or approximately $0.41, per pound of copper over the life of the project, which would place the project among the lowest cost copper producers in the world. Cash operating costs include charges for mining ore and waste, processing ore through milling and leaching facilities, royalties and other cash costs. Charges for reclamation work done during mining operations are also included in cash costs. Cash operating costs do not include sustaining capital costs over the life of the mine or charges for reclamation work to be performed after production ceases. Based on the independent review by PAH of the DMT-Outokumpu feasibility study, sustaining capital costs are expected to average approximately 1.5 million euros, or approximately $1.9 million, per year, and will be funded by cash provided by operations. Post-production closure and reclamation expenses are estimated at approximately 43 million euros, or approximately $53.2 million, excluding salvage values and other factors that could partially offset these expenses.

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

Financing and Subsidies

Funding for the development and advancement of the Las Cruces project to date has principally come from our convertible credit facility and subsidiary credit agreement with Leucadia and other available resources of cash and cash equivalents. Our current cash resources will not be sufficient to cover all projected expenses necessary to bring the Las Cruces project into commercial production. We currently estimate that the initial capital costs to bring the Las Cruces project into commercial production are approximately 290 million euros, or approximately $359 million, including working capital, land purchases and contingencies, but excluding interest, reclamation bonding requirements, inflation, and other financing costs. The estimated capital costs of the Las Cruces project could change after the detailed engineering process has been completed.

In June and July 2001, we submitted subsidy applications to the central and regional governments in Spain. Upon their review of the applications, these governments recommended subsidies of up to 52.8 million euros, or approximately $65.3 million. Because the recommendation exceeded 50 million euros, it required the approval of the European Commission, which approval has been obtained.

In May 2003, the Ministry of Economy for Spain granted, and we accepted, a Regional Incentives Subsidy of 36.9 million euros, or approximately $45.6 million, for the development of the Las Cruces project. In March 2004, the Regional Ministry for Employment and Technological Development for Andalusia, Spain, granted, and we accepted, a Special Action Zone subsidy of 10.6 million euros, or approximately $13.1 million, for the development of the Las Cruces project. Receipt of these subsidies is subject to several conditions, including job creation, minimum equity requirements for Cobre Las Cruces, the receipt of necessary permits, and qualifying capital expenditures of at least 264 million euros, or approximately $326.5 million, for engineering, plant, land and equipment. In order to receive the subsidies we were required to have incurred at least 25% of the qualifying capital expenditures by March 27, 2004 and the full amount of qualifying capital expenditures by March 27, 2006. Since we did not receive all of the necessary permits and financing by the 2004 deadline, we were not in a position to incur the requisite capital expenditures by that date, and, accordingly, did not meet this condition at that time. We obtained an extension of the March 27, 2004 deadline until March 27, 2005, but we did not meet the extended deadline. The March 27, 2005 deadline was subsequently extended to December 31, 2007, and the deadline for incurring the full amount of qualifying capital expenditures was extended to December 31, 2008. If we are unable to meet these new deadlines or future deadlines without obtaining extensions, we will lose the right to receive the subsidies. If we are able to satisfy the capital expenditure requirements and the other conditions, we will be eligible to receive the subsidies. The amount of qualified expenditures required, as well as the subsidies granted, were based on our initial estimates and assumptions relating to the Las Cruces project. If our actual expenditures differ significantly from these estimates, the governmental authorities may adjust the amount of qualified expenditures we are required to make and the amount of subsidies we are eligible to receive.

The subsidies granted to date (for which extensions have been applied for) represent 47.5 million euros of the 52.8 million euros of subsidies recommended by the central and regional governments. An additional subsidy from the regional government of Andalusia, if granted, could provide up to 5.3 million euros, or approximately $6.6 million, of additional funds for the development of the project. The regional government is conducting the final review of our application, which we submitted in 2001.

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

Other Permits. We must obtain various licenses and permits in connection with the operation and development of the Las Cruces project. The Andalusian government is currently processing, among others, the permits relating to environmental emissions and discharges, stream diversion, hydraulic public domain utilization, work and activities, municipal licenses and authorization for low voltage electricity lines and electric substation. Additionally, pursuant to Law 7/2002 on Town Planning in Andalusia, we are required to submit a “special plan,” which must be approved by the Andalusian government, in connection with certain municipal construction licenses necessary for the development of the Las Cruces project. We have submitted the special plan to the Andalusian government, and the Andalusian government has approved the special plan. We have also entered into an agreement with the three municipalities from which we are required to obtain construction licenses. The agreement, which is subject to the special plan, obligates us to pay an aggregate compensatory fee of 3.5 million euros, or approximately $4.3 million, to the municipalities. The compensatory fee will be used for local projects and is payable in installments of 15% upon approval of the special plan, 15% upon approval of the municipal construction licenses, 35% at the end of the first year of production and 35% at the end of the second year of production. The Company has paid the first 15% that was due upon approval of the special plan.

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

Other Permit-Related Matters. An environmental group in Spain, Ecologists in Action, has appealed the grant of four of our permits.

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

In July 2005, we received notice that Ecologists in Action had appealed to the High Court of Seville the special plan under Law 7/2002 on Town Planning in Andalusia. Ecologists in Action alleges that the approval of the special plan was not properly granted. The appeal is currently pending in the High Court of Seville.

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

Results of Operations

Gold Production. Our share of gold recovered from the cleanup of production facilities at the Castle Mountain mine during the three and six month periods ended June 30, 2005 was 233 ounces. Our attributable share of gold production from the Castle Mountain Venture for the three and six months periods ended June 30, 2004 was 514 and 1,516 ounces, respectively. Residual gold production from the Castle Mountain Venture ceased during the fourth quarter of 2004. Future gold recovery resulting from clean up of the production facilities will be minimal.

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

During the three months ended June 30, 2005 we sold 251 ounces of gold on the spot market. During the three and six month periods ended June 30, 2004 we sold 610 and 1,445 ounces of gold, respectively, on the spot market.

For the six month period ended June 30, 2005, the average price realized per ounce of gold was $436, compared to $397 for the same period in 2004. The average spot price for the six month period ended June 30, 2005 was $427 per ounce, compared to $401 per ounce for the same period in 2004.

Gross Profit (loss). We recognized gross profit from product sales for the three and six month periods ended June 30, 2005 of $0.08 million and $0.04 million, respectively, compared to gross profit of $0.15 million and $0.29 million, respectively, for the same periods in 2004. Gross profit decreased primarily due to cessation of gold production at Castle Mountain in 2004. It is unlikely that we will have gross profit until production begins at the Las Cruces project.

Project Development Costs. Project development costs for the three and six month periods ended June 30, 2005 and 2004 represent costs related to the Las Cruces project which have not been capitalized.

Exploration Costs. Exploration costs for the three and six month periods ended June 30, 2005 increased modestly compared to the same periods in 2004. The increase in expenditures is due to more properties being evaluated in 2005. During the six months ended June 30, 2005, we focused our exploration efforts on our exploration programs in Nevada and Spain.

General and Administrative Expenses. General and administrative expenses for the three and six month periods ended June 30, 2005 decreased 23% and 15%, respectively, compared to the same periods in 2004. The decrease in expenses is due primarily to lower executive bonus and severance costs in 2005.

Bankruptcy Recovery. As part of a court approved bankruptcy plan of Washington Group International, Inc., we have received, as an unsecured creditor, various distributions of common stock and warrants to purchase additional common shares of Washington Group. For the three and six month periods ended June 30, 2005, we received common shares and warrants to purchase additional common shares of Washington Group, with a combined market value of $0.15 million compared to $0.80 million and $1.0 million for the three and six month periods ended June 30, 2004, respectively. These securities were sold immediately upon receipt and we recorded this amount as income.

Abandoned Offering Costs. As more fully described in our 2004 10-K, in the fourth quarter of 2004 we charged $3.6 million of deferred offering and other financing related costs to expense relating to an abandoned proposed public offering of equity securities. During the second quarter of 2005, $0.2 million of those costs were credited to expense as an adjustment when the final actual costs were determined.

Interest Expense. Interest expense for the three and six month periods ended June 30, 2005 and 2004 consisted primarily of the cost of the commitment fee on our credit facility, which is based on the amount available under the facility. For the three and six month periods ended June 30, 2005, we capitalized $1.6 million and $3.0 million, respectively, in interest and $9.2 million and $17.3 million, respectively, in debt discount amortization relating to the Las Cruces project. For the three and six month periods ended June 30, 2004, we capitalized $0.5 million and $0.9 million, respectively, in interest relating to the Las Cruces project.

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

Liquidity and Capital Resources

Our principal sources of funds are our available resources of cash and cash equivalents, equity securities and our convertible credit facility and subsidiary credit agreement. At June 30, 2005, we had cash and cash equivalents of $27.0 million and equity securities of $3.0 million which are available for sale within 12 months, representing an increase in cash and cash equivalents and equity securities of $19.2 million from December 31, 2004. At June 30, 2005, we had $8.5 million of available borrowings under our convertible credit facility and zero available borrowings under our subsidiary credit agreement. We expect that our cash and cash equivalents and available borrowings under our convertible credit facility will be sufficient to cover operating expenses through 2005. However, our cash resources will not be sufficient to cover all projected costs and expenses necessary to commence mining at the Las Cruces project. We currently estimate that the capital cost to bring the Las Cruces project into production, excluding interest and other financing costs, will be approximately 290 million euros, or approximately $359 million. Land acquisition activities are almost complete, and basic engineering activities are scheduled to begin in the near future. We will require financing in order to complete these activities.

Amounts owed to Leucadia under our convertible credit facility were $71.5 million at June 30, 2005 and $66.5 million at December 31, 2004. However, the amounts reflected on our consolidated balance sheets have been reduced by debt discounts that are recognized as a result of the beneficial conversion features associated with the convertible credit facility. When the debt discount is recorded, we also increase capital in excess of par value for the same amount, even though we remain obligated to pay Leucadia the full face amount of the convertible credit facility. In the aggregate, $67.4 million of beneficial conversion features have been recorded and reflected as additions to capital in excess of par value since October 13, 2004. The amortization of the debt discount over the remaining life of the convertible credit facility will increase the convertible credit facility balance reflected on our consolidated balance sheet. Because the amortization is capitalized to mining properties during periods that mining properties are being developed, however, the increase to capital in excess of par value will not be similarly reversed.

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

Net cash used by operating activities was $2.0 million for the six-month period ended June 30, 2005, compared to net cash used by operating activities of $2.6 million for the same period in 2004.

In March 1998, we entered into our convertible credit facility with Leucadia. Through various amendments, the most recent of which was effective March 4, 2005, our convertible credit facility has been amended to increase the convertible credit facility to $80 million. Our convertible credit facility has an expiration date of January 3, 2007. Leucadia may terminate our convertible credit facility on December 15 of any year, provided Leucadia notifies us of the termination prior to September 15 of that year. Leucadia has the right to terminate our convertible credit facility at any time when it owns less than 45% of our outstanding common stock. Leucadia has notified us that it does not intend to terminate our convertible credit facility prior to December 15, 2006. Loans outstanding under our convertible credit facility bear interest equal to the prime rate plus 3% and interest and commitment fees are payable quarterly. The prime rate at June 30, 2005 was 6.25%. Interest paid to Leucadia under our convertible credit facility for the six months ended June 30, 2005 and 2004 was approximately $3.0 million and $0.9 million, respectively. A substantial portion of these interest payments relates to financing for the Las Cruces project. Interest related to the Las Cruces project is capitalized to mining properties, plant and mine development on our consolidated balance sheets and is not reflected as interest expense in our consolidated statements of operations.

The convertible credit facility requires us to maintain certain financial ratios. From time to time, we have requested waivers with respect to certain of these financial ratios. Although Leucadia has granted to us the waivers necessary for us to comply with the financial covenants contained in the convertible credit facility, we may need additional waivers in the future, and we cannot provide any assurance that Leucadia would grant any such additional waivers. As of June 30, 2005, we were in compliance with the financial covenants under the convertible credit facility.

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

Additions to mining properties, plant and mine development totaled $31.6 million (including $17.3 million of capitalized debt discount amortization) for the six months ended June 30, 2005, compared to $6.4 million for the same period in 2004. For all periods presented, additions to mining properties, plant and mine development consisted of: (1) mine development expenditures; (2) construction expenditures for buildings, machinery, plant and equipment; (3) expenditures for mobile mining service equipment; and (4) capitalized interest (including amortized debt discount). The principal source of funds that we used to fund project development at the Las Cruces project was our convertible credit facility with Leucadia.

Upon completion of production at a mine, we must make expenditures for reclamation and closure of the mine. We account for future reclamation and mine closure liabilities in accordance with SFAS No. 143. At June 30, 2005, we had a recorded asset retirement obligation of $0.6 million for our share of these costs at the Castle Mountain mine. We and Quest Capital Corporation, formerly Viceroy Resource Corporation, the owner of the remaining 75% interest in the Castle Mountain Venture, are depositing cash, including all proceeds from the sale of plant and equipment, in a separate fund to cover current and future reclamation costs at the venture properties. At June 30, 2005, our share of this fund was $1.1 million, which is classified as restricted cash. We have not recorded any asset retirement liabilities relating to the Las Cruces project as there has been no disturbance that would require reclamation or remediation. We review the adequacy of our reclamation and mine closure liabilities in light of current laws and regulations and adjust our liabilities as necessary.

For the six month periods ended June 30, 2005 and 2004, accumulated other comprehensive loss includes losses of approximately $12.4 million and $2.0 million, respectively, resulting from the recognition of net unrealized losses from foreign currency translation adjustments. While the recognition of these adjustments results in decreases in total stockholders’ equity, these adjustments had no impact on our consolidated liquidity. These adjustments are required in order to convert our euro denominated assets and liabilities into U.S. dollars and, therefore, reflect the change in the value of the euro against the U.S. dollar over these periods. We do not believe these adjustments reflect any decrease in the economic value of our assets, and we are unable to predict whether these unrealized losses from foreign currency translation adjustments will continue in the future. Foreign currency exchange rates can have a significant impact on our consolidated financial statements. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rate Risk” in this report and Note 1 to the consolidated financial statements and “Cautionary Statement for Forward-Looking Information—We are subject to unpredictable fluctuations in currency exchange rates that may negatively affect the profitability of the Las Cruces project” in our Annual Report on Form 10-K for the year ended December 31, 2004.

As shown below, at June 30, 2005, our contractual cash obligations totaled approximately $120.37 million.

Contractual Obligations

	Payments Due by Period (in millions)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Operating leases	$0.45	$0.17	$0.25	$0.03	$—
Convertible credit facility (1)	71.50	—	71.50	—	—
Subsidiary credit agreement (2)	35.25	—	35.25	—	—
Interest (3)	13.17	8.73	4.44	—	—

Total contractual cash obligations	$120.37	$8.90	$111.44	$0.03	$—

(1)	This amount represents the outstanding principal balance at June 30, 2005 under our $80 million convertible credit facility with Leucadia.

(2)	This amount represents the outstanding principal balance at June 30, 2005 under our $35 million subsidiary credit agreement with Leucadia.

(3)	Estimated interest on the convertible credit facility with Leucadia was calculated based on the outstanding borrowings at June 30, 2005 of $71.5 million. Interest was calculated using the prime rate in effect at June 30, 2005 of 6.25% plus 3% as specified in the convertible credit facility. Estimated interest on the subsidiary credit agreement with Leucadia was calculated based on the outstanding principal at June 30, 2005 of $35.3 million. Interest was calculated using the three-month Eurodollar rate in effect at June 30, 2005 of 3.5% plus 2.5% as specified in the subsidiary credit agreement.

Declaration of Dividend

On August 8, 2005, our board of directors declared a dividend of one deferred valuation right per share on our common stock payable to all stockholders of record at the close of business on the record date of August 18, 2005. For more information, see Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations – Recent Events – Declaration of Dividend and Contractual Appraisal Rights above.

New Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”), which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 applies to all voluntary changes in accounting principles, and changes the accounting and reporting requirements for a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless doing so is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period in which the change occurred the cumulative effect of changing to the new accounting principle. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance in APB 20 for reporting the correction of an error in previously issued financial statements, a change in accounting estimate and a change in reporting entity, as well as the provisions of SFAS 3 that govern reporting accounting changes in interim financial statements. We are currently evaluating the impact of SFAS 154 on our consolidated financial statements, but do not expect that the impact will be material.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is effective for fiscal years ending after December 15, 2005. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset. We are currently evaluating the impact of FIN 47 on our consolidated financial statements, but we do not expect that the impact will be material.

We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations or financial position. Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future financial position or results of operations.

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

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report or that may materially and adversely affect our actual results. These risks include, but are not limited to, dependence on a single mining project, our need for financing, potential delays in development of the Las Cruces project, imprecision of estimates, uncertainty of government subsidies, volatility of copper prices, currency fluctuations, international political instability, our significant indebtedness, risks associated with mining activities, risks of development in foreign countries, environmental and other laws and regulations, competition, our reliance upon key executives and risks related to our majority stockholder and lender. Each of these risks and certain other uncertainties are discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2004. In addition, there are a number of risks and uncertainties associated with the proposed transactions with Inmet and Leucadia. Consummation of these transactions is subject to a number of conditions, some of which are beyond our control. The failure to consummate these transactions could cause our results to differ materially from the forward-looking statements contained in this report. There may also be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements made by or on our behalf should be considered in light of these factors.

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

Interest Rate Risk

At June 30, 2005, we had borrowed $71.5 million under our convertible credit facility with Leucadia, and we had borrowed $35.3 million under the subsidiary credit agreement with Leucadia. The convertible credit facility carries a variable interest rate equal to the prime rate plus 3%. At June 30, 2005, the prime rate was 6.25%. A 1% increase in the prime rate would increase our annual interest expense by approximately $0.72 million. The subsidiary credit agreement carries a variable interest rate equal to the three-month Eurodollar rate plus 2.5%. The three-month Eurodollar rate at June 30, 2005 was 3.5%. A 1% increase in the three-month Eurodollar rate would increase our annual interest expense by approximately $0.4 million. We have not undertaken any hedging activities with respect to the convertible credit facility or the subsidiary credit agreement.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, June 30, 2005, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the restatement of our consolidated financial statements for the year ended December 31, 2004 in our Form 10-K for the year ended December 31, 2004, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. Based on this evaluation and the identification of the material weakness in internal control over financial reporting described below, we concluded that our disclosure controls and procedures were not effective as of December 31, 2004 or March 31, 2005.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004 and March 31, 2005, we did not maintain effective controls over our determination and recording of capitalized interest costs in accordance with accounting principles generally accepted in the United States of America. Specifically, our controls failed to ensure the correct application of SFAS No. 34 to the amortized debt discount associated with the amendment to our convertible credit facility and subsequent borrowings under the convertible credit facility during the fourth quarter of 2004 and the first quarter of 2005. This control deficiency resulted in the error requiring the restatement of our 2004 financial statements, as reflected in Amendment No. 2 to our Form 10-K for the year ended December 31, 2004, to correct for the misstatement in interest expense, capitalized interest cost and accumulated deficit. Accordingly, management has concluded that the control deficiency constituted a material weakness.

We believe we have remediated the material weakness in our internal control over financial reporting with respect to accounting for capitalization of interest costs. The remedial actions included additional research and education to ensure that all relevant personnel involved in transactions involving interest costs understand and apply accounting in compliance with SFAS No. 34.

In connection with this Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of June 30, 2005, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2005, we took the remedial actions described above.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A stockholder of the Company has filed a complaint in the Court of Chancery of the State of Delaware in and for New Castle County (Civil Action No. 1455-N). The complaint alleges, among other things, (a) breaches of fiduciary duty by Leucadia, the Company, and the members of the Company’s board of directors in connection with the proposed merger of the Company with a subsidiary of Leucadia, including allegations that the independent directors did not function effectively in their review of the proposed merger agreement and merger; (b) that the consideration Leucadia is offering the Company stockholders through the proposed merger is inadequate; and (c) that Leucadia is acting to further its own interest at the expense of the Company’s other stockholders. Among other remedies, the complaint seeks to enjoin completion of the merger, rescission in the event that the merger is completed, damages in an unspecified amount and attorneys’ fees. The Company believes the allegations of the complaint are without merit.

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

Date: August 15, 2005

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